Form 10-K
period 2022-12-31
FIRSTENERGY CORP
filed 2023-02-13
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the FISCAL YEAR ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
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
$21,916,076,568 as of June 30, 2022
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

CLASS	AS OF JANUARY 31, 2023
Common Stock, $0.10 par value	572,245,184
Documents Incorporated By Reference

PART OF FORM 10-K INTO WHICH
DOCUMENT	DOCUMENT IS INCORPORATED
Proxy Statement for 2023 Annual Meeting of Shareholders of FirstEnergy Corp. to be held May 24, 2023	Part III

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FELHC, Inc.	FirstEnergy License Holding Company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates EH’s nuclear generating facilities
FES	Energy Harbor LLC. (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FES Debtors	FENOC, FES, and FES’ subsidiaries as of March 31, 2018
FESC	FirstEnergy Service Company, which provides legal, financial, and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FG	Energy Harbor Generation LLC (formerly known as FirstEnergy Generation, LLC), a subsidiary of EH, which owns and operates fossil generating facilities
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
GPU	GPU, Inc., former parent of JCP&L, ME and PN, that merged with FE on November 7, 2001
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a former subsidiary of FET which became a subsidiary of FE in May 2022
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE, and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms are used to identify frequently used terms in this report:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, FET, the Utilities and the Transmission Companies, on October 18, 2021	CWA	Clean Water Act
2031 Notes	FE’s 7.375% Notes, Series C, due 2031	D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
2047 Notes	FE’s 4.85% Notes, Series C, due 2047	DCPD	FE Deferred Compensation Plan for Outside Directors
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET	DCR	Delivery Capital Recovery
ACE	Affordable Clean Energy	DEI	Diversity, Equity and Inclusion
ADIT	Accumulated Deferred Income Taxes	DMR	Distribution Modernization Rider
AEP	American Electric Power Company, Inc.	DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and U.S. Attorney’s Office for the Southern District of Ohio
AEPSC	American Electric Power Service Corporation	DSIC	Distribution System Improvement Charge
AFS	Available-for-sale	DSP	Default Service Plan
AFSI	Adjusted Financial Statement Income	DTA	Deferred Tax Asset
AFUDC	Allowance for Funds Used During Construction	E&P	Earnings and Profits
AMI	Advance Metering Infrastructure	EDC	Electric Distribution Company
AMT	Alternative Minimum Tax	EDCP	FE Amended and Restated Executive Deferred Compensation Plan
AOCI	Accumulated Other Comprehensive Income (Loss)	EEI	Edison Electric Institute
ARO	Asset Retirement Obligation	EESG	Employee, Environmental, Social, Corporate Governance
ARP	Alternative Revenue Program	EGS	Electric Generation Supplier
ASC	Accounting Standards Codification	EGU	Electric Generation Units
ASU	Accounting Standards Update	EH	Energy Harbor Corp.
Bankruptcy Court	U.S. Bankruptcy Court in the Northern District of Ohio in Akron	ELG	Effluent Limitation Guidelines
BGS	Basic Generation Service	EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners	ENEC	Expanded Net Energy Cost
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp	EPA	United States Environmental Protection Agency
CAA	Clean Air Act	EPS	Earnings per Share
CCR	Coal Combustion Residuals	ESP IV	Electric Security Plan IV
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980	Exchange Act	Securities and Exchange Act of 1934, as amended
CFIUS	Committee on Foreign Investments in the United States	Facebook®	Facebook is a registered trademark of Facebook, Inc.
CFR	Code of Federal Regulations	FASB	Financial Accounting Standards Board
CO2	Carbon Dioxide	FCA	Financial Conduct Authority
COVID-19	Coronavirus disease	FE Board	FE Board of Directors
CPP	EPA's Clean Power Plan	FE Revolving Facility	FE and the Utilities’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
CSAPR	Cross-State Air Pollution Rule	FERC	Federal Energy Regulatory Committee
CTA	Consolidated Tax Adjustment	FES Bankruptcy	FES Debtors' voluntary petitions for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court

FET Board	The Board of Directors of FET	NJBPU	New Jersey Board of Public Utilities
FET LLC Agreement	Third Amended and Restated Limited Liability Company Operating Agreement of FET	NJ Rate Counsel	New Jersey Division of Rate Counsel
FET Minority Equity Interest Sale	Sale of membership interests of FET, such that Brookfield will own 49.9% of FET	NOL	Net Operating Loss
FET P&SA I	Purchase and Sale Agreement entered into on November 6, 2021, by and between FE, FET, Brookfield and the Brookfield Guarantors	NOx	Nitrogen Oxide
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors	NSR	New Source Review
FET Revolving Facility	FET and certain of its subsidiaries’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021	NUG	Non-Utility Generation
Fitch	Fitch Ratings Service	NYPSC	New York State Public Service Commission
FMB	First Mortgage Bond	OAG	Ohio Attorney General
FPA	Federal Power Act	OCC	Ohio Consumers' Counsel
FTR	Financial Transmission Right	ODSA	Ohio Development Service Agency
GAAP	Accounting Principles Generally Accepted in the United States of America	Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO Staff, and several other signatories
GHG	Greenhouse Gases	OPEB	Other Post-Employment Benefits
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly	OPEIU	Office and Professional Employees International Union
IBA	ICE Benchmark Administration Limited	OPIC	Other Paid-in Capital
IBEW	International Brotherhood of Electrical Workers	OSHA	Occupational Safety and Health Administration
ICP 2015	FirstEnergy Corp. 2015 Incentive Compensation Plan	OSMRE	United States Department of Interior, Office of Surface Mining Reclamation and Enforcement
ICP 2020	FirstEnergy Corp. 2020 Incentive Compensation Plan	OVEC	Ohio Valley Electric Corporation
IRA of 2022	Inflation Reduction Act of 2022	PA Consolidation	Consolidation of the Pennsylvania Companies
IRS	Internal Revenue Service	PA NewCo	In connection with the PA Consolidation, a new Pennsylvania corporation as a wholly-owned, indirect subsidiary of FE
ISO	Independent System Operator	PJM	PJM Interconnection, LLC
kV	Kilovolt	PJM Tariff	PJM Open Access Transmission Tariff
kWh	Kilowatt-hour	POLR	Provider of Last Resort
LIBOR	London Inter-Bank Offered Rate	PPA	Purchase Power Agreement
LOC	Letter of Credit	PPUC	Pennsylvania Public Utility Commission
LTIIPs	Long-Term Infrastructure Improvement Plans	PUCO	Public Utilities Commission of Ohio
MDPSC	Maryland Public Service Commission	Recoupment Policy	FirstEnergy Executive Compensation Recoupment Policy
MGP	Manufactured Gas Plants	Regulation FD	Regulation Fair Disclosure promulgated by the SEC
MISO	Midcontinent Independent System Operator, Inc.	RFC	ReliabilityFirst Corporation
Moody’s	Moody’s Investors Service, Inc.	RFP	Request for Proposal
MW	Megawatt	RGGI	Regional Greenhouse Gas Initiative
MWH	Megawatt-hour	ROE	Return on Equity
NCI	Noncontrolling Interest	RTO	Regional Transmission Organization
N.D. Ohio	Federal District Court, Northern District of Ohio	SBC	Societal Benefits Charge
NERC	North American Electric Reliability Corporation	S.D. Ohio	Federal District Court, Southern District of Ohio
v

SEC	United States Securities and Exchange Commission	Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
SEET	Significantly Excessive Earnings Test	TMI-1	Three Mile Island Unit 1
SIP	State Implementation Plan(s) under the Clean Air Act	TMI-2	Three Mile Island Unit 2
SLC	Special Litigation Committee of the FE Board	TO	Transmission Owner
SO2	Sulfur Dioxide	Twitter®	Twitter is a registered trademark of Twitter, Inc.
SOFR	Secured Overnight Financing Rate	UWUA	Utility Workers Union of America
SOS	Standard Offer Service	VAR	Volt-Amps Reactive, the measuring unit for reactive power
SREC	Solar Renewable Energy Credit	VEPCO	Virginia Electric and Power Company
SSO	Standard Service Offer	VIE	Variable Interest Entity
SVC	Static Var Compensator	VSCC	Virginia State Corporation Commission
S&P	Standard & Poor’s Ratings Service	WVPSC	Public Service Commission of West Virginia
S&P 500	Standard & Poor’s 500 index

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

Regulated Utility Operating Subsidiaries

The Utilities’ combined service areas encompass approximately 65,000 square miles in Ohio, Pennsylvania, West Virginia, Maryland, New Jersey, and New York. The areas they serve have a combined population of approximately 14 million.

OE owns property and does business as an electric public utility in Ohio. OE engages in the distribution and sale of electric energy to communities in central and northeastern Ohio. The area it serves has a population of approximately 2.4 million.

Penn owns property and does business as an electric public utility in Pennsylvania. Penn furnishes electric service to communities in western Pennsylvania. The area it serves has a population of approximately 0.4 million.

CEI does business as an electric public utility in Ohio. CEI engages in the distribution and sale of electric energy in northeastern Ohio. The area it serves has a population of approximately 1.7 million.

TE does business as an electric public utility in Ohio. TE engages in the distribution and sale of electric energy in northwestern Ohio. The area it serves has a population of approximately 0.7 million.

JCP&L owns property and does business as an electric public utility in New Jersey. JCP&L provides transmission and distribution services in northern, western, and east central New Jersey. The area it serves has a population of approximately 2.9 million.

ME owns property and does business as an electric public utility in Pennsylvania. ME provides distribution services in eastern and south central Pennsylvania. The area it serves has a population of approximately 1.3 million.

PN owns property and does business as an electric public utility in Pennsylvania. PN provides distribution services in western, northern, and south central Pennsylvania. The area PN serves has a population of approximately 1.2 million. Also, PN, as lessee of the property of its subsidiary, the Waverly Electric Light & Power Company, serves approximately 4,000 customers in the Waverly, New York vicinity.

PE owns property and does business as an electric public utility in Maryland, Virginia, and West Virginia. PE provides transmission and distribution services in portions of Maryland and West Virginia and provides transmission services in Virginia. The area it serves has a population of approximately 1.0 million.

MP owns property and does business as an electric public utility in West Virginia. MP provides generation, transmission, and distribution services in northern West Virginia. The area it serves has a population of approximately 0.8 million. MP is contractually obligated to provide power to PE to meet its load obligations in West Virginia. MP owns or contractually controls 3,580 MWs of generation capacity that is supplied to its electric utility business, including a 16.25% undivided interest in the Bath County pumped-storage hydroelectric generation facility in Virginia (487 MWs) through its wholly owned subsidiary AGC.

WP owns property and does business as an electric public utility in Pennsylvania. WP provides transmission and distribution services in southwestern, south-central, and northern Pennsylvania. The area it serves has a population of approximately 1.6 million.

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the transfer of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of PA NewCo and (d) the merger of each of the Pennsylvania Companies with and into PA NewCo, with PA NewCo surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, PA NewCo will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

Regulated Transmission Operating Subsidiaries

FET, the parent of ATSI, MAIT, PATH, and TrAIL, is a subsidiary of FE which holds 80.1% of its issued and outstanding membership interests. Brookfield owns the remaining 19.9% of the issued and outstanding membership interests of FET. Through its subsidiaries, FET owns and operates high-voltage transmission facilities in the PJM Region. FET's subsidiaries are subject to regulation by FERC and applicable state regulatory authorities.

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

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

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities. On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA I, with Brookfield and the Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield would own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022. On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE's retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of December 31, 2022, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of December 31, 2022, Corporate/Other had approximately $5.4 billion of FE holding company debt.
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
State Regulation
The following table summarizes the allowed ROE and the aggregate actual ROE of the Regulated Distribution Utilities by state for the year ended December 31, 2022, as determined for regulatory purposes:

State	Allowed ROE	Actual ROE(1)
Maryland	9.65%	8.8%
New Jersey	9.6%	7.0%
Ohio	10.5%	8.4%
Pennsylvania	Settled(2)	8.1%
West Virginia	Settled(2)	6.6%
(1) Actual ROE is based on methodology used in last distribution rate case and/or quarterly earnings reports, as applicable. Rate base is for distribution assets only (except West Virginia, which includes generation and transmission assets) and reflects the actual capital structure for Pennsylvania, West Virginia and Maryland, and the allowed capital structure for Ohio. Actual ROEs reflect actual revenue (not weather normalized) and historical results should not be relied upon to estimate the outcome of future rate cases as regulatory assumptions may vary. ROEs may not tie to upcoming rate filings due to items such as updated allocators, taxes, and adjustments.
(2) Commission-approved settlement agreements did not disclose ROE rates.

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

Capital Requirements

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments and potential contributions to its pension plan. See "Capital Resources and Liquidity" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.

Supply Plan

Supply Chain

FirstEnergy has continued to experience supply chain challenges due to economic conditions following the global pandemic. Lead times continue to increase across numerous material categories, with some as much as doubling from pre-pandemic lead times. Suppliers continue to struggle with labor shortages and raw material availability, which, along with inflationary pressure, have increased the costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy continues to monitor supply chain risk as it anticipates these challenges continuing into 2023 and is mitigating these risks by:

•Utilizing a cross-functional team to forecast potential impacts to operations and programs;
•Expanding supply base to increase resiliency;
•Enhancing the demand management and material reservation process;
•Evaluating substitute products, reserving production capacity, and buying ahead in targeted categories; and
•Staying updated by participating in discussions with other utilities through EEI, which has a long history of mutual assistance in the electric utility industry.

Default Service

Certain of the Utilities have default service obligations to provide power to non-shopping customers who have elected to continue to receive service under regulated retail tariffs. The volume of these sales can vary depending on the level of shopping that occurs and these default service plans vary by state and by service territory. JCP&L’s default service, or BGS supply, is secured through a statewide competitive procurement process approved by the NJBPU. Default service for the Ohio Companies, Pennsylvania Companies and PE's Maryland jurisdiction are provided through a competitive procurement process approved by the PUCO (under ESP IV), PPUC (under the DSP) and MDPSC (under the SOS), respectively. If any supplier fails to deliver power to any one of those Utilities’ service areas, the Utility serving that area may need to procure the required power in the market in their role as the default Load Serving Entity. West Virginia electric generation continues to be regulated by the WVPSC.

Fuel Supply

MP currently has coal contracts with various terms to purchase approximately 7.4 million tons of coal for the year 2023, which, along with its 2022 year-end inventory levels, accounts for nearly all of its forecasted 2023 coal requirements. MP has the ability to acquire additional tonnage through options available in its current contracts, as well as purchases through the spot market. The contracts expire at various times through 2026. This contracted coal is produced primarily from mines located in Pennsylvania, Illinois and West Virginia. In order to meet emission requirements, MP holds contracts for a variety of reagents expiring at various times through 2026, as well as the ability to purchase additional reagents through the spot market. Additionally, MP is granted emission allowances by the EPA and purchases additional allowances as needed to meet emission requirements. See "Outlook - Environmental Matters" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information pertaining to the impact of increased environmental regulations on fuel supply.

System Demand
The maximum hourly demand for each of the Utilities was:

System Demand	2022	2021	2020
	(in MWs)
CEI	4,266	4,253	4,188
JCP&L	6,122	5,902	6,056
ME	3,021	2,976	2,974
MP	2,124	2,114	2,121
OE	5,652	5,598	5,494
PE	3,514	2,905	3,609
Penn	944	889	946
PN	2,838	2,908	3,020
TE	2,277	2,265	2,787
WP	3,827	3,827	4,012

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

Seasonality

The sale of electric power is generally a seasonal business, and weather patterns can have a material impact on FirstEnergy’s Regulated Distribution segment operating results. Demand for electricity in our service territories historically peaks during the summer and winter months. Accordingly, FirstEnergy’s annual results of operations and liquidity position may depend disproportionately on its operating performance during the summer and winter. Mild weather conditions may result in lower power sales and consequently lower revenue and earnings.

Human Capital

FirstEnergy focuses on a number of human capital resources, measures and objectives in managing its business, including: integrity, safety, diversity, equity and inclusion, workplace flexibility, employee development and compensation and benefits. During 2022, the company continued to enhance its dedicated focus on employees by providing employees with additional opportunities to improve belonging, inclusion and engagement within our workforce. Collectively, these focus areas may be material to understanding its business under certain circumstances.

Employees and Collective Bargaining Agreements

As of December 31, 2022, FirstEnergy had 12,335 employees, all of whom were located in the United States as follows:

	Total Employees	Bargaining Unit Employees
FESC	5,099	554
CEI	824	565
JCP&L	1,361	1,052
ME	579	452
MP	1,080	750
OE	1,069	735
PE	501	330
Penn	173	131
PN	694	487
TE	331	253
WP	624	465
Total	12,335	5,774

As of December 31, 2022, the IBEW, the UWUA and the OPEIU unions collectively represented approximately half of FirstEnergy’s employees. There are 15 collective bargaining agreements between FirstEnergy’s subsidiaries and its unions, which have three, four or five- year terms. In 2022, FirstEnergy’s subsidiaries reached new agreements with 3 IBEW locals, covering 620 employees, and 3 UWUA locals, covering 945 employees.

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

FirstEnergy has shifted its focus from achieving low OSHA rates to proactively identifying and mitigating life-changing event exposure. This shift in focus strengthens FirstEnergy’s safety-first culture by aligning our leadership around the same goal and driving safer decisions from an engaged workforce who puts safety first. FirstEnergy continues to embed its "Leading with Safety" learnings and experiences and continues to enhance and reinforce leader and employee safety training and exposure control concepts to improve job site exposure identification, communication and mitigation to prevent life changing events. Further, FirstEnergy continues to expand its “Leading with Safety” experiences with its employees to achieve excellence in personal, contractor and public safety.

Diversity, Equity and Inclusion

DEI is a core value, as well as a corporate objective because a diverse, equitable and inclusive work environment delivers better service to customers, strong operational performance, innovation, and a safe, rewarding work experience for employees. FirstEnergy is focused on building a diverse workforce for the future, advancing a culture of equity, inclusion and belonging, and enhancing our diversity focus with our customers, in our communities and with our suppliers.

Affirmative steps taken at FirstEnergy to promote the core value of diversity, equity and inclusion include:
•FirstEnergy sponsors an executive diversity, equity and inclusion council consisting of senior management and other leaders across the company;
•Recently developed FirstEnergy Utilities Operations DEI Council focused on DEI related strategy and initiatives specific to operations employees including a large represented physical work group;
•Holding an annual “Employee Engagement Survey” to capture employees’ perspectives on their work experience and progress toward embracing a more inclusive culture. The survey results are discussed with employees in order to drive initiatives and action plans for improvement. This includes establishing:

▪a cross-functional working group to oversee the development and implementation of diversity, equity and inclusion action plans company-wide;
▪additional teams of employees embedded throughout FirstEnergy to implement local actions supporting diversity, equity and inclusion;
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
•FirstEnergy has enhanced the recruiting processes to increase the number of diverse candidates considered for open positions and expand the diversity of teams interviewing those candidates. These enhancements include:
▪expanded relationship building with key diverse professional organizations, colleges and universities;
▪a more strategic approach to proactive talent sourcing that ensures increased diversity of candidate slates presented to hiring managers;
▪expanded diversity of teams interviewing those candidates.
•Increase leadership accountability by including diversity, equity and inclusion metrics in FirstEnergy’s annual incentive compensation program.

Workplace Flexibility

FirstEnergy is committed to supporting employees’ work/life balance by providing flexible work arrangements for many of its employees, and encouraging career growth as well as personal balance. In Fall 2022, FirstEnergy formally adopted guidelines to facilitate flexible work arrangements for eligible full-time and part-time non-bargaining employees. Flexible work arrangements, like permitting certain employees to work from alternate locations or to begin and end work at variable times, offer a variety of approaches to the way employees work. These approaches can help employees achieve their priorities and meet customer and business needs while promoting enhanced convenience and balance between work and personal commitments.

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

Understanding FirstEnergy’s rapidly changing industry and strategy is key to employees’ ability to support FirstEnergy’s mission and meet its customers’ evolving needs. Key FirstEnergy development programs include:
•a mentoring program;
•new supervisor and manager program;
•experienced leader program;
•aspiring leader program;
•external partnership with the Center for Creative Leadership® and BeingFirst® for senior and executive leadership development,
•"Educate to Elevate," which provides access to post-secondary education and a path to both Associate’s and Bachelor’s degrees for employees;
•Power Systems Institute, an award-winning program for recruiting and developing the next generation of highly trained, dedicated and motivated line and substation workers; and
•A pilot apprentice line worker program in Ohio and Pennsylvania that was launched in 2022 and designed to address labor shortages in areas where we have had difficulty attracting talent or have experienced higher-than-average attrition rates.

Compensation and Benefits

FirstEnergy’s total rewards program is designed to attract, motivate, retain and reward employees for their role in the success of FirstEnergy. The base pay program is designed to provide individual base pay levels that balance an employee’s value to FirstEnergy with comparable jobs at peer companies. FirstEnergy is committed to ensuring that our internal policies and processes support pay equity, which was confirmed in a third-party review of our practices in 2019 and continues to be part of our normal ongoing process. Our internal processes ensure pay equity considerations are part of our normal ongoing process. The annual incentive compensation program is designed to reward the achievement of near-term corporate and business unit objectives. Additionally, FirstEnergy’s long-term incentive compensation program is designed to reward eligible executives for FirstEnergy’s achievement of longer-term goals intended to drive shareholder value and growth. In addition to base pay and incentive compensation plans, FirstEnergy offers a comprehensive benefits program, including a 401(k) savings plan and a defined benefit pension plan.

Information About Our Executive Officers (as of February 13, 2023)

Name	Age	Positions Held During Past Five Years	Dates
John W. Somerhalder II	67	Interim Chief Executive Officer (A)	2022-Present
(H)		Interim President (B)	2022-Present
		Vice Chair and Executive Director (A)	2021-2022
		CenterPoint Energy Inc, Interim President & Chief Executive Officer	2020

Samuel L. Belcher	54	Senior Vice President, Operations (B)	2021-Present
(I)		President (C) (E)	2018-Present
		Senior Vice President and President, FirstEnergy Utilities (B)	2018-2021
		President and Chief Nuclear Officer (G)	*-2018

Hyun Park	61	Senior Vice President and Chief Legal Officer (A) (B)	2021-Present
		Senior Vice President and General Counsel (C) (D) (E)	2021-2022
		LimNexus, Partner and General Counsel	2019-2021
		Latham & Watkins, Of Counsel	*-2019

K. Jon Taylor	49	Senior Vice President, Chief Financial Officer and Strategy (A) (B)	2021-Present
		Senior Vice President and Chief Financial Officer (C) (E)	2020-Present
		Senior Vice President and Chief Financial Officer (A) (B)	2020-2021
		Vice President, Utility Operations (B)	2019-2020
		President (D)	2019-2020
		President, Ohio Operations (B)	2018-2019
		Vice President (C)	2018-2019
		Vice President and Controller (C) (E)	*-2018
		Vice President, Controller and Chief Accounting Officer (A) (B)	*-2018

Jason J. Lisowski	41	Vice President, Controller and Chief Accounting Officer (A) (B)	2018-Present
		Vice President and Controller (C) (E)	2018-Present
		Controller and Treasurer (F) (G)	*-2018

Christine L. Walker	57	Senior Vice President, Chief Human Resources Officer and Corporate Services (B)	2021-Present
		Senior Vice President and Chief Human Resources Officer (B)	2019-2021
		Vice President, Human Resources (B)	2018-2019
		Executive Director, Talent Management (B)	*-2018

* Indicates position held at least since January 1, 2018
(A) Denotes position held at FE
(B) Denotes position held at FESC
(C) Denotes position held at the Ohio Companies, the Pennsylvania Companies, MP, PE, FET, KATCo, TrAIL and ATSI
(D) Denotes position held at AGC
(E) Denotes position held at MAIT
(F) Denotes position held at FES and FG
(G) Denotes position held at FENOC
(H) Also served as Chair of the FE Board from May 2022 - Present
(I) On January 17, 2023, Samuel L. Belcher notified FirstEnergy of his intent to retire effective May 1, 2023

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

These SEC filings are posted on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, FirstEnergy routinely posts additional important information, including press releases, investor presentations, investor factbooks and notices of upcoming events under the "Investors" section of FirstEnergy’s website and recognizes FirstEnergy’s website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of postings to the website by signing up for email alerts and Rich Site Summary feeds on the "Investors" page of FirstEnergy's website. FirstEnergy also uses Twitter® and Facebook® as additional channels of distribution to reach public investors and as a supplemental means of disclosing material non-public information for complying with its disclosure obligations under Regulation FD. Information contained on FirstEnergy’s website, Twitter® handle or Facebook® page, and any corresponding applications of those sites, shall not be deemed incorporated into, or to be part of, this report.

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

Risks Associated with Damage to Our Reputation and HB 6 Related Litigation and Investigations

Damage to our reputation may arise from numerous sources making us vulnerable to negative customer perception, adverse regulatory outcomes, or other consequences, which could materially adversely affect our business, results of operations, and financial condition.

Our reputation is important. Damage to our reputation could materially adversely affect our business, results of operations, and financial condition and may arise from numerous sources further discussed below, including a breach of the DPA, negative outcomes associated with the SEC investigation or other HB 6 litigation or investigations, a significant cyber-attack or data security breach, failure to provide safe and reliable service, and operating coal-fired generation. Any damage to our reputation may lead to negative customer perception, which may make it difficult for us to compete successfully for new opportunities, or could adversely impact our ability to launch new sophisticated technology-driven solutions to meet our customer expectations. Further, a damaged reputation could further result in FERC and the state utility commissions that regulate our rates, and other regulatory and legislative authorities being less likely to view us in a favorable light, and could negatively impact the rates we charge customers or otherwise cause us to be susceptible to unfavorable legislative and regulatory outcomes, as well as increased regulatory oversight and more stringent legislative or regulatory requirements.

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

The SEC Investigation and HB 6 Related Litigation Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations, Liquidity or Cash Flows

Following the announcement by the U.S. Attorney’s Office for the S.D. Ohio of the investigation surrounding HB 6 in July 2020, certain of our stockholders and customers filed several lawsuits against us and certain current and former directors, officers and other employees, including the federal securities class action litigation In re FirstEnergy Corp. Securities Litigation (Federal District Court, S.D. Ohio). The investigations and litigation related to HB 6 could divert management’s focus and have resulted in, and could continue to result in substantial investigation expenses, and the commitment of substantial corporate resources. The outcome, duration, scope, result or related costs of the investigations and related litigation of the government investigations, particularly the SEC investigation and the securities class action lawsuit discussed below, are inherently uncertain. Therefore, any of these risks could impact us significantly beyond expectations. Moreover, we are unable to predict the potential for any additional investigations or litigation, any of which could exacerbate these risks or expose us to potential criminal or civil liabilities, sanctions or other remedial measures, and could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows.

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

We also believe that it is probable that FE will incur a loss in connection with the resolution of In re FirstEnergy Corp. Securities Litigation. Given the ongoing nature and complexity of such litigation, we cannot yet reasonably estimate a loss or range of loss that may arise from its resolution. However, if it is resolved against us substantial monetary damages could result and our reputation, business, financial condition, results of operations, liquidity or cash flows may be materially adversely affected.

These matters are likely to continue to have an adverse impact on the trading prices of our securities. See Note 13, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements, for additional details on the government investigations and subsequent litigation surrounding HB 6.

The HB 6 Related State Regulatory Investigations Could Have a Material Adverse Effect on our Reputation, Business, Financial Condition, Results of Operations, Liquidity or Cash Flows

There are several state regulatory matters associated with the ongoing governmental investigations including, but not limited to, the following:

•On August 16, 2022, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the following pending HB 6 related matters for a period of six months, which request was granted by the PUCO on August 24, 2022:
◦On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort.
◦On November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020
◦On December 30, 2020, the PUCO directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. The auditor’s report was filed on January 14, 2022 and the parties submitted final comments and responses in the second quarter 2022. See ”Outlook – Ohio” below for additional information regarding the auditor’s findings.
◦On March 10, 2021, the PUCO expanded the scope of an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020 to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through Rider DCR or through an alternative proceeding.
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

While FirstEnergy is committed to pursuing an open dialogue with stakeholders in an appropriate manner with respect to the numerous regulatory proceedings currently underway, the rates our Utilities and Transmission Companies are allowed to charge may be decreased as a result of actions taken by a regulator to which our Utilities and Transmission Companies are subject to jurisdiction, whether as a result of the DPA, any failure to have complied with anti-corruption laws, or otherwise.

We are unable to predict the adverse impacts on such regulatory matters, including with respect to rates, and, therefore, any of these risks could impact us significantly beyond expectations. Moreover, we are unable to predict the potential for any additional regulatory actions, any of which could exacerbate these risks or expose us to adverse outcomes in pending or future rate cases, and could have a material adverse effect on our reputation, business, financial condition, results of operations, liquidity or cash flows.

Risks Associated with the Execution of Recently Announced Strategic Initiatives

The Inability to Close the FET Minority Equity Interest Sale to Brookfield Announced in February 2023 May Have Material Adverse Effects on Our Cash Flows, Liquidity and Financial Condition

As previously disclosed, on November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA I, with Brookfield and Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield would own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022. On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

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

The Consolidation of our Pennsylvania Companies May Not be Completed in a Timely Manner or at All, We May Not Be Able to Obtain the Approvals Required to Complete the PA Consolidation or Such Approvals May Contain Material Restrictions or Conditions Which May Make It Undesirable to Complete the PA Consolidation, and We Could Face Litigation Concerning the PA Consolidation, Whether or Not the PA Consolidation is Consummated

The PA Consolidation, including applicable asset sales is subject to numerous conditions, including the approval of NYPSC, PPUC and FERC, which may not approve one or more of the contemplated steps in the PA Consolidation, or such approvals may impose conditions on the completion, or require changes to the terms of the PA Consolidation, including restrictions on the business, operations or financial performance of the resulting operating company, which could be adverse to FirstEnergy’s interests. These conditions or changes could also delay or increase the cost of the PA Consolidation or limit the net income or financial prospects of the resulting operating company. Our inability to complete the PA Consolidation in a timely manner, or at all, including applicable asset sales, could hinder our ability to close the FET Minority Equity Interest Sale to Brookfield and could negatively affect our share price, as well as our future business and financial results. In addition, the work required to complete the PA Consolidation may place a significant burden on management and internal resources. Management's attention and other company resources may be focused on the PA Consolidation instead of on day-to-day management activities, including pursuing other opportunities beneficial to FirstEnergy.

Risks Associated with Regulation of Our Distribution and Transmission Segments

We are Focusing on Growing Our Regulated Distribution and Regulated Transmission Segments. Whether This Investment Strategy Will Deliver the Desired Result Is Subject to Certain Risks Which Could Adversely Affect Our Results of Operations and Financial Condition

We focus on capitalizing on investment opportunities available to our Regulated Transmission and Regulated Distribution segments as we focus on delivering enhanced customer service and reliability. The success of these efforts will depend, in part, on successful recovery of our transmission investments. Factors that may affect rate recovery of our transmission investments include: (1) FERC’s timely approval of rates to recover such investments; (2) whether the investments are included in PJM's Regional Transmission Expansion Plan; (3) FERC's evolving policies with respect to incentive rates for transmission assets; (4) FERC's evolving policies with respect to the calculation of the base ROE component of transmission rates; (5) consideration and potential impact of the objections of those who oppose such investments and their recovery; and (6) timely development, construction, and operation of the new facilities.

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

We Could be Subject to Higher Costs and/or Penalties Related to Mandatory Reliability Standards Set by NERC/FERC or Changes in the Rules of Organized Markets, Which Could Have an Adverse Effect on our Financial Condition

Owners, operators, and users of the bulk electric system are subject to mandatory reliability standards promulgated by NERC and approved by FERC. The standards are based on the functions that need to be performed to ensure that the bulk electric system operates reliably. NERC, RFC and FERC can be expected to continue to refine existing reliability standards as well as develop and adopt new reliability standards. Compliance with modified or new reliability standards may subject us to higher operating costs and/or increased investments. If we were found not to be in compliance with the mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties. FERC has authority to impose penalties up to and including $1.5 million per day for failure to comply with these mandatory electric reliability standards.

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

As a member of PJM, which is an RTO, we are subject to certain additional risks, including those associated with the allocation among members of losses caused by unreimbursed defaults of other participants in PJM’s market and those associated with complaint cases filed against PJM that may seek refunds of revenues previously earned by its members.

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

If Our "FE Forward" Initiative and Other Cost Saving Initiatives Do Not Achieve the Expected Benefits, There Could Be Negative Impacts to FirstEnergy's Business, Results of Operations and Financial Condition

In February 2021, we announced a new initiative, FE Forward, to build upon our strong operations and business fundamentals and deliver immediate value and resilience, with targeted working capital improvements by 2022 and capital efficiencies ramping up through 2024 that would be redeployed in a more diverse capital investment program. In the two years that FE Forward has been active, we have realized working capital improvements and annualized capital expenditure efficiencies in line with our previously disclosed expectations. After assessing our accomplishments and shortfalls, FE Forward has been integrated into our ongoing efforts for continuous improvement, including the strategic reduction of operating expenditures and continued reinvestment in a more diverse capital program in support of our long-term strategy. As such, FirstEnergy has transitioned away from measuring these cash flow metrics and will no longer publish a forecast of these metrics.

In addition to FE Forward, FirstEnergy will leverage other opportunities to reduce costs – such as filling only critical positions, implementing our facility optimization plans, as well as exploring other additional, sustainable opportunities, such as reducing contractor spend. There can be no assurance that FE Forward and our other cost saving initiatives will provide the anticipated benefits to our business, results of operations and financial condition in a timely manner, if at all.

Our ability to achieve the benefits from FE Forward and our other cost saving initiatives is subject to many estimates and assumptions. FirstEnergy could experience unexpected delays and business disruptions resulting from supporting these initiatives, decreased productivity, and higher than anticipated costs, any of which may impair our ability to reduce operating expenditures and to achieve anticipated results or otherwise harm FirstEnergy's business, results of operations and financial condition.

Inflation may negatively impact our financial condition, results of operations, liquidity, and cash flows.

Prices for equipment, materials, supplies, employee labor contractor services, together with the cost of variable-rate debt have increased during 2022, and could continue to increase in 2023 and beyond. Long-term inflationary pressures may result in such prices continuing to increase more quickly than expected. Inflation increases costs for labor, materials and services, and we may be unable to secure these resources on economically acceptable terms or offset such costs with increased revenues, operating efficiencies, or cost savings, which may adversely impact our financial condition, results of operations, liquidity, and cash flows.

Continued Supply Chain Disruptions Could Have an Adverse Effect on Our Results of Operations, Cash Flow and Financial Condition.

We have continued to experience supply chain challenges due to economic conditions that have developed since the start of the COVID-19 pandemic, with order lead times increasing across numerous material categories and with some as much as doubling from pre-pandemic lead times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased the costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition.

We Are Subject to Financial Performance Risks from Regional and General Economic Cycles as Well as Heavy Industries such as Shale Gas, Automotive and Steel

Our business follows economic cycles. Economic conditions, including inflationary pressures, impact the demand for electricity and declines in the demand for electricity will reduce our revenues. The regional economy in which our Utilities operate is influenced by conditions in industries in our business territories, e.g., shale gas, automotive, chemical, steel and other heavy industries, and as these conditions change, our revenues will be impacted.

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

Capital Investments and Construction Projects May Not be Completed Within Forecasted Budget, Schedule or Scope Parameters or Could be Canceled Which Could Adversely Affect Our Business and Results of Operations

Our business plan calls for extensive capital investments totaling approximately $18 billion from 2021 through 2025, including but not limited to our Energizing the Future transmission expansion program and our distribution grid modernization, resiliency and reliability programs. We may be exposed to the risk of substantial price increases in, or the adequacy or availability of, the costs of labor and materials used in construction, nonperformance of equipment and increased costs due to inflation, delays, including delays relating to the procurement of permits or approvals, adverse weather or environmental matters. We engage numerous contractors and enter into a large number of construction agreements to acquire the necessary materials and/or obtain the required construction-related services. As a result, we are also exposed to the risk that these contractors and other counterparties could breach their obligations to us. Such risk could include our contractors’ inabilities to procure sufficient skilled labor as well as potential work stoppages by that labor force. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices, with resulting delays in those and other projects. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. Also, because we enter into construction agreements for the necessary materials and to obtain the required construction related services, any cancellation by FirstEnergy of a construction agreement could result in significant termination payments or penalties. Any delays, increased costs or losses, or cancellation of a construction project could adversely affect our business and results of operations, particularly if we are not permitted to recover any such costs in rates.

Physical Acts of War, Terrorism. Sabotage or Other Attacks on any of Our Facilities or Other Infrastructure Could Have an Adverse Effect on Our Business, Results of Operations, Cash Flows and Financial Condition

As a result of the continued threat of physical acts of war, terrorism, sabotage or other attacks in the United States, our electric generation, fuel storage, transmission and distribution facilities and other infrastructure, including power plants, transformer and high voltage lines and substations, or the facilities or other infrastructure of an interconnected company, could be direct targets of, or indirect casualties of, an act of war, terrorism, sabotage or other attack, which could result in disruption of our ability to generate, purchase, transmit or distribute electricity for a significant period of time, otherwise disrupt our customer operations and/or result in incidents that could result in harmful effects on the environment and human health, including loss of life. Any such disruption or incident could result in a significant decrease in revenue, significant additional capital and operating costs, including costs to implement additional security systems or personnel to purchase electricity and to replace or repair our assets over and above any available insurance reimbursement, higher insurance deductibles, higher premiums and more restrictive insurance policies, legal claims or proceedings, greater regulation with higher attendant costs, generally, and significant damage to our reputation, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We Face Certain Human Resource Risks Associated with Potential Labor Disruptions and/or with the Availability of Trained and Qualified Labor to Meet Our Future Staffing Requirements

We are continually challenged to find ways to balance the retention of our aging skilled workforce while recruiting new talent to mitigate losses in critical knowledge and skills due to retirements. Workforce demographic issues challenge employers nationwide and are of particular concern to the electric utility industry. Over the next three years, 34% percent of our current employees will meet the eligibility requirements to retire. Our costs, including costs for contractors to replace employees and productivity costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, may adversely affect our ability to manage and operate our business. If we are unable to successfully recruit and retain an appropriately qualified workforce, our results of operations could be negatively affected.

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

We Have a Minority Ownership Stake in a Coal Mine That Requires Governmental Permits and Approvals to Operate and a Failure of the Coal Mine to Renew and Maintain Such Permits and Approvals May Adversely Affect Our Results of Operations and Cash Flow

FEV currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales predominantly in international markets. The viability of our investment depends upon several factors beyond our control, including, but not limited to: Signal Peak’s ability to renew and maintain governmental permits and approvals and remain in compliance with federal, state, and local safety and environmental statutes, rules, and regulations affecting the coal mining industry. Failure by Signal Peak to renew and maintain necessary permits and approvals, and to comply with any such statutes, rules and regulations, may impair its operations and the ability to generate cash flows necessary for Global Holding to pay future dividends and contribute to FirstEnergy’s earnings.

Signal Peak operates a single underground coal mine in south-central Montana and must obtain numerous governmental permits and approvals that impose strict conditions and obligations relating to, among other things, various environmental and safety matters in connection with its mining and coal transportation operations. The rules applicable to these permits and approvals are complex and can change over time. Regulatory authorities exercise considerable discretion in the timing and scope of permit issuance. In addition, the public has the right to comment on permit applications and otherwise participate in the permitting process, including through court intervention. Limitations on Signal Peak’s ability to conduct its mining operations due to its inability to obtain or renew necessary permits or similar approvals could materially reduce or even halt production at the mine resulting in an adverse effect on our balance sheet, results of operations and cash flow.

Signal Peak is currently a party to litigation that is challenging the validity of its permit to expand its mine into adjacent leased federal coal reserves. After receiving initial approval in 2015 from the OSMRE to expand the mine, environmental non-governmental organizations filed suit in the United States District Court for the District of Montana the same year challenging OSMRE’s environmental assessment, which was a finding of no significant impact, and the expansion approval. The District Court affirmed OSMRE’s conclusions, and the environmental non-governmental organizations appealed to the U.S. Court of Appeals for the Ninth Circuit. In April 2022, the Ninth Circuit Court reversed the District Court’s ruling affirming the expansion approval and remanded the case back to the District Court. On February 10, 2023, the District Court vacated the permit issued by OSMRE, which would restrict Signal Peak’s ability to mine federal coal until OSMRE completes an environmental impact statement and reissues the permit. While the District Court’s ruling is not expected to materially impede Signal Peak’s ability to conduct its mining operations over the next 12-24 months, the inability to successfully obtain the permit from OSMRE would prohibit Signal Peak from mining those adjacent leased federal coal reserves and could further adversely impact Signal Peak from efficiently and economically conducting its mining operations thus reducing its production, cash flow and profitability.

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

Risks Associated with Climate Change Matters

Transition Risks Associated with Climate Change, Including Those Related to Regulatory Mandates Could Negatively Impact Our Financial Results

Where federal or state legislation mandates the use of renewable fuel sources, such as wind and solar and such legislation does not also provide for adequate cost recovery, it could result in significant changes in our business, including material increases in renewable energy credit purchase costs, purchased power costs and capital investments. Such mandatory renewable portfolio requirements may have an adverse effect on our financial condition and results of operations.

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

In our regulated operations, energy conservation could negatively impact us depending on the regulatory treatment of the associated impacts. Should we be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact. In the past, we have been adversely impacted by reduced electric usage due in part to energy conservation efforts such as the use of efficient lighting products such as compact fluorescent lights, halogens and light emitting diodes. We are unable to determine what impact, if any, conservation will have on our financial condition or results of operations.

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

Risks Associated with Markets and Financial Matters

Our Results of Operations and Financial Condition May be Adversely Affected by the Volatility in Pension and OPEB Investments and Obligations Due to Capital Market Performance and Other Changes

FirstEnergy recognizes in income the change in the fair value of plan assets and net actuarial gains and losses for its pension and OPEB plans. This adjustment is recognized in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement, resulting in greater volatility in pension and OPEB expenses and may materially impact our results of operations.

Our financial statements reflect the values of the assets held in trust to satisfy our obligations under pension and OPEB plans. Certain of the assets held in these trusts do not have readily determinable market values. Changes in the estimates and assumptions inherent in the value of these assets could affect the value of the trusts. If the value of the assets held by the trusts declines by a material amount, our funding obligation to the trusts could materially increase. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. Forecasting investment earnings and costs to pay future pension and other obligations requires significant judgment and actual results may differ significantly from current estimates. Capital market conditions that generate investment losses or that negatively impact the discount rate and increase the present value of liabilities may increase our future pension and OPEB expenses and further may have significant impacts on the value of the pension and other trust funds, which could require significant additional funding and negatively impact our results of operations and financial position.

Our Results of Operations and Financial Condition May be Adversely Affected by Certain Risks Related to our Minority Interest in a Coal Mine

FEV currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales predominantly in international markets. In the second quarter of 2022, FEV received its first dividend of $20 million after more than ten years of equity ownership in the joint venture and received total dividends in 2022 of $170 million. Additionally, during 2022, FirstEnergy recognized approximately $168 million of pre-tax earnings (approximately $128 million after-tax) from its investment in Global Holding. Global Holding’s ability to positively affect our results of operations or pay future dividends depends upon several factors beyond our control, including, but not limited to: the market price of coal, the availability and reliability of transportation facilities and other systems, and Global Holding’s ability to renew and maintain governmental permits and approvals and remain in compliance with safety and environmental regulations affecting the coal mining industry.

The price for Signal Peak’s coal depends upon factors beyond our control, including: overall global economic conditions, the effect of worldwide energy consumption, including the impact of technological advances on energy consumption; international developments impacting the supply of coal; international developments impacting the supply of oil & gas; and the impact of domestic and foreign governmental laws and regulations, including environmental and climate change regulations. Any adverse change in these factors could result in weaker demand and lower prices for Global Holding’s products, and, as a result, could impact Global Holding’s ability to pay future dividends or adversely affect our cash flow and results of operations.

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

The IRA of 2022 Could Change the Rate of Taxes Imposed On Us and Could Negatively Affect Our Cash Flows and Financial Condition

On August 16, 2022, the U.S. President signed into law the IRA of 2022 which, among other things, imposes a new 15% corporate AMT based on AFSI, applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by U.S. Treasury in late December 2022, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning in 2023. Until final U.S. Treasury guidance is issued, the amount of AMT FirstEnergy would pay could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation will also be subject to the discretion of the FERC and state public utility commissions. Any adverse development in this legislation, including guidance from U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could reduce future cash flows and impact financial condition.

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

We cannot predict whether, when or to what extent new U.S. tax laws, regulations, interpretations or rulings will be issued. A reform of U.S. tax laws may be enacted in a manner that negatively impacts our cash flow, results of operations, and financial condition.

The Transition from LIBOR to SOFR Could Adversely Affect our Financial Results

A portion of FirstEnergy’s indebtedness bears interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the FCA (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and according to the FCA, IBA will permanently cease to publish overnight, 1-month, 3-month, 6-month and 12-month LIBOR settings on June 30, 2023. FirstEnergy’s 2021 Credit Facilities provide a mechanism to automatically transition to a SOFR-based benchmark when all U.S. dollar LIBOR settings are no longer provided or are no longer representative. In addition, FirstEnergy’s 2021 Credit Facilities provide an option for the applicable borrower and lender to jointly elect to transition early to a SOFR-based benchmark, or in certain circumstances, an alternative benchmark replacement. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. To the extent these interest rates increase, interest expense will increase. If sources of capital for FirstEnergy are reduced, capital costs could increase materially. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on our results of operations, cash flows, financial condition and liquidity.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The first mortgage indentures for the Ohio Companies, Penn, MP, PE and WP constitute direct first liens on substantially all of the respective physical property, subject only to excepted encumbrances, as defined in the first mortgage indentures. See Note 10, "Capitalization," of the Notes to Consolidated Financial Statements for information concerning financing encumbrances affecting certain of the Utilities’ properties.

FirstEnergy controls the following generation sources as of December 31, 2022, shown in the table below, and operates in PJM. Except for the OVEC participation referenced in the footnotes to the table, the Regulated Distribution segment generating units are owned by MP.

Plant (Location)	Unit	Total		Corp/Other	Regulated Distribution
		Net Demonstrated Capacity (MW)
Super-critical Coal-fired:
Harrison (Haywood, WV)	1-3	1,984		—	1,984
Fort Martin (Maidsville, WV)	1-2	1,098		—	1,098
		3,082		—	3,082
Sub-critical and Other Coal-fired:
OVEC (Cheshire, OH) (Madison, IN)	1-11	78	(1)	67	11

Pumped-storage Hydro:
Bath County (Warm Springs, VA)	1-6	487	(2)	—	487

Total		3,647		67	3,580
(1) Represents AE Supply's 3.01% and MP's 0.49% entitlement based on their participation in OVEC.
(2) Represents AGC's 16.25% undivided interest in Bath County. The station is operated by VEPCO.

As of December 31, 2022, FirstEnergy’s distribution and transmission circuit miles are located in PJM and were as follows:

	Distribution Line Miles(1)	Transmission Line Miles
ATSI	—	7,921
CEI	33,118	—
JCP&L	24,191	2,600
MAIT	—	4,278
ME	19,117	—
MP	22,832	2,607
OE	68,145	—
PE	20,828	2,087
Penn	13,683	—
PN	28,120	—
TE	19,220	—
TrAIL	—	269
WP	25,264	4,318
Total	274,518	24,080
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

HOLDERS OF COMMON STOCK

There were 60,610 holders of 572,130,932 shares of FE’s common stock as of December 31, 2022, and 60,340 holders of 572,245,184 shares of FE's common stock as of January 31, 2023. FE has historically paid quarterly cash dividends on its common stock. Dividend payments are subject to declaration by the FE Board and future dividend decisions determined by the FE Board may be impacted by earnings growth, cash flows, credit metrics, risks and uncertainties of the government investigations and other business conditions. Information regarding retained earnings available for payment of cash dividends is given in Note 10, "Capitalization," of the Notes to Consolidated Financial Statements.

SHAREHOLDER RETURN

The following graph shows the total cumulative return from a $100 investment on December 31, 2017, in FE’s common stock compared with the total cumulative returns of EEI’s Index of Investor-Owned Electric Utility Companies and the S&P 500.

Total Return Cumulative Values
($100 Investment on December 31, 2017)

$300
$250
$200
$150
$100
$50
$0
2017
2018
2019
2020
2021
2022
FE
EEI Electric
S&P 500

FirstEnergy had no transactions regarding purchases of FE common stock during the fourth quarter of 2022.

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
•The ability to accomplish or realize anticipated benefits from our FE Forward initiative and our other strategic and financial goals, including, but not limited to, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing our transmission and distribution investment plans, greenhouse gas reduction goals, controlling costs, improving our credit metrics, growing earnings, strengthening our balance sheet, and satisfying the conditions necessary to close the FET Minority Equity Interest Sale.
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
•Human capital management challenges, including among other things, attracting and retaining appropriately trained and qualified employees and labor disruptions by our unionized workforce.
•Changes to significant accounting policies.
•Any changes in tax laws or regulations, including, but not limited to, the IRA of 2022, or adverse tax audit results or rulings.
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

Forward-looking and other statements in this Annual Report on Form 10-K regarding our Climate Strategy, including our GHG emission reduction goals, are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current and forward-looking statements regarding climate matters, including GHG emissions, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FIRSTENERGY’S BUSINESS

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments, Regulated Distribution and Regulated Transmission.

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the transfer of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of PA NewCo and (d) the merger of each of the Pennsylvania Companies with and into PA NewCo, with PA NewCo surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, PA NewCo will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

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

The service areas of, and customers served by, FirstEnergy's regulated distribution utilities as of December 31, 2022, are summarized below:

Company	Area Served	Customers Served
		(In thousands)
JCP&L	Northern, Western and East Central New Jersey	1,158
OE	Central and Northeastern Ohio	1,068
CEI	Northeastern Ohio	755
WP	Southwest, South Central and Northern Pennsylvania	737
PN	Western Pennsylvania and Western New York	588
ME	Eastern Pennsylvania	587
PE	Western Maryland and Eastern West Virginia	439
MP	Northern, Central and Southeastern West Virginia	396
TE	Northwestern Ohio	315
Penn	Western Pennsylvania	171
		6,214

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities. On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA I, with Brookfield and the Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield would own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022.

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE's retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of December 31, 2022, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of December 31, 2022, Corporate/Other had approximately $5.4 billion of FE holding company debt.

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

At FirstEnergy, we are dedicated to staying true to our mission and core values. We understand the impact our company can make in the world around us, which means pursuing initiatives and goals that align with our foundational principles, support our EESG and strategic priorities, and positively impact our stakeholders.

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

FirstEnergy's Regulated Distribution business is comprised of a geographically and regulatory diverse collection of electric utilities delivering customer-focused sustainable growth. This business operates in a territory of 65,000 square miles, across the Midwest & Mid-Atlantic regions, one of the largest contiguous territories in the United States, and allows the Utilities to be uniquely positioned for growth through investments that strengthen the grid and enable the clean energy transition, with more than $9 billion in investment plans (or 53% of the total FirstEnergy investment plan) from 2021 to 2025. Through its investment plan, Regulated Distribution is focused on improving reliability and added operating flexibility to the distribution infrastructure, which provide benefits to the customers and communities those Utilities serve.

In addition to our investments to rebuild critical infrastructure and improve reliability, current and future distribution investment opportunities that support our EESG and strategic priorities include:

•Advanced Metering Infrastructure – install smart meters and related infrastructure;
•Grid Modernization Investments that support distribution automation and voltage and var optimization;
•Installation of electric vehicle charging stations;
•Energy efficiency and demand response initiatives that assist customers in lowering their overall energy bills while also helping us to reduce peak system demand;
•Utility-Scale Solar Generation that lowers our carbon footprint;
•Pilot program to install battery storage systems;
•Information Systems – enhance our core information infrastructure of our distribution systems; and
•Supporting economic development to attract new business.

FirstEnergy expects to file base rate cases in Maryland, New Jersey, and West Virginia in 2023 and in Ohio in 2024.

FirstEnergy's Regulated Transmission business is a premier, high quality transmission business, with approximately 24,000 miles of transmission lines in operation and one of the largest transmission systems in PJM. The Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) are focused on "Energizing the Future" with investments that support clean energy, improve grid reliability and resiliency and support a carbon neutral future. "Energizing the Future" is the centerpiece of FirstEnergy’s regulated investment strategy with all investments recovered under FERC-regulated forward-looking formula rates, and approximately $8 billion in investment plans (or 45% of the total FirstEnergy investment plan) from 2021 to 2025. FirstEnergy believes there is a continued long-term pipeline of investment opportunities for its existing transmission infrastructure beyond those identified through 2025, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

In addition to our Energizing the Future investments, current and future transmission investment opportunities that support our EESG and strategic priorities include:

•Transmission Asset Health Center: real-time monitoring to reduce outages and lower expenses;
•Integrating digital technology to enhance equipment monitoring and lower costs;
•JCP&L awarded approximately $723 million to connect clean energy generated by New Jersey's offshore wind farms to the power grid;
•Exploring real-time technologies: emerging technologies to enhance data collection; and
•Making smart investments to modernize the grid to integrate future renewables.

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the transfer of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of PA NewCo and (d) the merger of each of the Pennsylvania Companies with and into PA NewCo, with PA NewCo surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, PA NewCo will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

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

On September 15, 2022, FirstEnergy announced that the FE Board had appointed Mr. John W. Somerhalder II to serve as Interim President and Chief Executive Officer of FirstEnergy, effective as of September 16, 2022. In connection with his appointment as Interim President and Chief Executive Officer, Mr. Somerhalder will continue to serve as Chair of the FE Board. The FE Board is conducting a search of external candidates to identify a permanent President and Chief Executive Officer of FirstEnergy. Mr. Somerhalder’s appointment follows the decision of Mr. Steven E. Strah on September 15, 2022, to retire as Director and President and Chief Executive Officer of FirstEnergy, effective as of September 16, 2022.

FE Forward

In February 2021, FirstEnergy announced a new transformation initiative, FE Forward, to build upon FirstEnergy’s strong operations and business fundamentals and deliver immediate value and resilience, with targeted working capital improvements by 2022, and capital efficiencies ramping up through 2024 that would be redeployed in a more diverse capital investment program. In the two years that FE Forward has been active, we have built new solutions to serve our customers, changed how we plan and execute work in the field, established a “digital factory” within our information technology organization to automate and modernize our business solutions, reorganized the company to enable more efficiency and collaboration, and realized working capital improvements and annualized capital expenditures in line with our previously published expectations. After assessing our accomplishments and shortfalls, including the continuing challenges from inflation and supply chain disruptions, FE Forward has been integrated into our ongoing efforts for continuous improvement, including the strategic reduction of operating expenditures and continued reinvestment in a more diverse capital program in support of our long-term strategy. As such, FirstEnergy has transitioned away from measuring these cash flow metrics and will no longer publish a forecast of these metrics.

In addition to FE Forward, FirstEnergy will leverage other opportunities to reduce costs – such as filling only critical positions, implementing our facility optimization plans, as well as exploring other additional, sustainable opportunities, such as reducing contractor spend. Similar to our PA Consolidation discussed above, FirstEnergy is also evaluating the legal, financial, operational, and branding benefits of consolidating the Ohio Companies into a single Ohio operating entity.

The result of our combined efforts will help build a stronger, more sustainable company for the near and long term.

Climate Strategy

Our commitment to climate is a significant component of our company’s overarching strategy, especially our desire to enable the transition to a clean energy future. Executing our Climate Strategy and advancing the transition to clean energy requires addressing, among other things: emerging federal and state decarbonization goals; physical risks of climate change; industry trends and technology advancements; and customer expectations for cleaner energy, increased usage control, and more sustainable alternatives in transportation, manufacturing and industrial processes. Through our investment plan, we aim to enhance the resiliency, reliability and security of the electric system and support the integration of renewables, electric vehicles, grid modernization improvements and other emerging technologies.

As part of our Climate Strategy, we are also committed to reducing GHG emissions. We’ve pledged to achieve carbon neutrality by 2050, with an interim 30% reduction in GHGs within our direct operational control (Scope 1) by 2030 based on 2019 levels. This Scope 1 GHG goal encompasses company-wide emissions across our transmission, distribution and regulated generation operations.

Key steps in working toward carbon neutrality by 2050 include:

•Reducing Sulfur hexafluoride Emissions: We're working to repair or replace, as appropriate, transmission breakers that leak Sulfur hexafluoride, which is a gas commonly used by energy companies as an electrical insulating material and arc extinguisher in high-voltage circuit breakers and switchgear. If escaped to the atmosphere, it acts as a potent GHG with a global warming potential significantly greater than CO2.

•Electrifying our Vehicle Fleet: We’re targeting 30% electrification of our light-duty and aerial truck fleet by 2030 and 100% electrification by 2050. To reach our electrification goal, we’re striving for 100% electric or hybrid vehicle purchases for our light-duty and aerial truck fleet moving forward, beginning with the first hybrid electric vehicle additions to the fleet in 2021.

•Transitioning Away from Coal Generation: We've committed to moving beyond our two coal-fired generating plants no later than 2050. Our commitment is consistent with the depreciation rates filing we submitted to the WVPSC, in which we proposed end-of-life dates for the Fort Martin (2035) and Harrison (2040) plants. We intend to engage in a broad stakeholder dialogue and work closely with the WVPSC as we develop and seek approval for that future transition plan.

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

The OAG, certain FE shareholders and FE customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve multiple shareholder derivative lawsuits that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County. On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio. On August 23, 2022, the S.D. Ohio granted final approval of the settlement. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022 and the motion is under consideration by the S.D. Ohio. The N.D. Ohio matter remains pending. The settlement agreement is expected to fully resolve these shareholder derivative lawsuits and includes a series of corporate governance enhancements, that have resulted in the following:

•Six then-members of the FE Board did not stand for re-election at FE’s 2022 annual shareholder meeting;
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

In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Subsequently, on April 28, 2021, and July 11, 2022, the SEC issued additional subpoenas to FE. Further, in letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that it is investigating FirstEnergy’s lobbying and governmental affairs activities concerning HB 6. On December 30, 2022, FERC approved a Stipulation and Consent Agreement that resolves the investigation. The agreement obligates FE to pay a civil penalty of $3.86 million, which was paid in January 2023, and to submit two annual compliance monitoring reports to FERC’s Office of Enforcement regarding improvements to FirstEnergy’s compliance programs.

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

FE terminated Charles E. Jones as its chief executive officer effective October 29, 2020. As a result of Mr. Jones’ termination, and due to the determination of a committee of independent members of the FE Board that Mr. Jones violated certain FirstEnergy policies and its code of conduct, all grants, awards and compensation under FirstEnergy’s short-term incentive compensation program and long-term incentive compensation program with respect to Mr. Jones that were outstanding on the date of termination were forfeited. In November 2021, after a determination by the Compensation Committee of the FE Board that a demand for recoupment was warranted pursuant to the Recoupment Policy, FE made a recoupment demand to Mr. Jones of compensation previously paid to him totaling approximately $56 million, the maximum amount permissible under the Recoupment Policy. As such, any amounts payable to Mr. Jones under the EDCP will be set off against FE’s recoupment demand. There can be no assurance that the efforts to seek recoupment from Mr. Jones will be successful.

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

The Form 10-K discusses 2022 and 2021 items and year-over-year comparisons between 2022 and 2021. Discussions of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of FirstEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 16, 2022.
RESULTS OF OPERATIONS

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 14, "Segment Information," of the Notes to Consolidated Financial Statements.

Net income by business segment was as follows:

(In millions, except per share amounts)	For the Years Ended December 31,			Increase (Decrease)
	2022	2021	2020	2022 vs 2021		2021 vs 2020
Net Income By Business Segment:
Regulated Distribution	$957	$1,288	$959	$(331)		$329
Regulated Transmission	394	408	464	(14)		(56)
Corporate/Other	(912)	(457)	(420)	(455)		(37)
Income from Continuing Operations	$439	$1,239	$1,003	$(800)		$236

Discontinued Operations	—	44	76	(44)		(32)
Net Income	$439	$1,283	$1,079	$(844)	(65.8)%	$204	18.9%

Income attributable to noncontrolling interest (continuing operations)	33	—	—	33		—
Earnings attributable to FE	$406	$1,283	$1,079	$(877)	(68.4)%	$204	18.9%

EPS Attributable to FE:
Income from continuing operations, basic	$0.71	$2.27	$1.85	$(1.56)		$0.42
Discontinued operation, basic	—	0.08	0.14	(0.08)		(0.06)
Basic EPS	$0.71	$2.35	$1.99	$(1.64)	(69.8)%	$0.36	18.1%

Income from continuing operations, diluted	$0.71	$2.27	$1.85	$(1.56)		$0.42
Discontinued operation, diluted	—	0.08	0.14	(0.08)		(0.06)
Diluted EPS	$0.71	$2.35	$1.99	$(1.64)	(69.8)%	$0.36	18.1%

Summary of Results of Operations — 2022 Compared with 2021

Financial results for FirstEnergy’s business segments for the years ended December 31, 2022 and 2021, were as follows:

2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$10,596	$1,863	$(159)	$12,300
Other	205	5	(51)	159
Total Revenues	10,801	1,868	(210)	12,459

Operating Expenses:
Fuel	730	—	—	730
Purchased power	3,843	—	20	3,863
Other operating expenses	3,404	616	(203)	3,817
Provision for depreciation	967	335	73	1,375
Deferral of regulatory assets, net	(362)	(3)	—	(365)
General taxes	831	255	43	1,129
Total Operating Expenses	9,413	1,203	(67)	10,549

Operating Income (Loss)	1,388	665	(143)	1,910

Other Income (Expense):
Debt redemption costs	—	—	(171)	(171)
Equity method investment earnings	—	—	168	168
Miscellaneous income, net	361	36	18	415
Pension and OPEB mark-to-market adjustment	(50)	(15)	137	72
Interest expense	(526)	(230)	(283)	(1,039)
Capitalized financing costs	35	48	1	84
Total Other Expense	(180)	(161)	(130)	(471)

Income (Loss) Before Income Taxes (Benefits)	1,208	504	(273)	1,439
Income taxes (benefits)	251	110	639	1,000
Net Income (Loss)	$957	$394	$(912)	$439
Income attributable to noncontrolling interest	—	33	—	33
Earnings (Loss) Attributable to FE	$957	$361	$(912)	$406

2021 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$9,498	$1,608	$(140)	$10,966
Other	213	10	(57)	166
Total Revenues	9,711	1,618	(197)	11,132

Operating Expenses:
Fuel	481	—	—	481
Purchased power	2,947	—	17	2,964
Other operating expenses	2,967	358	(129)	3,196
Provision for depreciation	911	325	66	1,302
Amortization of regulatory assets, net	260	9	—	269
General taxes	789	248	36	1,073
DPA Penalty	—	—	230	230
Gain on sale of Yards Creek	(109)	—	—	(109)
Total Operating Expenses	8,246	940	220	9,406

Operating Income (Loss)	1,465	678	(417)	1,726

Other Income (Expense):
Debt redemption costs	(1)	(1)	—	(2)
Equity method investment earnings	—	—	31	31
Miscellaneous income, net	399	41	46	486
Pension and OPEB mark-to-market adjustment	270	31	81	382
Interest expense	(522)	(247)	(370)	(1,139)
Capitalized financing costs	41	33	1	75
Total Other Expense	187	(143)	(211)	(167)

Income (Loss) from Continuing Operations Before Income Taxes (Benefits)	1,652	535	(628)	1,559
Income taxes (benefits)	364	127	(171)	320
Income (Loss) From Continuing Operations	1,288	408	(457)	1,239
Discontinued Operations, net of tax	—	—	44	44
Net Income (Loss)	$1,288	$408	$(413)	$1,283

Changes Between 2022 and 2021 Financial Results Increase (Decrease)	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$1,098	$255	$(19)	$1,334
Other	(8)	(5)	6	(7)
Total Revenues	1,090	250	(13)	1,327

Operating Expenses:
Fuel	249	—	—	249
Purchased power	896	—	3	899
Other operating expenses	437	258	(74)	621
Provision for depreciation	56	10	7	73
Amortization (deferral) of regulatory assets, net	(622)	(12)	—	(634)
General taxes	42	7	7	56
DPA penalty	—	—	(230)	(230)
Gain on sale of Yards Creek	109	—	—	109
Total Operating Expenses	1,167	263	(287)	1,143

Operating Income (Loss)	(77)	(13)	274	184

Other Income (Expense):
Debt redemption costs	1	1	(171)	(169)
Equity method investment earnings	—	—	137	137
Miscellaneous income, net	(38)	(5)	(28)	(71)
Pension and OPEB mark-to-market adjustment	(320)	(46)	56	(310)
Interest expense	(4)	17	87	100
Capitalized financing costs	(6)	15	—	9
Total Other Expense	(367)	(18)	81	(304)

Income (Loss) from Continuing Operations Before Income Taxes (Benefits)	(444)	(31)	355	(120)
Income taxes (benefits)	(113)	(17)	810	680
Income (Loss) From Continuing Operations	(331)	(14)	(455)	(800)
Discontinued Operations, net of tax	—	—	(44)	(44)
Net Income (Loss)	$(331)	$(14)	$(499)	$(844)
Income attributable to noncontrolling interest (continuing operations)	—	33	—	33
Earnings (Loss) Attributable to FE	$(331)	$(47)	$(499)	$(877)

Regulated Distribution — 2022 Compared with 2021

Regulated Distribution's net income decreased $331 million in 2022, as compared to 2021, primarily resulting from higher other operating expenses, customer rate credits associated with the PUCO-approved Ohio Stipulation, change in pension and OPEB mark-to-market adjustments, and higher pension and OPEB expenses, partially offset by higher weather-related usage, rider revenues from capital investment programs, as well as the absence of a $27 million refund for previously collected decoupling revenues in Ohio, with interest.

Revenues —

The $1,090 million increase in total revenues resulted from the following sources:

	For the Years Ended December 31,
Revenues by Type of Service	2022	2021	Increase (Decrease)
	(In millions)
Distribution services (1)	$5,261	$5,406	$(145)

Generation sales:
Retail	4,841	3,730	1,111
Wholesale	494	362	132
Total generation sales	5,335	4,092	1,243

Other	205	213	(8)
Total Revenues	$10,801	$9,711	$1,090
(1) Includes $(27) million of ARP revenues for the year ended December 31, 2021, which is related to the Ohio Companies refund to customers that was previously collected under decoupling mechanisms, with interest.

Distribution services revenues decreased $145 million in 2022, as compared to 2021, primarily resulting from customer rate credits associated with the PUCO-approved Ohio Stipulation, as well as adjusted customer rates of the Pennsylvania Companies associated with the Tax Act and lower transmission recovery, which has no material impact to current period earnings, partially offset by higher weather-related usage, the absence of a $27 million refund for previously collected decoupling revenues in Ohio with interest, and higher rates associated with riders in Ohio, Pennsylvania and New Jersey for the recovery of certain capital investment programs.

Distribution services by customer class are summarized in the following table:

	For the Years Ended December 31,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2022	2021	Increase	2022	2021	Increase (Decrease)
Residential	55,995	55,624	0.7%	55,081	55,678	(1.1)%
Commercial(1)	36,317	35,599	2.0%	36,024	35,744	0.8%
Industrial	55,169	54,027	2.1%	55,169	54,027	2.1%
Total Electric Distribution MWH Deliveries	147,481	145,250	1.5%	146,274	145,449	0.6%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by higher weather-related customer usage. Cooling degree days were 2.9% below 2021 and 11.5% above normal. Heating degree days were 8.4% above 2021 and 1.0% below normal. Increases in industrial deliveries were primarily from the primary and fabricated metal and transportation equipment manufacturing sectors.

Compared to pre-pandemic levels in 2019, weather-adjusted residential distribution deliveries for the year ended December 31, 2022 increased 2.7%, while commercial and industrial deliveries decreased 4.5% and 0.9%, respectively.

The following table summarizes the price and volume factors contributing to the $1,243 million increase in generation revenues in 2022, as compared to 2021:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$466
Change in prices	645
1,111
Wholesale:
Change in sales volumes	(15)
Change in prices	184
Capacity revenue	(37)
132
Change in Generation Revenues	$1,243

The increase in retail generation sales volumes was primarily due to higher weather-related usage and decreased customer shopping in New Jersey, Ohio and Pennsylvania. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in 2022, as compared to 2021, decreased to 41% from 46% in New Jersey, to 78% from 86% in Ohio, and to 60% from 63% in Pennsylvania. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates. Retail generation sales, excluding those in West Virginia, have no material impact to earnings.

Wholesale generation revenues increased $132 million in 2022, as compared to 2021, primarily due to an increase in spot market energy prices, partially offset by lower capacity revenues and sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to current period earnings.

Operating Expenses —

Total operating expenses increased $1,167 million primarily due to the following:

•Fuel expense increased $249 million in 2022, as compared to 2021, primarily due to higher unit costs and increased generation output. Due to the ENEC, fuel expense has no material impact on current earnings.

•Purchased power costs increased $896 million in 2022, as compared to 2021, primarily due to higher market prices and increased volumes as described above.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases
Change due to unit costs	$611
Change due to volumes	314
925

Capacity expense	(29)
Change in Purchased Power Costs	$896

•Other operating expenses increased $437 million in 2022, as compared to 2021, primarily due to:

•Higher network transmission expenses of $99 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher expenses of $65 million resulting from lower capitalization of vegetation management costs.
•Higher expenses of $59 million resulting from lower capitalization of corporate support costs.
•Higher vegetation management in West Virginia, energy efficiency and other state mandated program costs of $94 million, which are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher expenses of $19 million resulting from higher regulated generation planned outage spend.
•Higher expenses of $18 million resulting from accelerated maintenance activities into 2022.
•Higher other operating and maintenance expenses of $60 million, primarily associated with higher materials, contractor and labor costs.
•Higher expense due to the absence of a $27 million reduction to a reserve recognized in the third quarter of 2021.
•Lower uncollectible expenses of $4 million, which was deferred.

•Depreciation expense increased $56 million in 2022, as compared to 2021, primarily due to a higher asset base.

•Amortization (deferral) of regulatory assets, net decreased $622 million in 2022, as compared to 2021, primarily due to:

•$170 million decrease due to the return of certain Tax Act savings to Pennsylvania customers,
•$197 million decrease due to transmission and generation related deferrals primarily as a result of lower recovery of transmission related expenses,
•$112 million decrease due to customer refunds associated with the Ohio Stipulation,
•$109 million decrease due to the absence of the reduction of the New Jersey storm cost regulatory asset as a result of the Yards Creek sale, and
•$34 million decrease due to lower recovery of previously deferred uncollectible expenses as a result of a return to pre-pandemic levels

•General taxes increased $42 million in 2022, as compared to 2021, primarily due to higher gross receipts and kWh taxes, and Ohio property taxes, partially offset by lower West Virginia Business and Occupation taxes as a result of a state tax law change that became effective July 2021.

•The absence of the gain on sale of the Yards Creek Generating Facility of $109 million, which was netted against the New Jersey storm deferral, as described above, resulting in no impact to earnings.

Other Expense —

Other expense increased $367 million in 2022, as compared to 2021, primarily due to a $320 million change in pension and OPEB mark-to-market adjustments, higher pension and OPEB non-service costs, higher interest from borrowings under the regulated money pool and lower capitalized interest, partially offset by lower borrowings under the revolving credit facilities.

Income Taxes

Regulated Distribution’s effective tax rate was 20.8% and 22.0% for 2022 and 2021, respectively.

Regulated Transmission — 2022 Compared with 2021

Regulated Transmission's net income decreased $14 million in 2022, as compared to 2021, primarily due to a charge resulting from the filed settlement by MP, PE and WP with FERC in January 2023, as well as expected customer refunds associated with the FERC Audit, as further discussed below, partially offset by higher rate base and lower net financing costs.

Revenues —

Total revenues increased $250 million in 2022, as compared to 2021, primarily due to the recovery of higher recoverable expenses and a higher rate base, partially offset by expected customer refunds associated with the FERC Audit, as further discussed below.

Revenues by transmission asset owner are shown in the following table:

	For the Years Ended December 31,
Revenues by Transmission Asset Owner	2022	2021	Increase
	(In millions)
ATSI	$912	$801	$111
TrAIL	275	240	35
MAIT	340	289	51
JCP&L	203	164	39
MP, PE and WP	138	124	14
Total Revenues	$1,868	$1,618	$250

Operating Expenses —

Total operating expenses increased $263 million in 2022, as compared to 2021, primarily due to the reclassification of certain transmission capital assets to operating expenses as a results of the FERC Audit, as further discussed below, higher operating and maintenance expenses and a charge resulting from the filed settlement with FERC in January 2023, partially offset by a charge in the third quarter of 2021 resulting from the filed ATSI settlement. Other than the customer refunds and write-off of nonrecoverable transmission assets, nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $18 million in 2022, as compared to 2021, primarily due to a $46 million change in the pension and OPEB mark-to-market adjustment, partially offset by lower interest on long-term debt and borrowings under the revolving credit facilities, higher unregulated money pool interest income at ATSI, MAIT and TrAIL, and higher capitalized financing cost.

Income Taxes —

Regulated Transmission’s effective tax rate was 21.8% and 23.7% for 2022 and 2021, respectively.
Corporate/Other — 2022 Compared with 2021

Financial results from Corporate/Other and reconciling adjustments resulted in a $499 million increase in net loss for 2022 compared to 2021, primarily due to higher income tax expense resulting from an income tax charge of $752 million in 2022 representing the deferred tax liability associated with the deferred tax gain on the 19.9% sale of FET membership interests to Brookfield that closed in May 2022, as well as expenses associated with the FE debt redemptions. These were partially offset by the absence of the $230 million DPA monetary penalty, higher net investment income on certain equity method and other investments and the change in pension and OPEB mark-to-market adjustments.

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

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2022 and December 31, 2021, and the changes during the year ended December 31, 2022:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source	2022	2021	Change
	(In millions)
Customer payables for future income taxes	$(2,463)	$(2,345)	$(118)
Spent nuclear fuel disposal costs	(83)	(101)	18
Asset removal costs	(675)	(646)	(29)
Deferred transmission costs	50	(3)	53
Deferred generation costs	235	118	117
Deferred distribution costs	164	49	115
Storm-related costs	683	660	23
Uncollectible and pandemic-related costs	63	56	7
Energy efficiency program costs	94	47	47
New Jersey societal benefit costs	94	109	(15)
Vegetation management costs	63	33	30
Other	(39)	(30)	(9)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,814)	$(2,053)	$239

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

Deferred generation costs - Primarily relates to regulatory assets associated with the securitized recovery of certain fuel and purchased power regulatory assets at the Ohio Companies (amortized through 2034) as well as the ENEC at MP and PE. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. Generally, the ENEC rate is updated annually.

Deferred distribution costs - Primarily relates to the Ohio Companies' deferral of certain distribution-related expenses, including interest (amortized through 2034).

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $206 million and $148 million are currently being recovered through rates as of December 31, 2022 and 2021, respectively.

Uncollectible and pandemic-related costs - Includes the deferral of incremental costs arising from the pandemic and in some cases including uncollectible expenses.

Energy efficiency program costs - Relates to the recovery of costs in excess of revenues associated with energy efficiency programs including, New Jersey energy efficiency and renewable energy programs, the Pennsylvania Companies' Energy Efficiency and Conservation programs, the Ohio Companies' Demand Side Management and Energy Efficiency Rider, and PE's EmPOWER Maryland Surcharge. Investments in certain of these energy efficiency programs earn a long-term return.

New Jersey societal benefit costs - Primarily relates to regulatory assets associated with MGP remediation, universal service and lifeline funds, and the New Jersey Clean Energy Program.

Vegetation management costs - Relates to regulatory assets associated with the recovery of certain distribution vegetation management costs in New Jersey and West Virginia as well as certain transmission vegetation management costs at MAIT, ATSI and WP/PE (amortized through 2024, 2030 and 2036, respectively).

The following table provides information about the composition of net regulatory assets that do not earn a current return as of December 31, 2022 and 2021, of which approximately $511 million and $228 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a	As of December 31,
Current Return	2022	2021	Change
		(In millions)
Deferred transmission costs	$8	$13	$(5)
Deferred generation costs	262	63	199
Deferred distribution costs	27	2	25
Storm-related costs	568	549	19
Pandemic-related costs	70	65	5
Vegetation management	52	31	21
Other	10	9	1
Regulatory Assets Not Earning a Current Return	$997	$732	$265
CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments and potential contributions to its pension plan.

FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2023 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by FE and certain of its distribution and transmission subsidiaries to, among other things, fund capital expenditures and other capital-like investments, and refinance short-term and maturing long-term debt, subject to market conditions and other factors.

Investments for 2022 and forecasts for 2023, 2024, and 2025 by business segment are included below:

Business Segment	2022 Actual	2023 Forecast	2024 Forecast (2)	2025 Forecast (2)
	(In millions)
Regulated Distribution (1)	$1,764	$1,650	$2,000	$2,175
Regulated Transmission	1,394	1,675	1,800	1,850
Corporate/Other	86	85	75	70
Total	$3,244	$3,410	$3,875	$4,095

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

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the transfer of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of PA NewCo and (d) the merger of each of the Pennsylvania Companies with and into PA NewCo, with PA NewCo surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, PA NewCo will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

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

Economic conditions following the global pandemic, have increased lead times across numerous material categories, with some as much as doubling from pre-pandemic lead times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition.

As of December 31, 2022, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, current portion of long-term debt and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

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

FirstEnergy’s 2021 Credit Facilities bear interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. On July 27, 2017, the FCA (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Subsequently, on March 5, 2021, IBA (the entity that calculates and publishes LIBOR) and FCA made public statements regarding the future cessation of LIBOR. IBA permanently ceased publication for 1-week and 2-month LIBOR settings and all settings for non-U.S. dollar LIBOR on December 31, 2021. According to the FCA, IBA will permanently cease to publish overnight, 1-month, 3-month, 6-month and 12-month LIBOR settings on June 30, 2023. FirstEnergy’s 2021 Credit Facilities provide a mechanism to automatically transition to a SOFR-based benchmark when all U.S. dollar LIBOR settings are no longer provided or are no longer representative. In addition, FirstEnergy’s 2021 Credit Facilities provide an option for the applicable borrower and lender to jointly elect to transition early to a SOFR-based benchmark, or in certain circumstances, an alternative benchmark replacement. It is not possible to predict the effect of these changes, other reforms or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere. During 2022, interest rates have increased significantly, which has caused the rate and interest expense on borrowings under the 2021 Credit Facilities to be significantly higher. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

FirstEnergy had $100 million of short-term borrowings as of December 31, 2022. As of December 31, 2021, FirstEnergy had no outstanding short-term borrowings. FirstEnergy’s available liquidity from external sources as of February 10, 2023, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FE and FET	October 2026	$1,000	$897
Ohio Companies	October 2026	800	650
Pennsylvania Companies	October 2026	950	800
JCP&L	October 2026	500	499
MP and PE	October 2026	400	400
Transmission Companies	October 2026	850	850
	Subtotal	$4,500	$4,096
Cash and Cash equivalents		—	224
	Total	$4,500	$4,320

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of December 31, 2022:

Individual Borrower	Regulatory and Other Short-Term Debt Limitations
	(In millions)
FE and FET	N/A
OE, CEI, JCP&L, ME, MP and ATSI	$500	(1)
TE, PN and WP	300	(1)
PE and Penn	150	(1)
TrAIL and MAIT	400	(1)

(1) Includes amounts which may be borrowed under the regulated companies' money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower’s borrowing sublimit. As of December 31, 2022, FirstEnergy had $4 million in outstanding LOCs.

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

As of December 31, 2022, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the 2021 Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. During 2022, interest rates have increased significantly, which has caused the rate and interest on borrowings and lending under the money pools to be significantly higher. The average interest rate for borrowings in 2022 was 2.27% per annum for the regulated companies’ money pool, as compared to 1.01% in 2021, and 2.14% per annum for the unregulated companies’ money pool, as compared to 0.60% in 2021.
Long-Term Debt Capacity

FE's and its subsidiaries' access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of February 10, 2023:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/CreditWatch (1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB-	Ba1	BBB-	—	—	—	BB+	Ba1	BBB-	P	P	S
AGC	BB+	Baa2	BBB	—	—	—	—	—	—	P	S	S
ATSI	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	P	S	S
CEI	BBB	Baa3	BBB	A-	Baa1	A-	BBB	Baa3	BBB+	P	S	S
FET	BBB-	Baa2	BBB-	—	—	—	BB+	Baa2	BBB-	P	S	S
JCP&L	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	P	S	S
ME	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	P	S	S
MAIT	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	P	S	S
MP	BBB	Baa2	BBB	A-	A3	A-	BBB	Baa2	—	S	S	S
OE	BBB	A3	BBB	A-	A1	A-	BBB	A3	BBB+	P	S	S
PN	BBB	Baa1	BBB	—	—	—	BBB	Baa1	BBB+	P	S	S
Penn	BBB	A3	BBB	A-	A1	—	—	—	—	P	S	S
PE	BBB	Baa2	BBB	A-	A3	A-	—	—	—	S	S	S
TE	BBB	Baa2	BBB	A-	A3	A-	—	—	—	P	S	S
TrAIL	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	P	S	S
WP	BBB	A3	BBB	A-	A1	A-	—	—	—	P	S	S
(1) S = Stable, P = Positive

On July 22, 2022, Fitch issued a one notch upgrade to all applicable ratings for FE and its subsidiaries and revised the outlook to stable.

On September 13, 2022, Moody’s issued a one notch downgrade to all applicable ratings for CEI and TE and revised their outlooks to stable.

On February 10, 2023, S&P revised the outlook for FE and its subsidiaries, except MP and PE, to positive from stable.

The applicable undrawn and drawn margin on the 2021 Credit Facilities are subject to ratings based pricing grids. The applicable fee paid on the undrawn commitments under the 2021 Credit Facilities are based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s. The fees paid on actual borrowings are determined based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s.

The interest rates payable on approximately $2.1 billion in FE’s senior unsecured notes are subject to adjustments from time to time if the ratings on the notes from any one or more of S&P, Moody’s and Fitch decreases to a rating set forth in the applicable governing documents. Generally, a one-notch downgrade by the applicable rating agency may result in a 25 basis point coupon rate increase beginning at BB, Ba1, and BB+ for S&P, Moody’s and Fitch, respectively, to the extent such rating is applicable to the series of outstanding senior unsecured notes, during the next interest period, subject to an aggregate cap of 2% from issuance interest rate.

Debt capacity is subject to the consolidated interest coverage ratio in the 2021 Credit Facilities. As of December 31, 2022, FirstEnergy could incur approximately $780 million of incremental interest expense or incur an approximate $1.9 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant required by the 2021 Credit Facilities.
Cash Requirements and Commitments

FirstEnergy has certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenditures.

As of December 31, 2022 (Undiscounted):	Total	2023	2024-2025	2026-2027	Thereafter
	(In millions)
Long-term debt(1)	$21,641	$344	$3,269	$3,079	$14,949
Short-term borrowings	100	100	—	—	—
Interest on long-term debt	10,669	925	1,690	1,458	6,596
Operating leases(2)	346	56	101	84	105
Finance leases(2)	33	9	10	9	5
Fuel and purchased power(3)	2,883	635	962	555	731
Committed investments(4)	3,767	1,393	1,246	1,128	—
Pension funding(5)	2,287	—	250	675	1,362
Total	$41,726	$3,462	$7,528	$6,988	$23,748
(1) Excludes unamortized discounts and premiums, fair value accounting adjustments and finance leases.
(2) See Note 8, "Leases," of the Notes to Consolidated Financial Statements.
(3) Based on estimated annual amounts under contract with fixed or minimum quantities.
(4) Amounts represent committed capital expenditures and other capital-like investments that earn a return
(5) As discussed below, FirstEnergy does not expect to have a required contribution to the pension plan until 2025.

Excluded from the table above are estimates for the cash outlays from power purchase contracts entered into by most of the Utilities and under which they procure the power supply necessary to provide generation service to their customers who do not choose an alternative supplier. Although actual amounts will be determined by future customer behavior, consumption levels and power prices, management currently estimates these cash outlays will be approximately $4.3 billion in 2023.

The table above also excludes AROs, reserves for litigation, injuries and damages and environmental remediation since the amount and timing of the cash payments are uncertain. The table also excludes accumulated deferred income taxes since cash payments for income taxes are determined based primarily on taxable income for each applicable fiscal year.

FirstEnergy’s pension and OPEB funding policy is based on actuarial computations using the projected unit credit method. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which, among other things, extended shortfall amortization periods and modification of the interest rate stabilization rules for single-employer plans thereby impacting funding requirements. As a result, FirstEnergy does not currently expect to have a required contribution to the pension plan until 2025, which, based on various assumptions, including annual expected rate of return on assets of 8.0% in 2023, is expected to be approximately $250 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily.

Changes in Cash Position

As of December 31, 2022, FirstEnergy had $160 million of cash and cash equivalents and $46 million of restricted cash compared to $1,462 million of cash and cash equivalents and $49 million of restricted cash as of December 31, 2021, on the Consolidated Balance Sheets.

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

Net cash provided from operating activities was $2,683 million during 2022, $2,811 million during 2021, and $1,423 million during 2020. The decrease from 2021 to 2022 is primarily due to:

•Rate refunds and rate credits provided to Ohio customers during 2022 under the PUCO-approved Ohio Stipulation,
•Higher operating expenses from lower capitalization of certain vegetation management and corporate support costs,
•Higher materials supplies inventory, primarily due to increased coal and fuel supply inventories to support regulated generation plant operations,

•The absence of accounts receivable working capital improvements in 2021, when collection activity improved since the start of the pandemic. Accounts receivable working capital was also impacted by higher generation prices charged to customers and higher customer usage and demands, partially offset by,
•Higher cash flow generated from regulated capital investments made since 2021,
•Higher cash collateral receipts primarily from certain generation suppliers that serve shopping customers due to the rise in power prices,
•Higher cash dividend distributions received by FEV from its equity investment in Global Holding, and
•Improvements in accounts payable working capital, primarily from the implementation of certain FE Forward initiatives and higher purchased power costs.

FirstEnergy's Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items from discontinued operations for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(In millions)	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from discontinued operations	$—	$44	$76
Gain on disposal, net of tax	—	(47)	(76)

Cash Flows From Financing Activities
Cash provided from (used for) financing activities was $(912) million, $(542) million, and $2.6 billion in 2022, 2021, and 2020, respectively. The following table summarizes financing activities for the years ended 2022, 2021, and 2020.

	For the Years Ended December 31,
Financing Activities	2022	2021	2020
	(In millions)
New Issues
Unsecured notes	$300	$1,750	$3,250
FMBs	400	200	175
Senior secured notes	—	150	—
	700	2,100	3,425

Redemptions / Repayments
Unsecured notes	(2,737)	(400)	(250)
Pollution control revenue bonds	—	(74)	—
FMBs	(200)	—	(50)
Term loan	—	—	(750)
Senior secured notes	(68)	(58)	(64)
	(3,005)	(532)	(1,114)

Proceeds from FET minority interest sale, net of transaction costs	2,348	—	—
Distributions to FET minority interest	(21)	—	—
Capital Call from FET minority interest	9	—	—
Discounts (premiums) on debt issuances and redemptions, net	(151)	27	(4)
Common stock issuance	—	1,000	—
Short-term borrowings, net	100	(2,200)	1,200
Common stock dividend payments	(891)	(849)	(845)
Other	(1)	(88)	(55)
	$(912)	$(542)	$2,607

During the year ended December 31, 2022, FirstEnergy had the following redemptions and issuances:

Company	Type	Redemption/Issuance Date	Interest Rate	Maturity	Amount (in Millions)	Description
Redemptions
FE	Unsecured Notes	January, 2022	4.25%	2023	$850	In December 2021, FE provided notice of redemption with a make-whole premium of approximately $38 million ($30 million after-tax).
TE	Senior Secured Notes	February, 2022	2.65%	2028	$25	On January 27, 2022, TE instructed its indenture trustee to provide notice of partial redemption.
CEI	Senior Notes, Series A	March, 2022	2.77%	2034	$150	On February 11, 2022, CEI instructed its indenture trustee to provide notice of full redemption.
WP	FMBs	April, 2022	3.34%	2022	$100	WP redeemed FMBs that became due.
FE	Unsecured Notes	June, 2022	2.85%	2022	$500	On May 23, 2022 FE provided notice of redemption.
FE	Unsecured Notes	June, 2022	7.375%	2031	$715	On May 25, 2022, FE commenced an offer to purchase for cash a portion of its 2031 Notes and 2047 Notes, which had $1.5 billion and $1 billion principal amounts outstanding, respectively. A portion of these notes were redeemed for approximately $1.1 billion, including a tender premium of approximately $101 million ($80 million after-tax). In addition, FE recognized approximately $7 million ($5 million after-tax) of deferred cash flow hedge losses and $10 million ($8 million after-tax) in other unamortized debt costs and fees associated with the FE debt redemptions.
FE	Unsecured Notes	June, 2022	4.85%	2047	$284
Penn	FMBs	June, 2022	6.09%	2022	$100	Penn redeemed FMBs that became due.
FE	Unsecured Notes	August-November 2022	7.375%	2031	$128	Beginning in the third quarter of 2022, FE repurchased a portion of the principal amount of its 2031 Notes and 2047 Notes through the open market for approximately $249 million including a premium of approximately $11 million ($9 million after tax). In addition, FE recognized approximately $3 million ($2 million after-tax) in other unamortized debt costs related to the FE open market repurchases.
FE	Unsecured Notes	August-September 2022	4.85%	2047	$110

Issuances
OE	Senior Unsecured Notes	September, 2022	5.50%	2033	$300	Proceeds were used to repay borrowings outstanding under the regulated money pool, to finance capital expenditures, to fund working capital needs and for other general corporate purposes.
Penn	FMBs	November, 2022	3.79%	2032	$150	Proceeds were used to repay short-term borrowings.
WP	FMBs	November, 2022	5.29%	2033	$250	Proceeds were used to repay short-term borrowings.

On November 29, 2022, WP issued $300 million of 5.29% FMBs due 2033. $250 million was funded on December 13, 2022, and the remaining $50 million was funded on January 10, 2023. Proceeds of the issuance of the FMBs were used to repay short term borrowings.

FE or its affiliates may, from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FE or its affiliates may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

    Cash Flows From Investing Activities

Cash used for investing activities in 2022 principally represented cash used for property additions. The following table summarizes cash used for (received from) investing activities for the years ended 2022, 2021 and 2020:

	For the Years Ended December 31,
Investing Activities	2022	2021	2020
	(In millions)
Property Additions:
Regulated Distribution	$1,513	$1,395	$1,514
Regulated Transmission	1,192	958	1,067
Corporate/Other	51	92	76
Proceeds from sale of Yards Creek	—	(155)	—
Investments	103	53	22
Asset removal costs	213	226	224
Other	4	(10)	5
	$3,076	$2,559	$2,908
Cash used for investing activities during 2022 increased $517 million, compared to 2021, primarily due to the absence of proceeds from the sale of Yards Creek received in the first quarter of 2021 as well as planned project spend at Regulated Distribution and Transmission.

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of December 31, 2022, was approximately $1.0 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$445
Vehicle leases	75
Other	8
528
FE's Guarantees on Other Assurances
Surety Bonds	326
Deferred compensation arrangements	119
LOCs	4
449
Total Guarantees and Other Assurances	$977

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

As of December 31, 2022, $50 million of net cash collateral has been posted by FE or its subsidiaries and is included in "Prepaid taxes and other current assets" on FirstEnergy's Consolidated Balance Sheets. FE or its subsidiaries are holding $206 million of net cash collateral as of December 31, 2022, from certain generation suppliers, primarily due to the rise in power prices, and such amount is included in "Other current liabilities" on FirstEnergy's Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2022:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$70	$—	$70
Surety Bonds (collateralized amount)(1)	61	249	310
Total Exposure from Contractual Obligations	$131	$249	$380
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

Commodity Price Risk

FirstEnergy has limited exposure to financial risks resulting from fluctuating commodity prices, including prices for electricity, coal and energy transmission. FirstEnergy's Risk Management Department and Enterprise Risk Management Committee are responsible for promoting the effective design and implementation of sound risk management programs and overseeing compliance with corporate risk management policies and established risk management practice.

The valuation of derivative contracts is based on observable market information. As of December 31, 2022, FirstEnergy has a net asset of $9 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of December 31, 2022, the FirstEnergy pension plan assets were allocated approximately as follows: 33% in public equity securities, 15% in fixed income securities, 9% in hedge funds, 3% in insurance-linked securities, 13% in real estate funds, 17% in private equity and debt funds, a net derivative liability of 1% and 11% in cash and short-term securities. Due to the American Rescue Plan Act of 2021, under current assumptions, including an expected annual return on assets of 8.0% in 2023, FirstEnergy does not currently expect to have a required contribution to the pension plan until 2025. However, a decline in the value of pension plan assets could result in additional funding requirements, and FirstEnergy may elect to contribute to the pension plan voluntarily. As of December 31, 2022, FirstEnergy's OPEB plan assets were allocated approximately 47% in equity securities, 34% in fixed income securities and 19% in cash and short-term securities. See Note 5, "Pension and Other Post-Employment Benefits," of the Notes to Consolidated Financial Statements for additional details on FirstEnergy's pension and OPEB plans.

During 2022, FirstEnergy's pension and OPEB plan assets have lost approximately $1,760 million or 19.5%, and $70 million or 13.7%, respectively, as compared to the annual expected return on plan assets of 7.5%.

Interest Rate Risk

FirstEnergy’s exposure to fluctuations in market interest rates is reduced since all debt has fixed interest rates, as noted in the table below. FirstEnergy is subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities. During 2022, interest rates have increased significantly, which has caused the rate and interest expense on borrowings under the 2021 Credit Facilities and refinanced debt to be significantly higher.

Comparison of Carrying Value to Fair Value as of December 31, 2022
Year of Maturity or Notice of Redemption	2023	2024	2025	2026	2027	There-after	Total	Fair Value
	(In millions)
Assets:
Investments Other Than Cash and Cash Equivalents:
Fixed Income	$—	$—	$—	$—	$—	$266	$266	$266
Average interest rate	—%	—%	—%	—%	—%	1.3%	1.3%

Liabilities:
Long-term Debt:
Fixed rate	$344	$1,246	$2,023	$1,076	$2,003	$14,949	$21,641	$19,784
Average interest rate	3.7%	4.7%	3.8%	3.5%	4.2%	4.4%	4.3%

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

The remaining components of pension and OPEB expense, primarily service costs, interest cost on obligations, expected return on plan assets and amortization of prior service costs, are set at the beginning of the calendar year and are recorded on a monthly basis. Changes in asset performance and discount rates will not impact these pension costs during the year, however, future years could be impacted by changes in the market.

FirstEnergy’s 2021 Credit Facilities bear interest at fluctuating interest rates, primarily based on LIBOR. LIBOR tends to fluctuate based on general interest rates, rates set by the U.S. Federal Reserve and other central banks, the supply of and demand for credit in the London interbank market and general economic conditions. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on

LIBOR and other variable interest rates. During 2022, interest rates have increased significantly, which has caused the rate and interest expense on borrowings under the 2021 Credit Facilities to be significantly higher.

Economic Conditions

Economic conditions following the global pandemic, have increased lead times across numerous material categories, with some as much as doubling from pre-pandemic lead times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition.
CREDIT RISK

Credit risk is the risk that FirstEnergy would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FirstEnergy maintains credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. FirstEnergy has concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact FirstEnergy's overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, Pennsylvania Companies, JCP&L or PE in Maryland defaults on its obligation, the affected company would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, it is expected that appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. FirstEnergy's credit policies to manage credit risk include the use of an established credit approval process, daily credit mitigation provisions, such as margin, prepayment or collateral requirements. FirstEnergy and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.
PHYSICAL SECURITY AND CYBERSECURITY RISK

FirstEnergy is committed to protecting its customers, employees, facilities, and the ongoing reliability of its electric system. FirstEnergy works closely with state and federal agencies and its peers in the electric utility industry to identify physical and cyber security risks, exchange information, and put safeguards in place to comply with strict reliability and security standards. From a security standpoint, the electric utility sector is one of the most regulated industries. FirstEnergy has comprehensive cyber and physical security plans in place but does not publicly disclose details about these measures that could aid those who want to harm its customers, employees, facilities and the ongoing reliability of its electric system.
The FE Board has identified cybersecurity as a key enterprise risk and prioritizes the mitigation of this risk. The FE Board receives cybersecurity updates from FirstEnergy's Information Technology organization at each of its regularly scheduled meetings. The Operations and Safety Committee reviews FirstEnergy's cybersecurity risk management practices and performance, primarily through reports provided by management, including the Chief Information Security Officer. The Operations and Safety Committee also reviews and discusses with management the steps taken to monitor, control, and mitigate such exposure. Among other things, these reports have focused on incident response management and recent cyber risk and cybersecurity developments.
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

OUTLOOK

INCOME TAXES

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning 2023. Until final U.S. Treasury guidance is issued, the amount of AMT FirstEnergy would pay could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation will also be subject to the discretion of the FERC and state public utility commissions. Any adverse development in this legislation, including guidance from the U.S. Treasury and/ or the IRS or unfavorable regulatory treatment, could reduce future cash flows and impact financial condition.

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

The following table summarizes the key terms of base distribution rate orders in effect for the Utilities as of December 31, 2022:

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
(3) Rates were effective for customers on November 1, 2021, but beginning January 1, 2021, JCP&L offset the impact to customers' bills by amortizing an $86 million regulatory liability.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2021-2023 EmPOWER Maryland program cycles to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2021-2023 EmPOWER Maryland plan continues and expands upon prior years' programs for a projected total investment of approximately $148 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. On August 16, 2022, the MDPSC ordered each utility to file, by October 28, 2022, a set of plans for paying down all amortization balances by the scheduled expiration of the EmPOWER program on December 31, 2029. PE submitted its required plan on October 28, 2022, and, at the direction of the MDPSC, filed a revised plan on January 11, 2023. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

NEW JERSEY

JCP&L operates under NJBPU approved rates that took effect as of January 1, 2021, and were effective for customers as of November 1, 2021. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third- party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

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

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021 and is currently ongoing. JCP&L is currently waiting for issuance of the final report.

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

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 and continuing until the New Jersey Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. No moratorium on residential disconnections remains in effect for investor-owned electric utilities such as JCP&L, but investor-owned electric public utilities are required to offer qualifying residential customers deferred payment arrangements meeting certain minimum criteria prior to disconnecting service. Additionally, new legislation was enacted on March 25, 2022, prohibiting utilities from disconnecting electric service to customers that have applied for utility bill assistance before June 15, 2022 until such time as the state agency administering the assistance program makes a decision on the application and further requiring that all utilities offer a deferred payment arrangement meeting certain minimum criteria after the state agency’s decision on the application has been made.

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

On September 17, 2022, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted in an order issued by NJBPU. The proposal included approximately $723 million in investments to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. Construction is expected to begin in 2025.

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

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700,000 smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV. On December 27, 2022, the Ohio Companies filed a motion with the PUCO requesting a procedural schedule that would facilitate the issuance of an order by year-end 2023.

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

On August 16, 2022, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the above pending HB 6- related matters for a period of six months, which request was granted by the PUCO on August 24, 2022. Unless otherwise ordered by the PUCO, the four cases are stayed in their entirety, including discovery and motions, and all related procedural schedules are vacated.

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

In March 2018, the PPUC approved adjusted customer rates of the Pennsylvania Companies to reflect the net impact of the Tax Act. As a result, the Pennsylvania Companies established riders that, beginning July 1, 2018, refunded to customers tax savings attributable to the Tax Act as compared to the amounts established in their most recent base rate proceedings on a current and going forward basis. The amounts recorded as savings for the total period of January 1 through June 30, 2018, were tracked and were to be addressed for treatment in a future proceeding. On May 17, 2021, the Pennsylvania Companies filed petitions with the PPUC proposing to refund the net savings for the January through June 2018 period to customers beginning January 1, 2022. On November 18, 2021, the PPUC approved the Pennsylvania Companies' proposed refunds, but also revised a previous methodology for calculating the net tax savings, which resulted in additional tax savings attributable to the Tax Act to be refunded to customers and directed the Pennsylvania Companies to file new petitions to propose the timing and methodology to provide these additional refunds to customers. The Pennsylvania Companies recalculated the net impact for 2018 through 2021 under the revised PPUC methodology in comparison to amounts already refunded to customers under the existing riders, which resulted in an additional $61 million in savings, with interest, to be provided to customers. As a result, FirstEnergy recognized a pre-tax charge of $61 million in the fourth quarter of 2021, associated with the additional refund and based on the November 2021 PPUC order and methodology. The Pennsylvania Companies filed petitions to propose the timing and methodology of the refund of these amounts on February 17, 2022. The Pennsylvania Companies’ petitions and the proposed refunds addressed within were approved by the PPUC on June 16, 2022, without modification, effective July 1, 2022, and which refunds were fully completed by December 31, 2022.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, the Pennsylvania Companies implemented energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP.

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On June 25, 2021, the Pennsylvania Office of Consumer Advocate filed a complaint against Penn’s quarterly DSIC rate, disputing the recoverability of the Companies’ automated distribution management system investment under the DSIC mechanism. On January 26, 2022, the parties filed a joint petition for settlement that resolves all issues in this matter, which was approved by the PPUC without modification on April 14, 2022.

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates. The decision was appealed to the Pennsylvania Supreme Court and in July 2021 the court upheld the Pennsylvania Commonwealth Court’s reversal of the PPUC’s decision and remanded the matter back to the PPUC for determination as to how DSIC calculations shall account for ADIT and state taxes. The PPUC issued the order as directed, which was challenged by an intervening party. All parties have briefed the issue and await a ruling from the PPUC. Neither the PPUC’s determination or the underlying order are expected to result in a material impact to FirstEnergy.

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

On August 25, 2022, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $183.8 million beginning January 1, 2023, which represents a 12.2% increase to the rates then in effect. The increase was driven by an underrecovery during the review period (July 1, 2021 to June 30, 2022) of $144.9 million due to higher coal, reagent, and allowance expenses. This filing additionally addresses, among other things, the WVPSC’s May 2022 request for a prudence review of current rates. At a hearing on December 8, 2022, the parties in the case presented a unanimous settlement to increase rates by approximately $92 million, effective January 1, 2023, and carry over to MP and PE’s 2023 ENEC case, approximately $92 million at a carrying charge of 4%. In an order dated December 30, 2022, the WVPSC approved the settlement with respect to the proposed rate increase, but MP and PE rates remain subject to a prudence review in their 2023 ENEC case. The order also instructs MP to evaluate the feasibility of purchasing the Pleasants Power Station and file a summary of the evaluation by March 31, 2023.

On December 27, 2021, the WVPSC approved a settlement granting MP and PE a $16 million increase in rates effective January 1, 2022, and permitting the continuation of the vegetation management program and surcharge for another two years. WVPSC additionally ordered MP and PE to perform equipment inspections within a reasonable time after vegetation management occurs on a circuit.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $110 million.

On December 17, 2021, MP and PE filed with the WVPSC for approval of environmental compliance projects at the Ft. Martin and Harrison Power Stations to comply with the EPA’s ELG and operate these plants beyond 2028. The request includes a surcharge to recover the expected $142 million capital investment and $3 million in annual operation and maintenance expense. MP and PE reached a settlement agreement with WVPSC staff and all intervenors, recommending: (i) approval of the ELG compliance plan submitted by MP and PE and (ii) recovery of costs through a surcharge. A ruling approving the settlement without modification was issued by the WVPSC on September 12, 2022, and construction is expected to be completed by the end of 2025.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense of $75.5 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established.

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

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities as of December 31, 2022:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13-month average)	10.38%
JCP&L	January 1, 2020	Actual (13-month average)	10.20%
MP	January 1, 2021(1)	Actual (13-month average)(1)	11.35%(1)
PE	January 1, 2021(1)	Actual (13-month average)(1)	11.35%(1)
WP	January 1, 2021(1)	Actual (13-month average)(1)	11.35%(1)
MAIT	July 1, 2017	Lower of Actual (13-month average) or 60%	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7%(TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) Effective on January 1, 2021, MP, PE, and WP have implemented a forward-looking formula rate, which has been accepted by FERC, subject to refund, pending further hearing and settlement procedures. On January 18, 2023, MP, PE, and WP submitted an uncontested settlement to FERC, which is subject to FERC approval, which includes an allowed ROE of 10.45% and a capital structure of the lower of actual (13-month average) or 56%.

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

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the Electric Reliability Organization designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that FirstEnergy operates are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; to maintain rate base neutrality (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. On November 18, 2021, FERC issued an order that: (i) accepted ATSI’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed ATSI to make a further compliance filing by January 17, 2022; and (iii) set the amount of ATSI’s recorded ADIT balances as of December 31, 2017, for hearing and settlement procedures. ATSI submitted the compliance filing, and following settlement negotiations, filed an uncontested settlement agreement with FERC on October 18, 2022. There is no timetable for FERC to rule on the settlement agreement. On December 3, 2021, FERC issued an order that (i) accepted MAIT’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed MAIT to make a further compliance filing by February 1, 2022; and (iii) set the amount of MAIT’s recorded ADIT balances as of December 31, 2017 for hearing and settlement procedures. MAIT submitted the compliance filing, and following settlement negotiations, filed an uncontested settlement agreement with FERC on October 18, 2022. There is no timetable for FERC to rule on the settlement agreement. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. On March 31, 2022, FERC issued an order, ruling that TrAIL’s compliance filing partially complied with the requirements of Order No. 864 and directing TrAIL to submit a further compliance filing to address certain additional items that according to FERC will further enhance transparency. TrAIL submitted the compliance filing on May 31, 2022, and FERC accepted the compliance filing by letter order dated August 30, 2022. On April 27, 2022, FERC issued an order on PATH’s compliance filing, ruling that it partially complied with the requirements of Order No. 864 and directing PATH to submit a further compliance filing to address certain additional items. PATH submitted the compliance filing on June 27, 2022, and FERC accepted the compliance filing by letter order dated November 14, 2022. MP, WP and PE - as holders of a “stated” transmission rate when Order No. 864 issued – addressed these requirements as part of the transmission rates amendments that were filed with FERC on October 29, 2020. An uncontested settlement of all issues in that case was filed for FERC approval on January 18, 2023.

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and AEPSC, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. ATSI disagrees with the OCC’s characterization and set forth its reasons for such disagreement in a combined motion to dismiss and answer that was filed with FERC on March 31, 2022. On that same date, AEP and Duke filed separate motions to dismiss and answers to the OCC complaint, and several other parties filed comments. ATSI filed a response to certain intervenors’ filings on April 28, 2022. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. On January 17, 2023, AEP and the OCC filed requests for rehearing and on February 1, 2023, FirstEnergy filed an answer to the OCC’s rehearing request. FirstEnergy is unable to predict the outcome of this proceeding, but it is not expected to have a material impact.

Transmission ROE Incentive

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy submitted comments through EEI and as part of a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments on the proposed rule were filed on June 25, 2021, and reply comments were filed on July 26, 2021. The rulemaking remains pending before FERC. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the supplemental proposed rule. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to implement a forward-looking formula transmission rate, to be effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo filed uncontested settlement agreements with FERC on January 18, 2023. There is no timetable for FERC to rule on the settlement agreements. Also on January 25, 2023, the FERC Chief Administrative Law Judge granted a motion of MP, PE, and WP for interim rates to implement certain aspects of the settled rate retroactive to January 1, 2023. As a result of the filed settlement, FirstEnergy recognized a $25 million pre-tax charge during the fourth quarter of 2022, which reflects the difference between amounts originally recorded as assets and amounts which will ultimately be recovered from customers as a result of the pending settlement.

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

Clean Air Act

FirstEnergy complies with SO2 and NOx emission reduction requirements under the CAA and SIP by burning lower-sulfur fuel, utilizing combustion controls and post-combustion controls and/or using emission allowances.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addresses, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 states, including West Virginia. The EPA held a virtual public hearing regarding the proposed rules on April 21, 2022, and MP submitted written comments on June 21, 2022. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. The EPA is reconsidering the ELG rule with a publicly announced target of issuing a proposed revised rule in the Spring of 2023 and a final rule later in 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals and how final rules are ultimately implemented, the compliance with these standards, could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the ELG rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility until 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for FG’s Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2022, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $97 million have been accrued through December 31, 2022, of which, approximately $62 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. The class certification hearing is scheduled to take place on March 17, 2023. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE (the OAG also named FES as a defendant), each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. The cases are stayed pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above, although on August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On November 9, 2021, the OAG filed a motion to lift the agreed-upon stay, which FE opposed on November 19, 2021; the motion remains pending. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit.
•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (S.D. Ohio, all actions have been consolidated); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FE filed putative class action lawsuits against FE and FESC, as well as certain current and former FE officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. FE agreed to a class settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to these lawsuits and the Emmons lawsuit below. On June 22, 2022, the court preliminarily approved the class settlement and the final fairness hearing was held on November 9, 2022. On December 5, 2022, the court issued an order memorializing its final approval of the class settlement. The settlement amount was satisfied on December 7, 2022.
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, the Ohio Companies, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. FE agreed to a class settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to this lawsuit and the lawsuits above consolidated with Smith in the S.D. Ohio alleging, among other things, civil violations of the Racketeer Influenced and Corrupt Organizations Act. On June 22, 2022, the court preliminarily approved the class settlement and the final fairness hearing was held on November 9, 2022. The S.D. Ohio issued a final written order approving the settlement on December 5, 2022. The settlement amount was satisfied on December 7, 2022.

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

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which the S.D Ohio granted on May 9, 2022. Subsequently, following a hearing on August 4, 2022, the S.D. Ohio granted final approval of the settlement on August 24, 2022. The settlement agreement is expected to resolve fully these shareholder derivative lawsuits and includes a series of corporate governance enhancements, that have resulted in the following:

•Six then-members of the FE Board did not stand for re-election at FE’s 2022 annual shareholder meeting;
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

The settlement also includes a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less $36 million in court-ordered attorney’s fees awarded to plaintiffs. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022 and the motion is under consideration by the S.D. Ohio. The N.D. Ohio matter remains pending. On June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed a joint motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022. On August 15, 2022, the N.D. Ohio issued an order stating its intention to appoint one group of applicants as new plaintiffs’ counsel, and on August 22, 2022, the N.D. Ohio ordered that any objections to the appointment be submitted by August 26, 2022. The parties filed their objections by that deadline, and on September 2, 2022, the applicants responded to those objections. In the meantime, on August 25, 2022, a purported FE stockholder represented by the applicants filed a motion to intervene, attaching a proposed complaint-in-intervention purporting to assert claims that the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act as well as a claim against a third party for professional negligence and malpractice. The parties filed oppositions to that motion to intervene on September 8, 2022, and the proposed intervenor's reply in support of his motion to intervene was filed on September 22, 2022.

On August 24, 2022, the parties filed a joint motion to dismiss the action pending in the N.D. Ohio based upon and in light of the approval of the settlement by the S.D. Ohio. On August 30, 2022, the parties filed a joint motion to dismiss the state court action, which the court granted on September 2, 2022.

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. On December 30, 2022, FERC approved a Stipulation and Consent Agreement that resolves the investigation. The agreement includes a FirstEnergy admission of violating FERC’s “duty of candor” rule and related laws, and obligates FirstEnergy to pay a civil penalty of $3.86 million, and to submit two annual compliance monitoring reports to FERC’s Office of Enforcement regarding improvements to FirstEnergy’s compliance programs.

FE terminated Charles E. Jones as its chief executive officer effective October 29, 2020. As a result of Mr. Jones’ termination, and due to the determination of a committee of independent members of the FE Board that Mr. Jones violated certain FirstEnergy policies and its code of conduct, all grants, awards and compensation under FirstEnergy’s short-term incentive compensation program and long-term incentive compensation program with respect to Mr. Jones that were outstanding on the date of termination were forfeited. In November 2021, after a determination by the Compensation Committee of the FE Board that a demand for recoupment was warranted pursuant to the Recoupment Policy, FE made a recoupment demand to Mr. Jones of compensation previously paid to him totaling approximately $56 million, the maximum amount permissible under the Recoupment Policy. As such, any amounts payable to Mr. Jones under the EDCP will be set off against FE’s recoupment demand. There can be no assurance that the efforts to seek recoupment from Mr. Jones will be successful.

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

Revenue Recognition

The accounting treatment for revenue recognition is based on the nature of the underlying transaction and applicable authoritative guidance. FirstEnergy accounts for revenues from contracts with customers under ASC 606, “Revenue from Contracts with Customers.” Revenue from financial instruments, derivatives, late payment charges and other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP guidance.

Contracts with Customers

FirstEnergy follows the accrual method of accounting for revenues, recognizing revenue for electricity that has been delivered to customers but not yet billed through the end of the accounting period. The determination of Regulated Distribution segment electricity sales to individual customers is based on meter readings, which occur on a systematic basis throughout the month. At the end of each month, electricity delivered to customers since the last meter reading is estimated and a corresponding accrual for unbilled sales is recognized. The determination of unbilled sales and revenues requires management to make estimates regarding electricity available for retail load, transmission and distribution line losses, demand by customer class, applicable billing demands, weather-related impacts, number of days unbilled and tariff rates in effect within each customer class.

Regulated Transmission segment revenues are primarily derived from forward-looking formula rates. Forward-looking formula rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

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

FirstEnergy reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, FirstEnergy will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, FirstEnergy will write-off that regulatory asset as a charge against earnings. FirstEnergy considers the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and as such net regulatory assets and liabilities are presented in the non-current section on the FirstEnergy Consolidated Balance Sheets. See Note 12, "Regulatory Matters," of the Notes to Consolidated Financial Statements for additional information.

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

Expected Return on Plan Assets - The expected return on pension and OPEB assets is based on input from investment consultants, including the trusts’ asset allocation targets, the historical performance of risk-based and fixed income securities and other factors. The gains or losses generated as a result of the difference between expected and actual returns on plan assets is recognized as a pension and OPEB mark-to-market adjustment in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement. The expected return on pension and OPEB assets for 2023 is 8.0% and 7.0%, respectively.
.
Mortality Rates - The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. The Pri-2012 mortality table with projection scale MP-2021, actuarially adjusted to reflect increased mortality due to the ongoing impact of COVID-19 was utilized to determine the 2023 benefit cost and obligation as of December 31, 2022, for FirstEnergy's pension and OPEB plans. The MP-2021 scale was published in 2021 by the Society of Actuaries.

Health Care Trend Rates - Included in determining trend rate assumptions are the specific provisions of FirstEnergy’s health care plans, the demographics and utilization rates of plan participants, actual cost increases experienced in FirstEnergy’s health care plans, and projections of future medical trend rates.

Net Periodic Benefit Costs (Credits) - In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement.

The following table reflects the portion of pension and OPEB costs that were charged to expense, including any pension and OPEB mark-to-market adjustments, in the three years ended December 31, 2022, 2021, and 2020:

Net Periodic Benefit Costs (Credits)	2022	2021	2020
	(In millions)
Pension	$(389)	$(582)	$254
OPEB	(12)	(170)	(47)
Total	$(401)	$(752)	$207
The annual pension and OPEB mark-to-market adjustments, (gains) or losses, for the years ended December 31, 2022, 2021, and 2020 were $(72) million, $(382) million and $477 million, respectively.

FirstEnergy expects its 2023 pre-tax net periodic benefit expense including amounts capitalized (excluding mark-to-market adjustments) to be approximately $46 million based upon the following assumptions:

Assumption	Pension	OPEB
Effective rate for interest on benefit obligations	5.10%	5.06%
Effective rate for service costs	5.34%	5.41%
Effective rate for interest on service costs	5.22%	5.33%
Expected return on plan assets	8.00%	7.00%
Rate of compensation increase	4.30%	N/A

The approximate effects on 2023 pension and OPEB net periodic benefit costs and the 2022 benefit obligation from changes in key assumptions are as follows:

Approximate Effect on 2023 Net Periodic Benefit Costs from Changes in Key Assumptions

Assumption	Change	Pension	OPEB	Total
		(In millions)
Discount rate	Change by 0.25% (1)	$230	$9	$239
Expected return on plan assets	Change by 0.25%	$16	$1	$17
Health care trend rate	Change by 1.0%	N/A	$6	$6
(1) Assumes a parallel shift in yield curve.

Approximate Effect on 2022 Benefit Obligation from Changes in Key Assumptions

Assumption	Change	Pension	OPEB	Total
		(In millions)
Discount rate	Change by 0.25% (1)	$233	$9	$242
Health care trend rate	Change by 1.0%	N/A	$6	$6
(1) Assumes a parallel shift in yield curve.

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

See Note 7, "Taxes," of the Notes to Consolidated Financial Statements for additional information on income taxes.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FirstEnergy required in this item are set forth beginning on page 73.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FirstEnergy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FirstEnergy Corp. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Accounting for the Effects of Rate Regulation

As described in Note 1 to the consolidated financial statements, the Company’s Regulated Distribution and Regulated Transmission segments are subject to regulation that sets the prices (rates) the Company is permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows. Management reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. As of December 31, 2022, there were $33 million of regulatory assets and $1,847 million of regulatory liabilities.

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
February 13, 2023

We have served as the Company’s auditor since 2002.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions, except per share amounts)	2022	2021	2020

REVENUES:
Distribution services and retail generation	$9,916	$9,009	$8,688
Transmission	1,863	1,608	1,613
Other	680	515	489
Total revenues(1)	12,459	11,132	10,790

OPERATING EXPENSES:
Fuel	730	481	369
Purchased power	3,863	2,964	2,701
Other operating expenses	3,817	3,196	3,291
Provision for depreciation	1,375	1,302	1,274
Amortization (deferral) of regulatory assets, net	(365)	269	(53)
General taxes	1,129	1,073	1,046
DPA penalty (Note 13)	—	230	—
Gain on sale of Yards Creek (Note 14)	—	(109)	—
Total operating expenses	10,549	9,406	8,628

OPERATING INCOME	1,910	1,726	2,162

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 10)	(171)	(2)	—
Equity method investment earnings (Note 1)	168	31	2
Miscellaneous income, net	415	486	430
Pension and OPEB mark-to-market adjustment	72	382	(477)
Interest expense	(1,039)	(1,139)	(1,065)
Capitalized financing costs	84	75	77
Total other expense	(471)	(167)	(1,033)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,439	1,559	1,129

INCOME TAXES	1,000	320	126

INCOME FROM CONTINUING OPERATIONS	439	1,239	1,003

Discontinued operations (Note 15)(2)	—	44	76

NET INCOME	$439	$1,283	$1,079

Income attributable to noncontrolling interest (continuing operations)	33	—	—

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$406	$1,283	$1,079

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP.
Basic - Continuing Operations	$0.71	$2.27	$1.85
Basic - Discontinued Operations	—	0.08	0.14
Basic - Earnings Per Share Attributable to FirstEnergy Corp.	$0.71	$2.35	$1.99

Diluted - Continuing Operations	$0.71	$2.27	$1.85
Diluted - Discontinued Operations	—	0.08	0.14
Diluted - Earnings Per Share Attributable to FirstEnergy Corp.	$0.71	$2.35	$1.99

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	571	545	542
Diluted	572	546	543

(1) Includes excise and gross receipts tax collections of $406 million, $374 million and $362 million in 2022, 2021 and 2020, respectively.
(2) Net of income tax benefit of $48 million and $59 million in 2021 and 2020, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In millions)	2022	2021	2020

NET INCOME	$439	$1,283	$1,079

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(9)	(14)	(34)
Amortized losses on derivative hedges	9	1	1
Other comprehensive loss	—	(13)	(33)
Income tax benefits on other comprehensive loss	(1)	(3)	(8)
Other comprehensive income (loss), net of tax	1	(10)	(25)

COMPREHENSIVE INCOME	$440	$1,273	$1,054

Comprehensive income attributable to noncontrolling interest	33	—	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$407	$1,273	$1,054

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	December 31, 2022	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160	$1,462
Restricted cash	46	49
Receivables-
Customers	1,455	1,192
Less — Allowance for uncollectible customer receivables	137	159
	1,318	1,033
Other, net of allowance for uncollectible accounts of $11 in 2022 and $10 in 2021	253	246
Materials and supplies, at average cost	421	260
Prepaid taxes and other	217	187
	2,415	3,237
PROPERTY, PLANT AND EQUIPMENT:
In service	47,850	46,002
Less — Accumulated provision for depreciation	13,258	12,672
	34,592	33,330
Construction work in progress	1,693	1,414
	36,285	34,744
INVESTMENTS AND OTHER NONCURRENT ASSETS
Goodwill	5,618	5,618
Investments (Note 9)	622	655
Regulatory assets	33	71
Other	1,135	1,107
	7,408	7,451
	$46,108	$45,432
LIABILITIES AND CAPITALIZATION
CURRENT LIABILITIES:
Currently payable long-term debt	$351	$1,606
Short-term borrowings	100	—
Accounts payable	1,503	943
Accrued interest	254	283
Accrued taxes	668	647
Accrued compensation and benefits	272	313
Dividends payable (Note 10)	223	222
Customer deposits	223	214
Other	364	188
	3,958	4,416
CAPITALIZATION:
Stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 572,130,932 and 570,261,104 shares outstanding as of December 31, 2022 and 2021, respectively	57	57
Other paid-in capital	11,322	10,238
Accumulated other comprehensive loss	(14)	(15)
Accumulated deficit	(1,199)	(1,605)
Total common stockholders' equity	10,166	8,675
Noncontrolling interest	477	—
Total equity	10,643	8,675
Long-term debt and other long-term obligations	21,203	22,248
	31,846	30,923
NONCURRENT LIABILITIES:
Accumulated deferred income taxes	4,202	3,437
Retirement benefits	2,335	2,669
Regulatory liabilities	1,847	2,124
Other	1,920	1,863
	10,304	10,093
COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 13)
	$46,108	$45,432

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Common Stockholders' Equity
(In millions)	Shares	Amount					NCI	Total Equity
Balance, January 1, 2020	541	$54	$10,868	$20	$(3,967)	$6,975	$—	$6,975
Net income					1,079	1,079		1,079
Other comprehensive loss, net of tax				(25)		(25)		(25)
Cash dividends declared on common stock (1)			(846)			(846)		(846)
Stock Investment Plan and share-based benefit plans	2	—	54			54		54
Balance, December 31, 2020	543	54	10,076	(5)	(2,888)	7,237	—	7,237
Net income					1,283	1,283		1,283
Other comprehensive loss, net of tax				(10)		(10)		(10)
Cash dividends declared on common stock (1)			(859)			(859)		(859)
Common stock issuance (Note 10)	26	3	971			974		974
Stock Investment Plan and share-based benefit plans	1		50			50		50
Balance, December 31, 2021	570	57	10,238	(15)	(1,605)	8,675	—	8,675
Net income					406	406	33	439
Other comprehensive income, net of tax				1		1		1
Cash dividends declared on common stock (1)			(892)			(892)		(892)
Stock Investment Plan and share-based benefit plans	2	—	98			98		98
FET minority interest sale, net of transaction costs (Note 1)			1,887			1,887	451	2,338
Distribution to FET minority interest						—	(21)	(21)
Capital contribution from FET minority interest						—	9	9
Consolidated tax benefit allocation			(5)			(5)	5	—
Other			(4)			(4)		(4)
Balance, December 31, 2022	572	$57	$11,322	$(14)	$(1,199)	$10,166	$477	$10,643
(1) Dividends declared for each share of common stock were $1.56 during 2022, 2021 and 2020.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$439	$1,283	$1,079
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization, and impairments	1,317	1,664	1,199
Retirement benefits, net of payments	(378)	(417)	(301)
Pension and OPEB mark-to-market adjustments	(72)	(382)	477
Deferred income taxes and investment tax credits, net	989	297	113
Transmission revenue collections, net	79	182	(32)
Gain on sale of Yards Creek	—	(109)	—
Settlement agreement and tax sharing payments to the FES Debtors	—	—	(978)
Gain on disposal, net of tax (Note 15)	—	(47)	(76)
Changes in current assets and liabilities-
Receivables	(292)	160	(129)
Materials and supplies	(161)	57	(32)
Prepaid taxes and other current assets	(28)	18	6
Accounts payable	560	117	(138)
Accrued taxes	22	7	159
Accrued interest	(29)	—	33
Other current liabilities	21	(52)	81
Cash collateral, net	111	31	(12)
Other	105	2	(26)
Net cash provided from operating activities	2,683	2,811	1,423

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	700	2,100	3,425
Short-term borrowings, net	100	—	1,200
Common stock issuance	—	1,000	—
Redemptions and repayments-
Long-term debt	(3,005)	(532)	(1,114)
Short-term borrowings, net	—	(2,200)	—
Discounts (premiums) on debt issuances and redemptions, net	(151)	27	(4)
Proceeds from FET minority interest sale, net of transaction costs	2,348	—	—
Distributions to FET minority interest	(21)	—	—
Capital contributions from FET minority interest	9	—	—
Common stock dividend payments	(891)	(849)	(845)
Other	(1)	(88)	(55)
Net cash provided from (used for) financing activities	(912)	(542)	2,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Property additions	(2,756)	(2,445)	(2,657)
Proceeds from sale of Yards Creek	—	155	—
Sales of investment securities held in trusts	48	48	186
Purchases of investment securities held in trusts	(59)	(59)	(208)
Asset removal costs	(213)	(226)	(224)
Other	(96)	(32)	(5)
Net cash used for investing activities	(3,076)	(2,559)	(2,908)

Net change in cash, cash equivalents and restricted cash	(1,305)	(290)	1,122
Cash, cash equivalents, and restricted cash at beginning of period	1,511	1,801	679
Cash, cash equivalents, and restricted cash at end of period	$206	$1,511	$1,801

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year-
Interest (net of amounts capitalized)	$1,021	$1,085	$970
Income taxes, net of refunds	$21	$(7)	$6

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, MP, AGC (a wholly owned subsidiary of MP), PE, WP, and FET and its principal subsidiaries (ATSI, MAIT and TrAIL). In addition, FE holds all of the outstanding equity of other direct subsidiaries including FEV which currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations.

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

The accompanying consolidated financial statements have been prepared in accordance with GAAP and the rules and regulations of the SEC. FE and its subsidiaries follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC, and, as applicable, the PUCO, the PPUC, the MDPSC, the NYPSC, the WVPSC, the VSCC and the NJBPU. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period. FE and its subsidiaries have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

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

Economic Conditions

Economic conditions following the global pandemic, have increased lead times across numerous material categories, with some as much as doubling from pre-pandemic lead times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition.

Sale of Minority Equity Interest in FirstEnergy Transmission, LLC

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

Pursuant to the terms of the FET P&SA II, in connection with the closing, Brookfield, FET and FE will enter into the A&R FET LLC Agreement, which will amend and restate in its entirety the current limited liability company agreement of FET. The A&R FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the A&R FET LLC Agreement, at the closing, the FET Board will consist of five directors, two appointed by Brookfield and three appointed by FE. Each of Brookfield’s and FE’s respective appointment rights are subject to such party maintaining certain minimum ownership percentages. The A&R FET LLC Agreement contains certain investor protections, including, among other things, requiring Brookfield's approval for FET and its subsidiaries to take certain major actions. Under the terms of the A&R FET LLC Agreement, for so long as Brookfield holds at least a 30.0% interest in FET, Brookfield’s consent is required for FET or any of its subsidiaries to, among other things, undertake certain acquisitions or dispositions in excess of certain dollar thresholds, establish or amend the annual budget, incur cost overruns on certain capital expenditures projects during any fiscal year in excess of a certain percentage overage of the budgeted amounts or incur cost overruns on the aggregate capital expenditure budget of FET’s subsidiaries during any fiscal year in excess of a certain percentage overage of the aggregated budgeted amount, make material decisions relating to litigation where either the potential liability exposure is in excess of a certain threshold dollar amount or such proceeding would reasonably be expected to have an adverse effect on Brookfield or FET, make certain material regulatory filings, incur or refinance indebtedness by FET or its subsidiaries, which, in the case of its subsidiaries, would reasonably be expected to cause such subsidiary to deviate from its targeted capital structure, enter into joint ventures, appoint or replace any member of its transmission leadership team, amend the accounting policies of FET or its subsidiaries (but only if FirstEnergy Corp is no longer the majority owner of FET), take any action that would reasonably be expected to cause a default or breach of any material contract of FET or any of its subsidiaries, create certain material liens (excluding certain permitted liens), or cause any reorganization of FET or any of its subsidiaries. The A&R FET LLC Agreement also includes provisions relating to the resolution of disputes and to address deadlocks.

Consolidation of Pennsylvania Companies

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the transfer of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of PA NewCo and (d) the merger of each of the Pennsylvania Companies with and into PA NewCo, with PA NewCo surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, PA NewCo will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

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

FirstEnergy reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, FirstEnergy will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, FirstEnergy will write-off that regulatory asset as a charge against earnings. FirstEnergy considers the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and as such net regulatory assets and liabilities are presented in the non-current section on the FirstEnergy Consolidated Balance Sheets. See Note 12, "Regulatory Matters," of the Notes to Consolidated Financial Statements for additional information.

The following table provides information about the composition of net regulatory assets and liabilities as of December 31, 2022 and 2021, and the changes during the year ended December 31, 2022:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source	2022	2021	Change
	(In millions)
Customer payables for future income taxes	$(2,463)	$(2,345)	$(118)
Spent nuclear fuel disposal costs	(83)	(101)	18
Asset removal costs	(675)	(646)	(29)
Deferred transmission costs	50	(3)	53
Deferred generation costs	235	118	117
Deferred distribution costs	164	49	115
Storm-related costs	683	660	23
Uncollectible and pandemic-related costs	63	56	7
Energy efficiency program costs	94	47	47
New Jersey societal benefit costs	94	109	(15)
Vegetation management	63	33	30
Other	(39)	(30)	(9)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,814)	$(2,053)	$239

The following table provides information about the composition of net regulatory assets that do not earn a current return as of December 31, 2022 and 2021, of which approximately $511 million and $228 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a	As of December 31,
Current Return	2022	2021	Change
		(In millions)
Deferred transmission costs	$8	$13	$(5)
Deferred generation costs	262	63	199
Deferred distribution costs	27	2	25
Storm-related costs	568	549	19
Pandemic-related costs	70	65	5
Vegetation management	52	31	21
Other	10	9	1
Regulatory Assets Not Earning a Current Return	$997	$732	$265
DERIVATIVES

FirstEnergy is exposed to limited financial risks resulting from fluctuating interest rates and commodity prices, including prices for electricity, coal and energy transmission. To manage the volatility related to these exposures, FirstEnergy’s Risk Policy Committee, comprised of senior management, provides general management oversight for risk management activities throughout FirstEnergy. The Risk Policy Committee is responsible for promoting the effective design and implementation of sound risk management programs and oversees compliance with corporate risk management policies and established risk management practice. FirstEnergy may use a variety of derivative instruments for risk management purposes including forward contracts, options, futures contracts and swaps.

FirstEnergy accounts for derivative instruments on its Consolidated Balance Sheets at fair value unless they meet the normal purchases and normal sales criteria. Derivative instruments meeting the normal purchases and normal sales criteria are accounted for under the accrual method of accounting with their effects included in earnings at the time of contract performance.
EQUITY METHOD INVESTMENTS
Investments in affiliates over which FE and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and reflected in "Investments". The percentage of FE's ownership share of the entity’s earnings is reported in the Consolidated Statements of Income and Comprehensive Income and reflected in “Miscellaneous Income, net”. Equity method investments are assessed for impairment annually or whenever events and changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the decline in value is considered to be other than temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment.
Equity method investments included within "Investments" on the Consolidated Balance Sheets were $90 million and $88 million as of December 31, 2022 and 2021, respectively.
Global Holdings - FEV currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales primarily focused on international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint ventures economic performance. FEV's ownership interest is subject to the equity method of accounting. For the years ended December 31, 2022, 2021 and 2020, pre-tax income related to FEV’s ownership in Global Holding was $168 million, $29 million and $2 million, respectively. FEV’s pre-tax equity earnings and investment in Global Holding are included in Corporate/Other for segment reporting.
As of December 31, 2022 and 2021, the carrying value of the equity method investment was $57 million and $59 million, respectively. During 2022, FEV received cash dividends from Global Holding totaling $170 million, which were classified with “Cash from Operating Activities” on FirstEnergy’s Consolidated Statements of Cash Flow.
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of December 31, 2022 and 2021, the carrying value of the equity method investment was $18 million. FirstEnergy's pre-tax equity earnings in PATH-WV were immaterial for the years ended December 31, 2022, 2021 and 2020
VARIABLE INTEREST ENTITIES

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

See Note 10, “Capitalization,” for additional information on securitized bonds.

Unconsolidated VIEs
FirstEnergy is not the primary beneficiary of its equity method investments in Global Holding and PATH WV, as further discussed above, or its PPAs.

FirstEnergy evaluated its PPAs and determined that certain NUG entities at its Regulated Distribution segment may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production. FirstEnergy maintains six long-term PPAs with NUG entities that were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities. FirstEnergy has determined that for all but one of these NUG entities, it does not have a variable interest, or the entities do not meet the criteria to be considered a VIE. FirstEnergy may hold a variable interest in the remaining one entity; however, it applied the scope exception that exempts enterprises unable to obtain the necessary information to evaluate entities.

Because FirstEnergy has no equity or debt interests in the NUG entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power. FirstEnergy expects any above-market costs incurred at its Regulated Distribution segment to be recovered from customers. Purchased power costs related to the contract that may contain a variable interest were $119 million, $111 million and $113 million, respectively, during the years ended December 31, 2022, 2021 and 2020.
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

As of July 31, 2022, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected investments, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.

FirstEnergy's reporting units are consistent with its reportable segments and consist of Regulated Distribution and Regulated Transmission. The following table presents goodwill by reporting unit as of December 31, 2022:

(In millions)	Regulated Distribution	Regulated Transmission	Consolidated
Goodwill	$5,004	$614	$5,618

INVENTORY

Materials and supplies inventory primarily includes emission allowances, fuel inventory and the distribution, transmission and generation plant materials, net of reserve for excess and obsolete inventory. Materials charged to inventory are at weighted average cost when purchased and expensed or capitalized, as appropriate, when used or installed. Fuel inventory is accounted for at weighted average cost when purchased and recorded to fuel expense when consumed. Emission allowances are accounted for at cost when purchased and charged to expense monthly based on each month’s emissions.

NONCONTROLLING INTEREST

FirstEnergy maintains a controlling financial interest in certain less than wholly owned subsidiaries. As a result, FirstEnergy presents the third-party investors’ ownership portion of FirstEnergy's net income, net assets and comprehensive income as noncontrolling interest. Noncontrolling interest is included as a component of equity on the Consolidated Balance Sheets.

On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA I, with Brookfield and the Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield would own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022. The difference between the cash consideration received, net of transaction costs of approximately $37 million, and the carrying value of the noncontrolling interest of $451 million was recorded as an increase to OPIC. KATCo, which was a subsidiary of FET, became a wholly owned subsidiary of FE prior to the closing of the transaction and remains in the Regulated Transmission segment.

Pursuant to the terms of the FET P&SA I, on May 31, 2022, Brookfield, FET and FE entered into the FET LLC Agreement. The FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the FET LLC Agreement, Brookfield is entitled to appoint a number of directors to the FET Board, in approximate proportion to Brookfield’s ownership percentage in FET (rounded to the next whole number). The FET Board now consists of five directors, one appointed by Brookfield and four appointed by FE. The FET LLC Agreement contains certain investor protections, including, among other things, requiring Brookfield's approval for FET and its subsidiaries to take certain major actions. Under the terms of the FET LLC Agreement, for so long as Brookfield holds a 9.9% interest in FET, Brookfield’s consent is required for FET or any of its subsidiaries to incur indebtedness (other than the refinancing of existing indebtedness on commercially reasonable terms reflecting then-current credit market conditions) that would reasonably be expected to result in FET’s consolidated Debt-to-Capital Ratio (as defined in the FET LLC Agreement) equaling or exceeding (i) prior to the fifth anniversary of the effective date, 65%, and (ii) thereafter, 70%. As discussed above in Sale of Minority Equity Interest in FirstEnergy Transmission, LLC within Note 1, "Organization and Basis of Presentation," pursuant to the terms of the

FET P&SA II and in connection with the closing thereof, Brookfield, FET and FE will enter into the A&R FET LLC Agreement, which will amend and restate in its entirety the FET LLC Agreement.
PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment reflects original cost (net of any impairments recognized), including payroll and related costs such as taxes, employee benefits, administrative and general costs, and financing costs incurred to place the assets in service. The costs of normal maintenance, repairs and minor replacements are expensed as incurred. FirstEnergy recognizes liabilities for planned major maintenance projects as they are incurred. Property, plant and equipment balances by segment as of December 31, 2022 and 2021, were as follows:

	December 31, 2022
Property, Plant and Equipment	In Service(1)	Accum. Depr.	Net Plant	CWIP	Total
	(In millions)
Regulated Distribution	$32,257	$(9,636)	$22,621	$828	$23,449
Regulated Transmission	14,468	(2,978)	11,490	818	12,308
Corporate/Other	1,125	(644)	481	47	528
Total	$47,850	$(13,258)	$34,592	$1,693	$36,285

	December 31, 2021
Property, Plant and Equipment	In Service(1)	Accum. Depr.	Net Plant	CWIP	Total
	(In millions)
Regulated Distribution	$31,154	$(9,284)	$21,870	$774	$22,644
Regulated Transmission	13,744	(2,789)	10,955	580	11,535
Corporate/Other	1,104	(599)	505	60	565
Total	$46,002	$(12,672)	$33,330	$1,414	$34,744
(1) Includes finance leases of $105 million and $143 million as of December 31, 2022 and 2021, respectively.

Regulated Distribution has approximately $2.2 billion of total regulated generation property, plant and equipment as of December 31, 2022.

FirstEnergy provides for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The respective annual composite depreciation rates for FirstEnergy were approximately 2.7% in each 2022, 2021 and 2020.

For the years ended December 31, 2022, 2021 and 2020, capitalized financing costs on FirstEnergy's Consolidated Statements of Income include $56 million, $48 million and $49 million, respectively, of allowance for equity funds used during construction and $28 million, $27 million and $28 million, respectively, of capitalized interest.

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

The following table summarizes the changes to the ARO balances during 2022 and 2021:

ARO Reconciliation	(In millions)

Balance, January 1, 2021	$159
Changes in timing and amount of estimated cash flows	8
Liabilities settled	(1)
Accretion	13
Balance, December 31, 2021	$179
Changes in timing and amount of estimated cash flows	(2)
Liabilities settled	(6)
Accretion	14
Balance, December 31, 2022	$185

Jointly Owned Plants

FE, through its subsidiary, AGC, owns an undivided 16.25% interest (487 MWs) in the 3,003 MW Bath County pumped-storage, hydroelectric station in Virginia, operated by the 60% owner, VEPCO, a non-affiliated utility. Total property, plant and equipment includes $153 million representing AGC's share in this facility as of December 31, 2022. AGC is obligated to pay its share of the costs of this jointly owned facility in the same proportion as its ownership interests using its own financing. AGC's share of direct expenses of the joint plant is included in operating expenses on FirstEnergy's Consolidated Statements of Income. AGC provides the generation capacity from this facility to its owner, MP.
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

Forward-looking formula rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on rate base and actual costs. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

The following represents a disaggregation of revenue from contracts with customers for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Regulated Distribution
Retail generation and distribution services (1)
Residential	$6,180	$5,713	$5,539
Commercial	2,499	2,284	2,140
Industrial	1,338	1,091	1,076
Other	85	75	81
Wholesale	494	362	251
Other revenue from contracts with customers	104	119	140
Total revenues from contracts with customers	10,700	9,644	9,227
ARP(2)	—	(27)	43
Other revenue unrelated to contracts with customers	101	94	93
Total Regulated Distribution	$10,801	$9,711	$9,363

Regulated Transmission
ATSI	$912	$799	$804
TrAIL	270	233	247
MAIT	340	288	250
JCP&L	203	164	178
MP, PE and WP	138	124	134
Total revenues from contracts with customers	1,863	1,608	1,613
Other revenue unrelated to contracts with customers	5	10	17
Total Regulated Transmission	$1,868	$1,618	$1,630

Corporate/Other and Reconciling Adjustments(3)
Wholesale	$27	$14	$9
Retail generation and distribution services (3)	(186)	(154)	(148)
Other revenue unrelated to contracts with customers (3)	(51)	(57)	(64)
Total Corporate/Other and Reconciling	$(210)	$(197)	$(203)

FirstEnergy Total Revenues	$12,459	$11,132	$10,790
(1) Includes approximately $58 million and $38 million as of December 31, 2022 and 2021, respectively, of customer refunds associated with the Ohio Stipulation that became effective in December 2021. See Note 12, “Regulatory Matters,” for further discussion.
(2) Reflects amount the Ohio Companies refunded to customers that was previously collected under decoupling mechanisms, with interest.
(3) Includes eliminations and reconciling adjustments of inter-segment revenues.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $38 million, $36 million and $31 million, respectively, for the years ended December 31, 2022, 2021 and 2020. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $15 million, $11 million and $14 million, respectively, for the years ended December 31, 2022, 2021 and 2020.

RECEIVABLES
Receivables from contracts from customers include retail electric sales and distribution deliveries to residential, commercial and industrial customers of the Utilities. There was no material concentration of receivables as of December 31, 2022 and 2021, with respect to any particular segment of FirstEnergy’s customers. Billed and unbilled customer receivables as of December 31, 2022 and 2021, are included below.

	As of December 31,
Customer Receivables	2022	2021
	(In millions)
Billed(1)	$674	$616
Unbilled	781	576
	1,455	1,192

Less: Uncollectible Reserve	137	159
Total Customer Receivables	$1,318	$1,033
(1) Includes approximately $290 million and $318 million as of December 31, 2022 and 2021, respectively, that are past due by greater than 30 days.
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

FirstEnergy reviews its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment. This analysis includes consideration of the outbreak of the pandemic and the impact on customer receivable balances outstanding and write-offs since the pandemic began and subsequent economic slowdown. FirstEnergy’s uncollectible risk on PJM receivables, resulting from transmission and wholesale sales, is minimal due to the nature of PJM’s settlement process whereby members of PJM legally agree to share the cost of defaults and as a result there is no allowance for doubtful accounts.

During 2021, arrears levels continued to be elevated above 2019 pre-pandemic levels. Various regulatory actions impacted the growth and recovery of past due balances including extensions on moratoriums, significant restrictions regarding disconnections, and extended installment plans. FirstEnergy experienced a reduction in the amount of receivables that are past due by greater than 30 days since the end of 2020. While total customer arrears balances continued to decrease in 2021, balances over 120 days past due continued to be elevated. FirstEnergy considered other factors as part of its qualitative assessment, such as certain federal stimulus and state funding being made available to assist with past due utility bills. As a result of this qualitative analysis, FirstEnergy did not recognize any incremental uncollectible expense during 2021.

During 2022, various regulatory actions including extensions on moratoriums, certain restrictions on disconnections and extended installment plan offerings continue to impact the level of past due balances in certain states. However, certain states have resumed normal collections activity and arrears levels have declined towards pre-pandemic levels. As a result, FirstEnergy recognized a $25 million decrease in its allowance for uncollectible customer receivables during the first quarter of 2022, of which $15 million was applied to existing deferred regulatory assets. As a result of certain customer installment or extended payment plans, inflationary pressures on customers and the economic slowdown, there were no material changes to the allowance for uncollectible customer receivables during the remainder of 2022. Additionally, as a result of the pandemic-related moratoriums and certain customer installment or extended payment plans offered, which caused the extension of when certain write offs would have otherwise occurred, the allowance for uncollectible accounts on receivables remains elevated above 2019 pre-pandemic levels.

Activity in the allowance for uncollectible accounts on receivables for the years ended December 31, 2022, 2021 and 2020 are as follows:

(In millions)	2022	2021	2020(3)

Customer Receivables
Beginning of year balance	$159	$164	$46
Charged to income (1)	59	54	174
Charged to other accounts (2)	62	42	46
Write-offs	(143)	(101)	(102)
End of year balance	$137	$159	$164

Other Receivables
Beginning of year balance	$10	$26	$21
Charged to income	4	3	7
Charged to other accounts (2)	4	3	10
Write-offs	(7)	(22)	(12)
End of year balance	$11	$10	$26

(1) Customer receivable amounts charged to income for the years ended December 31, 2022, 2021, and 2020 include approximately $11 million, $12 million, and $103 million respectively, deferred for future recovery. 2020 amounts charged to income includes $121 million of incremental expense due to pandemic conditions.
(2) Represents recoveries and reinstatements of accounts previously written off for uncollectible accounts.
(3) As a result of the FES Debtors’ emergence from bankruptcy in February 2020, FirstEnergy wrote off $1.1 billion in affiliated companies receivables in 2020, which were included in discontinued operations. There was no affiliated companies receivables at the end of 2022, 2021 or 2020.
3. EARNINGS PER SHARE OF COMMON STOCK

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

The following table reconciles basic and diluted EPS attributable to FE:

	For the Years Ended December 31,
Reconciliation of Basic and Diluted EPS of Common Stock	2022	2021	2020
(In millions, except per share amounts)
Earnings Attributable to FE - continuing operations	$406	$1,239	$1,003
Earnings Attributable to FE - discontinued operations, net of tax	—	44	76
Earnings Attributable to FE	$406	$1,283	$1,079

Share Count information:
Weighted average number of basic shares outstanding	571	545	542
Assumed exercise of dilutive share based awards	1	1	1
Weighted average number of diluted shares outstanding	572	546	543

EPS Attributable to FE:
Income from continuing operations, basic	$0.71	$2.27	$1.85
Discontinued operations, basic	—	0.08	0.14
Basic EPS	$0.71	$2.35	$1.99

Income from continuing operations, diluted	$0.71	$2.27	$1.85
Discontinued operations, diluted	—	0.08	0.14
Diluted EPS	$0.71	$2.35	$1.99

For the years ended December 31, 2022, 2021 and 2020, there were no material amount of shares excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

The changes in AOCI for the years ended December 31, 2022, 2021 and 2020, for FirstEnergy are shown in the following table:

	Gains & Losses on Cash Flow Hedges (1)	Defined Benefit Pension & OPEB Plans (2)(3)	Total
	(In millions)
AOCI Balance, January 1, 2020	$(9)	$29	$20

Amounts reclassified from AOCI	1	(34)	(33)
Other comprehensive income (loss)	1	(34)	(33)
Income tax (benefits) on other comprehensive income (loss)	—	(8)	(8)
Other comprehensive income (loss), net of tax	1	(26)	(25)

AOCI Balance, December 31, 2020	$(8)	$3	$(5)

Amounts reclassified from AOCI	1	(14)	(13)
Other comprehensive income (loss)	1	(14)	(13)
Income tax (benefits) on other comprehensive income (loss)	—	(3)	(3)
Other comprehensive income (loss), net of tax	1	(11)	(10)

AOCI Balance, December 31, 2021	$(7)	$(8)	$(15)

Amounts reclassified from AOCI	9	(9)	—
Other comprehensive income (loss)	9	(9)	—
Income tax (benefits) on other comprehensive income (loss)	2	(3)	(1)
Other comprehensive income (loss), net of tax	7	(6)	1

AOCI Balance, December 31, 2022	$—	$(14)	$(14)

(1) Relates to previous cash flow hedges used to hedge fixed rate long-term debt securities prior to their issuance. Amounts reclassified from AOCI affects Interest expense line item in Consolidated Statements of Income.
(2) Prior-service costs are reported within Miscellaneous income, net within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income. Components are included in the computation of net periodic cost (credits), see Note 5, "Pension and Other Post-Employment Benefits," for additional details.
(3) Income tax (benefits) on other comprehensive income (loss) affects Income taxes line item in Consolidated Statements of Income.
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

FirstEnergy’s pension and OPEB funding policy is based on actuarial computations using the projected unit credit method. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021, which, among other things, extended shortfall amortization periods and modification of the interest rate stabilization rules for single-employer plans thereby impacting funding requirements. As a result, FirstEnergy does not currently expect to have a required contribution to the pension plan until 2025, which, based on various assumptions, including annual expected rate of return on assets of 8.0% in 2023, is expected to be approximately $250 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily.
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

Actuarial Assumptions	Pension			OPEB
	2022	2021	2020 (2)	2022	2021	2020 (2)

Assumptions Related to Benefit Obligations:
Discount rate	5.23%	3.02%	2.67%	5.16%	2.84%	2.45%
Rate of compensation increase	4.30%	4.10%	4.10%	N/A	N/A	N/A
Cash balance weighted average interest crediting rate	4.04%	2.57%	2.57%	N/A	N/A	N/A

Assumptions Related to Benefit Costs:(1)
Effective rate for interest on benefit obligations	2.44%	1.94%	2.89%/2.48%	2.18%	1.66%	2.71%/2.30%
Effective rate for service costs	3.28%	3.10%	3.60%/3.24%	3.41%	3.03%	3.63%/3.29%
Effective rate for interest on service costs	2.96%	2.58%	3.27%/2.90%	3.24%	2.83%	3.43%/3.06%
Expected return on plan assets	7.50%	7.50%	7.50%	7.50%	7.50%	7.50%
Rate of compensation increase	4.10%	4.10%	4.10%	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates:
Health care cost trend rate assumed (pre/post-Medicare)	N/A	N/A	N/A	6.00%- 5.50%	5.75%- 5.25%	6.00%- 5.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2029	2028	2028
(1) Excludes impact of pension and OPEB mark-to-market adjustment.
(2) As a result of the interim plan remeasurement during 2020 there were different rates in effect from January 1, 2020, through February 26, 2020 compared to February 27, 2020 through December 31, 2020.
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

Expected Return on Plan Assets - FirstEnergy’s assumed rate of return on pension plan assets considers historical market returns and economic forecasts for the types of investments held by the pension trusts. In 2022, FirstEnergy’s qualified pension and OPEB plan assets experienced losses of $1,830 million or (19.1)%, compared to gains of $689 million, or 7.9% in 2021, and gains of $1,225 million, or 14.7% in 2020 and assumed a 7.50% rate of return on plan assets in 2022, 2021 and 2020, which generated $696 million, $688 million and $651 million of expected returns on plan assets, respectively. The expected return on pension and OPEB assets is based on input from investment consultants, including the trusts’ asset allocation targets, the historical performance of risk-based and fixed income securities and other factors. The gains or losses generated as a result of the difference between expected and actual returns on plan assets is recognized as a pension and OPEB mark-to-market adjustment in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement.

Mortality Rates - During 2022, the Society of Actuaries elected not to release a new mortality improvement scale due to data available being severely impacted by COVID-19. It was determined that the Pri-2012 mortality table with projection scale MP-2021, actuarially adjusted to reflect increased mortality due to the ongoing impact of COVID-19 was most appropriate and such was utilized to determine the obligation as of December 31, 2022, for the FirstEnergy pension and OPEB plans. This adjustment acknowledges COVID-19 cannot be eradicated and assumes reductions in other causes will not offset future COVID-19 deaths enough to produce a normal level of improvements. The impact of using the Pri-2012 mortality table with projection scale MP-2021 (adjusted by FirstEnergy's actuary for COVID-19 impacts) resulted in a decrease to the projected benefit obligation of approximately $23 million for the pension plans and was included in the 2022 pension and OPEB mark-to-market adjustment.

Net Periodic Benefit Costs (Credits) - In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within Miscellaneous income, net, within Other Income (Expense) on FirstEnergy’s Consolidated Statements of Income.

Components of Net Periodic Benefit Costs (Credits) for the Years Ended December 31,	Pension			OPEB
	2022	2021	2020	2022	2021	2020
	(In millions)
Service cost (1)	$184	$195	$194	$3	$4	$4
Interest cost	273	226	287	11	11	15
Expected return on plan assets	(657)	(652)	(618)	(39)	(36)	(33)
Amortization of prior service costs (credits) (2)	2	3	12	(11)	(17)	(46)
One-time termination benefits (3)	—	—	8	—	—	—
Pension & OPEB mark-to-market	(98)	(253)	463	26	(129)	14
Net periodic benefit costs (credits)	$(296)	$(481)	$346	$(10)	$(167)	$(46)
(1) Includes amounts capitalized.
(2) 2020 includes the acceleration of approximately $18 million in net credits as a result of the FES Debtors’ emergence during the first quarter of 2020 and is a component of discontinued operations in FirstEnergy’s Consolidated Statements of Income.
(3) Costs represent additional benefits provided to FES and FENOC employees under the approved settlement agreement and are a component of discontinued operations.

Approximately $15 million, $(31) million and $40 million of the annual pension and OPEB mark-to-market charges (credits) were allocated to the Regulated Transmission companies under forward-looking formula rates, and expected to be refunded or recovered through formula transmission rates, respectively. The 2022 pension and OPEB mark-to-market adjustment primarily reflects a 221 bps increase in the discount rate used to measure pension benefit obligations partially offset by lower than expected asset returns.

	Pension		OPEB
Obligations/Funded Status - Qualified and Non-Qualified Plans	2022	2021	2022	2021
	(In millions)
Change in benefit obligation:
Benefit obligation as of January 1	$11,479	$11,935	$549	$676
Service cost	184	195	3	4
Interest cost	273	226	11	11
Plan participants’ contributions	—	—	3	4
Medicare retiree drug subsidy	—	—	1	1
Actuarial loss (gain)	(2,515)	(280)	(83)	(101)
Benefits paid	(593)	(597)	(45)	(46)
Benefit obligation as of December 31	$8,828	$11,479	$439	$549

Change in fair value of plan assets:
Fair value of plan assets as of January 1	$9,020	$8,968	$548	$502
Actual return on plan assets	(1,760)	625	(70)	64
Company contributions	26	24	24	24
Plan participants’ contributions	—	—	3	4
Benefits paid	(593)	(597)	(45)	(46)
Fair value of plan assets as of December 31	$6,693	$9,020	$460	$548

Funded Status:
Qualified plan	$(1,734)	$(1,974)	$—	$—
Non-qualified plans	(401)	(485)	—	—
Funded Status (Net liability as of December 31)	$(2,135)	$(2,459)	$21	$(1)

Accumulated benefit obligation	$8,500	$10,927	$—	$—

Amounts Recognized in AOCI:
Prior service cost (credit)	$6	$9	$(10)	$(21)

The following tables set forth pension financial assets that are accounted for at fair value by level within the fair value hierarchy. See Note 9, "Fair Value Measurements," for a description of each level of the fair value hierarchy. There were no significant transfers between levels during 2022 and 2021.

	December 31, 2022				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$714	$—	$714	11%
Public equity	1,871	216	—	2,087	33%
Fixed income	—	942	—	942	15%
Derivatives	(38)	2	—	(36)	(1)%
Total (1)	$1,833	$1,874	$—	$3,707	58%

Private - equity and debt funds (2)				1,061	17%
Insurance-linked securities (2)				159	3%
Hedge funds (2)				563	9%
Real estate funds (2)				853	13%
Total Investments				$6,343	100%
(1) Excludes $350 million as of December 31, 2022, of receivables, payables, taxes, cash collateral for derivatives and accrued income associated with financial instruments reflected within the fair value table.
(2) Net Asset Value used as a practical expedient to approximate fair value.

	December 31, 2021				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$746	$—	$746	8%
Public equity	2,867	286	—	3,153	35%
Fixed income	—	2,453	—	2,453	27%
Derivatives	20	—	—	20	—%
Total (1)	$2,887	$3,485	$—	$6,372	70%

Private - equity and debt funds (2)				811	9%
Insurance-linked securities (2)				320	4%
Hedge funds (3)				678	7%
Real estate funds (2)				886	10%
Total Investments				$9,067	100%
(1) Excludes $(47) million as of December 31, 2021, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.
(2) Net Asset Value used as a practical expedient to approximate fair value.

As of December 31, 2022, and 2021, the OPEB trust investments measured at fair value were as follows:

	December 31, 2022				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$87	$—	$87	19%
Public equity	217	—	—	217	47%
Fixed income	—	157	—	157	34%
Total (1)	$217	$244	$—	$461	100%
(1) Excludes $(1) million as of December 31, 2022, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

	December 31, 2021				Asset Allocation
	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$95	$—	$95	17%
Public equity	278	—	—	278	51%
Fixed income:	—	175	—	175	32%
Total	$278	$270	$—	$548	100%

FirstEnergy’s target asset allocations for its pension and OPEB trust portfolios for 2022 were as follows:

Target Asset Allocations
	Pension	OPEB
Equities	36%	50%
Fixed income	22.5%	50%
Alternative investments	5%	—%
Real estate	10%	—%
Private - equity and debt funds	20%	—%
Cash and derivatives	6.5%	—%
	100%	100%
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

Taking into account estimated employee future service, FirstEnergy expects to make the following benefit payments from plan assets and other payments, net of participant contributions:

		OPEB
	Pension	Benefit Payments	Subsidy Receipts
	(In millions)
2023	$583	$44	$(1)
2024	587	42	(1)
2025	597	40	(1)
2026	605	39	—
2027	612	37	—
Years 2028-2031	3,120	167	(2)
6. STOCK-BASED COMPENSATION PLANS

FirstEnergy grants stock-based awards through the ICP 2020, primarily in the form of restricted stock and performance-based restricted stock units. There are also awards currently outstanding issued through the ICP 2015 primarily in the form of restricted stock and performance-based restricted stock units. The ICP 2020 and ICP 2015 include shareholder authorization to each issue 10 million shares of common stock or their equivalent. As of December 31, 2022, approximately 11.9 million shares were available for future grants under the ICP 2020 assuming maximum performance metrics are achieved for the outstanding cycles of restricted stock units. No shares are available for future grants under ICP 2015. Shares not issued due to forfeitures or cancellations originally granted through the ICP 2015 may be added back to the ICP 2020. Shares granted under the ICP 2020 and ICP 2015 are issued from authorized but unissued common stock. Vesting periods for stock-based awards range from less than a year to ten years, with the majority of awards having a vesting period of three years. FirstEnergy also issues stock through its 401(k) savings plan, EDCP, and DCPD. Currently, FirstEnergy records the compensation costs for stock-based compensation awards that will be paid in stock over the vesting period based on the fair value on the grant date. FirstEnergy accounts for forfeitures as they occur.

FirstEnergy adjusts the compensation costs for stock-based compensation awards that will be paid in cash based on changes in the fair value of the award as of each reporting date. FirstEnergy records the actual tax benefit realized from tax deductions when awards are exercised or settled. Actual income tax benefits realized during the years ended December 31, 2022, 2021 and 2020, were $8 million, $10 million and $20 million, respectively. The income tax effects of awards are recognized in the income statement when the awards vest, are settled or are forfeited.

Stock-based compensation costs and the amount of stock-based compensation costs capitalized related to FirstEnergy plans for the years ended December 31, 2022, 2021 and 2020, are included in the following tables:

	For the Years Ended December 31,
Stock-based Compensation Plan	2022	2021	2020
	(In millions)
Restricted stock units	$55	$40	$22
Restricted stock	3	2	1
401(k) savings plan	36	35	33
EDCP & DCPD	7	13	(5)
Total	$101	$90	$51
Stock-based compensation costs, net of amounts capitalized	$54	$43	$25

Income tax benefits associated with stock-based compensation plan expense were $8 million, $5 million and $3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Stock Units

Two-thirds of each performance-based restricted stock unit award will be paid in stock and one-third will be paid in cash. Restricted stock units payable in stock provide the participant the right to receive, at the end of the period of restriction, a number of shares of common stock equal to the number of stock units set forth in the agreement, subject to adjustment based on FirstEnergy's performance relative to financial and operational performance targets applicable to each award. The grant date fair market value of the stock portion of the restricted stock unit award is measured based on the average of the high and low prices of FE common stock on the date of grant. Beginning with awards granted in 2018, restricted stock units include a performance metric consisting of a relative total shareholder return modifier utilizing the S&P 500 Utility Index as a comparator group. The estimated grant date fair value for these awards is calculated using the Monte Carlo simulation method. Beginning with awards granted in 2022, restricted stock units include a relative total shareholder return as a performance metric, utilizing the S&P 500 Utility Index as a comparator group. The estimated grant date fair value for these awards is also calculated using the Monte Carlo simulation method. In addition, outstanding awards are subject to an absolute total shareholder return, if FirstEnergy's is negative for the three-year cumulative performance period, restricted stock unit awards will be capped at a of payout 100%.

Restricted stock units payable in cash provide the participant the right to receive cash based on the number of stock units set forth in the agreement and value of the equivalent number of shares of FE common stock as of the vesting date. The cash portion of the restricted stock unit award is considered a liability award, which is remeasured each period based on FE's stock price and projected performance adjustments. The liability recorded for the portion of performance-based restricted stock units payable in cash in the future as of December 31, 2022, was $20 million. During 2022, approximately $9 million was paid in relation to the cash portion of restricted stock unit obligations that vested in 2022.

The vesting period for the performance-based restricted stock unit awards granted in 2020, 2021 and 2022, were each three years. Dividend equivalents are received on the restricted stock units and are reinvested in additional restricted stock units and subject to the same performance conditions as the underlying award.

Restricted stock unit activity for the year ended December 31, 2022, was as follows:

Restricted Stock Unit Activity	Shares (in millions)	Weighted-Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2022	1.8	$41.89
Granted in 2022	1.0	41.19
Forfeited in 2022	(0.3)	39.58
Vested in 2022(1)	(0.6)	41.57
Nonvested as of December 31, 2022	1.9	$41.57
(1) Excludes dividend equivalents of approximately 80 thousand shares earned during vesting period.

The weighted-average fair value per share of awards granted in 2022, 2021 and 2020 was $41.19, $35.50 and $44.42 per share, respectively. For the years ended December 31, 2022, 2021, and 2020, the fair value of restricted stock units vested was $26 million, $34 million, and $80 million, respectively. As of December 31, 2022, there was approximately $27 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted for restricted stock units, which is expected to be recognized over a period of approximately three years.

Restricted Stock

Certain employees receive awards of FE restricted stock (as opposed to "units" with the right to receive shares at the end of the restriction period) subject to restrictions that lapse over a defined period of time or upon achieving performance results. The fair value of restricted stock is measured based on the average of the high and low prices of FE common stock on the date of grant. Dividends are received on the restricted stock and are reinvested in additional shares of restricted stock, subject to the vesting conditions of the underlying award. Restricted stock activity for the year ended 2022, was not material.

401(k) Savings Plan

In 2022 and 2021, approximately 1 million shares of FE common stock, respectively, were issued and contributed to employee participants' accounts.

EDCP

Under the EDCP, certain employees can defer a portion of their compensation, including base salary, annual incentive awards and/or long-term incentive awards, into unfunded accounts. Annual incentive and long-term incentive awards may be deferred in FE stock accounts. Base salary and annual incentive awards may be deferred into a retirement cash account which earns interest. Dividends are calculated quarterly on stock units outstanding and are credited in the form of additional stock units. Awards deferred into a retirement stock account will pay out in cash upon separation, including retirement, death or disability. Interest accrues on the cash allocated to the retirement cash account and the balance will pay out in cash over a time period as elected by the participant. The liability recognized for EDCP of approximately $193 million and $201 million as of December 31, 2022 and 2021, respectively, is included in “Retirement benefits,” on the Consolidated Balance Sheets.

DCPD

Under the DCPD, members of the FE Board can elect to defer all or a portion of their equity retainers to a deferred stock account and their cash retainers to deferred stock or deferred cash accounts. The net liability recognized for DCPD of approximately $8 million and $9 million as of December 31, 2022 and 2021, respectively, is included in “Retirement benefits,” on the Consolidated Balance Sheets.
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

FE and its subsidiaries are party to an intercompany income tax allocation agreement that provides for the allocation of consolidated tax liabilities. Prior to 2022, net tax benefits attributable to FE, excluding any tax benefits derived from certain interest expense, were generally reallocated to the subsidiaries of FE that have taxable income. Effective January 1, 2022, the intercompany income tax allocation agreement was amended and revised whereas FE no longer reallocates such tax benefits to the FE subsidiaries.

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning 2023. Until final U.S. Treasury guidance is issued, the amount of AMT FirstEnergy would pay could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation will also be subject to the discretion of the FERC and state public utility commissions. Any adverse development in this legislation, including guidance from the U.S. Treasury and/ or the IRS or unfavorable regulatory treatment, could reduce future cash flows and impact financial condition.

As discussed above, FirstEnergy expects to close on the sale of an additional 30% interest in FET in 2024, at which time FirstEnergy expects to realize an approximate $7.1 billion tax gain from the combined sale of 49.9% of the membership interests of FET, approximately $3.5 billion of which is attributable to the sale of 30% and the remainder being gain deferred from the sale of 19.9% in 2022, including consideration received and recapture of negative tax basis in FET. Upon closing in 2024, FET will be deconsolidated from FirstEnergy’s consolidated federal income tax group, however, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements. As of December 31, 2022, FirstEnergy had approximately $7.1 billion of federal NOL carryforwards, all of which it expects to utilize by the end of 2024 to mostly offset taxable income and the tax gains associated with the combined 49.9% sales in FET. As a result of the expected additional sale in FET, FirstEnergy recognized a charge to income tax expense in the fourth quarter of 2022 of approximately $752 million, representing the deferred tax liability associated with the deferred tax gain on the 19.9% sale closed in May 2022. Additionally, FirstEnergy recognized a $54 million benefit to income tax expense in the fourth quarter of 2022 associated with reversal of certain valuation allowances on state income tax NOL carryforwards that are now expected to be utilized as a result of the tax gain associated with the transaction. See Note 1, "Organization, Basis of Presentation and Significant Accounting Policies", for further discussion of the additional minority interest sale in FET.

On July 8, 2022, Pennsylvania’s Governor signed into law Pennsylvania House Bill 1342, which reduces Pennsylvania’s corporate net income tax rate from 9.99% to 8.99% beginning January 1, 2023, and an additional 0.5% annually through 2031, when it reaches 4.99%. As of December 31, 2022, FirstEnergy recorded a $230 million net decrease to FirstEnergy’s ADIT liabilities, with a corresponding increase in regulatory liabilities of $236 million, which are expected to be settled through future customer rates, and a $6 million increase in income tax expense. The decrease in the Pennsylvania income tax rate is not expected to have a material impact to FirstEnergy’s future financial statements.

During 2022, FirstEnergy recognized an income statement benefit of approximately $38 million from remeasurement of a valuation allowance previously recorded on business interest expense carryforwards from the 2018 and 2019 tax years. The business interest expense could not be deducted previously due to certain limitations imposed on interest expense from non-utility operations under section 163(j) of the Tax Act. As provided by the Tax Act, the nondeductible interest expense can be carried forward, indefinitely, and deducted against income from non-utility operations. Due primarily to the realized and expected future earnings from FEV’s equity ownership in Global Holding, FirstEnergy expects to utilize a portion of the interest expense carryforward on its consolidated federal income tax return.

	For the Years Ended December 31,
INCOME TAXES(1)	2022	2021	2020
	(In millions)
Currently payable (receivable)-
Federal (2)	$—	$2	$(14)
State	11	21	21
	11	23	7
Deferred, net-
Federal(3)	946	174	171
State(4)	47	127	(38)
	993	301	133

Investment tax credit amortization	(4)	(4)	(14)
Total income taxes	$1,000	$320	$126
(1) Income Taxes on Income from Continuing Operations.
(2) Excludes $2 million of federal tax benefit associated with discontinued operations for the years ended December 31, 2021.
(3) Excludes $46 million and $66 million of federal tax benefits associated with discontinued operations for the years ended December 31, 2021 and 2020, respectively.
(4) Excludes $1 million of state tax expense associated with discontinued operations for the year ended December 31, 2020.

FirstEnergy tax rates are affected by permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period but are not consistent from period to period. The following tables provide a reconciliation of federal income tax expense (benefit) at the federal statutory rate to the total income taxes (benefits) for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
	(In millions)

Income from Continuing Operations, before income taxes	$1,439	$1,559	$1,129
Federal income tax expense at statutory rate (21%)	$302	$327	$237
Increases (reductions) in taxes resulting from-
State and municipal income taxes, net of federal tax benefit	56	122	75
AFUDC equity and other flow-through	(26)	(29)	(38)
Amortization of investment tax credits	(4)	(4)	(14)
Deferred gain on 19.9% FET minority interest sale	752	—	—
Federal tax credits claimed	(3)	(34)	—
Nondeductible DPA monetary penalty	—	52	—
Excess deferred tax amortization due to the Tax Act	(51)	(54)	(56)
TMI-2 reversal of tax regulatory liabilities	—	—	(40)
Uncertain tax positions	2	(82)	(1)
Valuation allowances	(47)	17	(49)
Other, net	19	5	12
Total income taxes	$1,000	$320	$126
Effective income tax rate	69.5%	20.5%	11.2%
Accumulated deferred income taxes as of December 31, 2022 and 2021, are as follows:

	As of December 31,
	2022	2021
	(In millions)

Property basis differences	$5,528	$5,670
Pension and OPEB	(496)	(570)
AROs	(22)	(21)
Regulatory asset/liability	432	322
Deferred compensation	(149)	(155)
Deferred gain on 19.9% FET minority interest sale	752	—
Loss carryforwards and tax credits	(2,073)	(2,040)
Valuation reserve	440	484
All other	(210)	(253)
Net deferred income tax liability	$4,202	$3,437

FirstEnergy has recorded as deferred income tax assets the effect of federal NOLs and tax credits that will more likely than not be realized through future operations and through the reversal of existing temporary differences. As of December 31, 2022, FirstEnergy's loss carryforwards primarily consisted of $7.1 billion ($1.5 billion, net of tax) of federal NOL carryforwards, $5 billion ($1 billion, net of tax) which have no expiration and the remainder that will begin to expire in 2031, and federal general business tax credits of $51 million that begin to expire in 2030. As discussed above, FirstEnergy expects to utilize all the federal NOL carryforwards by the end of 2024 to mostly offset taxable income and the tax gain recognized from the combined sale of the 49.9% equity interest in FET.

The table below summarizes pre-tax NOL carryforwards and their respective anticipated expirations for state and local income tax purposes of approximately $12.6 billion ($568 million, net of tax) for FirstEnergy, of which approximately $3.9 billion ($199 million, net of tax) is expected to be utilized based on current estimates and assumptions. The ultimate utilization of these NOLs may be impacted by statutory limitations on the use of NOLs imposed by state and local tax jurisdictions, changes in statutory tax rates, and changes in business which, among other things, impact both future profitability and the manner in which future taxable income is apportioned to various state and local tax jurisdictions.

Expiration Period	State	Local
	(In millions)
2023-2027	$2,479	$4,317
2028-2032	1,603	—
2033-2037	876	—
2038-2042	935	—
Indefinite	2,351	—
	$8,244	$4,317

The following table summarizes the changes in valuation allowances on federal, state and local DTAs related to disallowed interest and certain employee remuneration, in addition to state and local NOLs discussed above for the years ended December 31, 2022, 2021 and 2020:

(In millions)	2022	2021	2020

Beginning of year balance	$484	$496	$441
Charged to income	(44)	(12)	55
Charged to other accounts	—	—	—
Write-offs	—	—	—
End of year balance	$440	$484	$496

FirstEnergy accounts for uncertainty in income taxes recognized in its financial statements. A recognition threshold and measurement attribute are utilized for financial statement recognition and measurement of tax positions taken or expected to be taken on the tax return. If ultimately recognized in future years, approximately $41 million of unrecognized income tax benefits would impact the effective tax rate.

As of December 31, 2022, it is reasonably possible that approximately $25 million of unrecognized tax benefits may be resolved during 2023 as a result of settlements with taxing authorities or the statute of limitations expiring, of which $24 million would ultimately affect FirstEnergy's effective tax rate.
The following table summarizes the changes in unrecognized tax positions for the years ended December 31, 2022, 2021 and 2020:

(In millions)
Balance, January 1, 2020	$164
Current year increases	7
Prior year decreases	(28)
Effectively settled with taxing authorities	(2)
Decrease for lapse in statute	(2)
Balance, December 31, 2020	$139
Current year increases	15
Prior year decreases	(8)
Effectively settled with taxing authorities	(97)
Decrease for lapse in statute	(2)
Balance, December 31, 2021	$47
Prior years increases	2
Decrease for lapse in statute	(7)
Balance, December 31, 2022	$42

FirstEnergy recognizes interest expense or income and penalties related to uncertain tax positions in income taxes by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken, or expected to be taken, on the tax return. FirstEnergy includes net interest and penalties in the provision for income taxes. FirstEnergy's recognition of net interest associated with unrecognized tax benefits in 2022, 2021 and 2020, was not material. For the years ended December 31, 2022 and 2021, the cumulative net interest payable recorded by FirstEnergy was not material.

IRS review of FirstEnergy’s federal income tax returns is complete through the 2020 tax year with no pending adjustments. FirstEnergy’s tax returns for some state jurisdictions are open from tax years 2009 to 2020.

General Taxes

General tax expense for the years ended December 31, 2022, 2021 and 2020, recognized in continuing operations is summarized as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(In millions)
kWh excise	$191	$189	$183
State gross receipts	219	190	182
Real and personal property	596	571	541
Social security and unemployment	105	103	112
Other	18	20	28
Total general taxes	$1,129	$1,073	$1,046
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

	For the Year Ended December 31, 2022
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$50	$8	$15	$73

Finance lease costs:
Amortization of right-of-use assets	10	1	2	13
Interest on lease liabilities	—	3	—	3
Total finance lease cost	10	4	2	16
Total lease cost	$60	$12	$17	$89
(1) Includes $19 million of short-term lease costs.

	For the Year Ended December 31, 2021
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$44	$9	$18	$71

Finance lease costs:
Amortization of right-of-use assets	12	1	1	14
Interest on lease liabilities	1	3	—	4
Total finance lease cost	13	4	1	18
Total lease cost	$57	$13	$19	$89
(1) Includes $21 million of short-term lease costs.

	For the Year Ended December 31, 2020
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs (1)	$35	$8	$17	$60

Finance lease costs:
Amortization of right-of-use assets	14	—	1	15
Interest on lease liabilities	2	3	—	5
Total finance lease cost	16	3	1	20
Total lease cost	$51	$11	$18	$80
(1) Includes $17 million of short-term lease costs.

Supplemental cash flow information related to leases was as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$56	$64	$44
Operating cash flows from finance leases	3	4	4
Finance cash flows from finance leases	12	13	15

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$26	$60	$67
Finance leases	—	5	—

Lease terms and discount rates were as follows:

	As of December 31,
	2022	2021	2020
Weighted-average remaining lease terms (years)
Operating leases	7.30	7.97	8.55
Finance leases	11.33	8.12	7.74

Weighted-average discount rate (1)
Operating leases	4.22%	4.16%	4.21%
Finance leases	14.77%	12.22%	11.58%
(1) When an implicit rate is not readily determinable, an incremental borrowing rate is utilized, determining the present value of lease payments. The rate is determined based on expected term and information available at the commencement date.

Supplemental balance sheet information related to leases was as follows:

		As of December 31,
(In millions)	Financial Statement Line Item	2022	2021

Assets
Operating lease (1)	Deferred charges and other assets	$262	$279
Finance lease (2)	Property, plant and equipment	45	48
Total leased assets		$307	$327

Liabilities
Current:
Operating	Other current liabilities	$48	$39
Finance	Currently payable long-term debt	6	13

Noncurrent:
Operating	Other noncurrent liabilities	247	271
Finance	Long-term debt and other long-term obligations	17	23
Total leased liabilities		$318	$346
(1) Operating lease assets are recorded net of accumulated amortization of $114 million and $79 million as of December 31, 2022 and 2021, respectively.
(2) Finance lease assets are recorded net of accumulated amortization of $60 million and $95 million as of December 31, 2022 and 2021, respectively.

Maturities of lease liabilities as of December 31, 2022, were as follows:

(In millions)	Operating Leases	Finance Leases	Total
2023	$56	$9	$65
2024	52	5	57
2025	49	5	54
2026	45	5	50
2027	39	4	43
Thereafter	105	5	110
Total lease payments (1)	346	33	379
Less imputed interest	51	10	61
Total net present value	$295	$23	$318
(1) Operating lease payments for certain leases are offset by sublease receipts of $9 million over 10 years.

As of December 31, 2022, additional operating leases agreements, primarily for vehicles, that have not yet commenced are $1 million. These leases are expected to commence within the next 18 months with lease terms of 2 to 10 years.
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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of December 31, 2022, from those used as of December 31, 2021. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	December 31, 2022				December 31, 2021
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$11	$11	$—	$—	$9	$9
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	266	—	266	—	273	—	273
Cash, cash equivalents and restricted cash(2)	206	—	—	206	1,511	—	—	1,511
Other(3)	—	40	—	40	—	42	—	42
Total assets	$208	$306	$11	$525	$1,513	$315	$9	$1,837

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(2)	$(2)	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(2)	$(2)	$—	$—	$(1)	$(1)

Net assets (liabilities)	$208	$306	$9	$523	$1,513	$315	$8	$1,836
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Restricted cash of $46 million and $49 million as of December 31, 2022 and 2021 respectively, primarily relates to cash collected from JCP&L, MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies. See Note 10, Capitalization for additional information.
(3) Primarily consists of short-term investments.

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in nuclear fuel disposal trusts as of December 31, 2022 and 2021:

	December 31, 2022(1)				December 31, 2021(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Debt securities	$294	$—	$(28)	$266	$280	$2	$(9)	$273
(1) Excludes short-term cash investments of $5 million.
(2) Excludes short-term cash investments of $11 million.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the years ended December 31, 2022, 2021 and 2020, were as follows:

	For the Years Ended December 31,
	2022	2021	2020(1)
	(In millions)
Sale Proceeds	$48	$48	$186
Realized Gains	8	—	12
Realized Losses	(13)	(3)	(8)
Interest and Dividend Income	11	11	22
(1) Includes amounts associated with Nuclear Decommissioning Trusts that were previously held by JCP&L, ME, and PN. See above for additional information.

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Earnings and losses associated with corporate-owned life insurance policies and equity method investments are reflected in the “Miscellaneous Income, net” line of FirstEnergy’s Consolidated Statements of Income. Other investments were $351 million and $371 million as of December 31, 2022 and 2021, respectively, and are excluded from the amounts reported above. See Note 1, "Organization and Basis of Presentation," for additional information on FirstEnergy's equity method investments.

For the years ended December 31, 2022, 2021 and 2020, pre-tax income (expense) related to corporate-owned life insurance policies were $(20) million, $13 million and $20 million, respectively. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
	(In millions)
Carrying Value	$21,641	$23,946
Fair Value	19,784	27,043

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of December 31, 2022 and 2021.

See Note 10, "Capitalization," for further information on long-term debt issued and redeemed during the twelve months ended December 31, 2022.
10. CAPITALIZATION
COMMON STOCK

Retained Earnings and Dividends

As of December 31, 2022, FirstEnergy had an accumulated deficit of $1 billion. Dividends declared in 2022 and 2021 totaled $1.56 per share in each period. Dividends of $0.39 per share were paid in the first, second, third and fourth quarters in 2022 and 2021, respectively. On December 13, 2022, the FE Board declared a quarterly dividend of $0.39 per share to be paid from OPIC in the first quarter of 2023. The amount and timing of all dividend declarations are subject to the discretion of the FE Board and its consideration of business conditions, results of operations, financial condition, risks and uncertainties of the government investigations, and other factors.

In addition to paying dividends from retained earnings, the Ohio Companies, Penn, JCP&L, ME and PN have authorization from FERC to pay cash dividends to FE from paid-in capital accounts, as long as their FERC-defined equity-to-total-capitalization ratio remains above 35%. In addition, AGC has authorization from FERC to pay cash dividends to its parent, MP, from paid-in capital accounts, as long as its FERC-defined equity-to-total-capitalization ratio remains above 45%. The articles of incorporation, indentures, regulatory limitations, FET P&SA I and FET P&SA II, and various other agreements, including those relating to the long-term debt of certain FirstEnergy subsidiaries contain provisions that could further restrict the payment of dividends on their common stock. None of these provisions materially restricted FirstEnergy subsidiaries’ abilities to pay cash dividends to FE as of December 31, 2022.

Common Stock Issuance

FE issued approximately 2 million shares of common stock in 2022, 1 million shares of common stock in 2021 and 2 million shares of common stock in 2020 to registered shareholders and its directors and the employees of its subsidiaries under its Stock Investment Plan and certain share-based benefit plans.

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

PREFERRED AND PREFERENCE STOCK

FirstEnergy and the Utilities were authorized to issue preferred stock and preference stock as of December 31, 2022, as follows:

	Preferred Stock		Preference Stock
	Shares Authorized	Par Value	Shares Authorized	Par Value
FE	5,000,000	$100
OE	6,000,000	$100	8,000,000	no par
OE	8,000,000	$25
Penn	1,200,000	$100
CEI	4,000,000	no par	3,000,000	no par
TE	3,000,000	$100	5,000,000	$25
TE	12,000,000	$25
JCP&L	15,600,000	no par
ME	10,000,000	no par
PN	11,435,000	no par
MP	940,000	$100
PE	10,000,000	$0.01
WP	32,000,000	no par

As of December 31, 2022 and 2021, there were no preferred stock or preference stock outstanding.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

The following tables present outstanding long-term debt and finance lease obligations for FirstEnergy as of December 31, 2022 and 2021:

	As of December 31, 2022		As of December 31,
(Dollar amounts in millions)	Maturity Date	Interest Rate	2022	2021

FMBs and secured notes - fixed rate	2023-2059	2.650% - 8.250%	$5,153	$5,021
Unsecured notes - fixed rate	2023-2050	1.600% - 7.375%	16,488	18,925
Finance lease obligations			23	36
Unamortized debt discounts			(5)	(8)
Unamortized debt issuance costs			(110)	(126)
Unamortized fair value adjustments			5	6
Currently payable long-term debt			(351)	(1,606)
Total long-term debt and other long-term obligations			$21,203	$22,248

See Note 8, "Leases," for additional information related to finance leases.

FirstEnergy had the following redemptions and issuances during the twelve months ended December 31, 2022:

Company	Type	Redemption/Issuance Date	Interest Rate	Maturity	Amount (in Millions)	Description
Redemptions
FE	Unsecured Notes	January, 2022	4.25%	2023	$850	In December 2021, FE provided notice of redemption with a make-whole premium of approximately $38 million ($30 million after-tax).
TE	Senior Secured Notes	February, 2022	2.65%	2028	$25	On January 27, 2022, TE instructed its indenture trustee to provide notice of partial redemption.
CEI	Senior Notes, Series A	March, 2022	2.77%	2034	$150	On February 11, 2022, CEI instructed its indenture trustee to provide notice of full redemption.
WP	FMBs	April, 2022	3.34%	2022	$100	WP redeemed FMBs that became due.
FE	Unsecured Notes	June, 2022	2.85%	2022	$500	On May 23, 2022 FE provided notice of redemption.
FE	Unsecured Notes	June, 2022	7.375%	2031	$715
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

FE	Unsecured Notes	June, 2022	4.85%	2047	$284
Penn	FMBs	June, 2022	6.09%	2022	$100	Penn redeemed FMBs that became due.
FE	Unsecured Notes	August-November 2022	7.375%	2031	$128
Beginning in the third quarter of 2022, FE repurchased a portion of the principal amount of its 2031 Notes and 2047 Notes through the open market for approximately $249 million including a premium of approximately $11 million ($9 million after tax). In addition, FE recognized approximately $3 million ($2 million after-tax) in other unamortized debt costs related to the FE open market repurchases.

FE	Unsecured Notes	August-September 2022	4.85%	2047	$110

Issuances
OE	Senior Unsecured Notes	September, 2022	5.50%	2033	$300	Proceeds were used to repay borrowings outstanding under the regulated money pool, to finance capital expenditures, to fund working capital needs and for other general corporate purposes.
Penn	FMBs	November, 2022	3.79%	2032	$150	Proceeds were used to repay short-term borrowings.
WP	FMBs	November, 2022	5.29%	2033	$250	Proceeds were used to repay short-term borrowings.

On November 29, 2022, WP issued $300 million of 5.29% FMBs due 2033. $250 million was funded on December 13, 2022, and the remaining $50 million was funded on January 10, 2023. Proceeds of the issuance of the FMBs were used to repay short term borrowings.

The following table presents scheduled debt repayments or debt that has been noticed for redemption for outstanding long-term debt, excluding finance leases, fair value purchase accounting adjustments and unamortized debt discounts and premiums, for the next five years as of December 31, 2022.

(In millions)	2023	2024	2025	2026	2027
Scheduled debt repayments	$344	$1,246	$2,023	$1,076	$2,003

Securitized Bonds

Environmental Control Bonds

The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of December 31, 2022 and 2021, $247 million and $274 million of environmental control bonds were outstanding, respectively.

Phase-In Recovery Bonds

In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of December 31, 2022 and 2021, $206 million and $222 million of the phase-in recovery bonds were outstanding, respectively.

FMBs

The Ohio Companies and Penn each have a first mortgage indenture under which they can issue FMBs secured by a direct first mortgage lien on substantially all of their property and franchises, other than specifically excepted property.

Debt Covenant Default Provisions

FirstEnergy has various debt covenants under certain financing arrangements, including its revolving credit facilities and term loans. The most restrictive of the debt covenants relate to the nonpayment of interest and/or principal on such debt and the maintenance of certain financial ratios. The failure by FirstEnergy to comply with the covenants contained in its financing arrangements could result in an event of default, which may have an adverse effect on its financial condition. As of December 31, 2022, FirstEnergy remains in compliance with all debt covenant provisions.

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
11. SHORT-TERM BORROWINGS AND BANK LINES OF CREDIT

FirstEnergy had $100 million of short-term borrowings as of December 31, 2022. As of December 31, 2021, FirstEnergy had no outstanding short-term borrowings.

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

As of December 31, 2022, available liquidity under the 2021 Credit Facilities was $4.5 billion.

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

Subject to each borrower’s sublimit, certain amounts are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower’s borrowing sublimit. As of December 31, 2022, FirstEnergy had $4 million in outstanding LOCs.

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

As of December 31, 2022, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the 2021 Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. During 2022, interest rates have increased significantly, which has caused the rate and interest on borrowings and lending under the money pools to be significantly higher. The average interest rate for borrowings in 2022 was 2.27% per annum for the regulated companies’ money pool, as compared to 1.01% in 2021, and 2.14% per annum for the unregulated companies’ money pool, as compared to 0.60% in 2021.

Weighted Average Interest Rates

The annual weighted average interest rates on short-term borrowings outstanding as of December 31, 2022 and 2021, were 3.93% and 2.42%, respectively.

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

The following table summarizes the key terms of base distribution rate orders in effect for the Utilities as of December 31, 2022:

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
(3) Rates were effective for customers on November 1, 2021, but beginning January 1, 2021, JCP&L offset the impact to customers' bills by amortizing an $86 million regulatory liability.

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

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2021-2023 EmPOWER Maryland program cycles to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2021-2023 EmPOWER Maryland plan continues and expands upon prior years' programs for a projected total investment of approximately $148 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. On August 16, 2022, the MDPSC ordered each utility to file, by October 28, 2022, a set of plans for paying down all amortization balances by the scheduled expiration of the EmPOWER program on December 31, 2029. PE submitted its required plan on October 28, 2022, and, at the direction of the MDPSC, filed a revised plan on January 11, 2023. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding, and to date, such recovery has not been sought or obtained by PE.

NEW JERSEY

JCP&L operates under NJBPU approved rates that took effect as of January 1, 2021, and were effective for customers as of November 1, 2021. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third- party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

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

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021 and is currently ongoing. JCP&L is currently waiting for issuance of the final report.

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

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 and continuing until the New Jersey Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. No moratorium on residential disconnections remains in effect for investor-owned electric utilities such as JCP&L, but investor-owned electric public utilities are required to offer qualifying residential customers deferred payment arrangements meeting certain minimum criteria prior to disconnecting service. Additionally, new legislation was enacted on March 25, 2022, prohibiting utilities from disconnecting electric service to customers that have applied for utility bill assistance before June 15, 2022 until such time as the state agency administering the assistance program makes a decision on the application and further requiring that all utilities offer a deferred payment arrangement meeting certain minimum criteria after the state agency’s decision on the application has been made.

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

On September 17, 2022, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted in an order issued by NJBPU. The proposal included approximately $723 million in investments to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. Construction is expected to begin in 2025.

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

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700,000 smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV. On December 27, 2022, the Ohio Companies filed a motion with the PUCO requesting a procedural schedule that would facilitate the issuance of an order by year-end 2023.

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

On August 16, 2022, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the above pending HB 6- related matters for a period of six months, which request was granted by the PUCO on August 24, 2022. Unless otherwise ordered by the PUCO, the four cases are stayed in their entirety, including discovery and motions, and all related procedural schedules are vacated.

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

In March 2018, the PPUC approved adjusted customer rates of the Pennsylvania Companies to reflect the net impact of the Tax Act. As a result, the Pennsylvania Companies established riders that, beginning July 1, 2018, refunded to customers tax savings attributable to the Tax Act as compared to the amounts established in their most recent base rate proceedings on a current and going forward basis. The amounts recorded as savings for the total period of January 1 through June 30, 2018, were tracked and were to be addressed for treatment in a future proceeding. On May 17, 2021, the Pennsylvania Companies filed petitions with the PPUC proposing to refund the net savings for the January through June 2018 period to customers beginning January 1, 2022. On November 18, 2021, the PPUC approved the Pennsylvania Companies' proposed refunds, but also revised a previous methodology for calculating the net tax savings, which resulted in additional tax savings attributable to the Tax Act to be refunded to customers and directed the Pennsylvania Companies to file new petitions to propose the timing and methodology to provide these additional refunds to customers. The Pennsylvania Companies recalculated the net impact for 2018 through 2021 under the revised PPUC methodology in comparison to amounts already refunded to customers under the existing riders, which resulted in an additional $61 million in savings, with interest, to be provided to customers. As a result, FirstEnergy recognized a pre-tax charge of $61 million in the fourth quarter of 2021, associated with the additional refund and based on the November 2021 PPUC order and methodology. The Pennsylvania Companies filed petitions to propose the timing and methodology of the refund of these amounts on February 17, 2022. The Pennsylvania Companies’ petitions and the proposed refunds addressed within were approved by the PPUC on June 16, 2022, without modification, effective July 1, 2022, and which refunds were fully completed by December 31, 2022.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, the Pennsylvania Companies implemented energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007 to 2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWH for ME, 3.0% MWH for PN, 2.7% MWH for Penn, and 2.4% MWH for WP.

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On June 25, 2021, the Pennsylvania Office of Consumer Advocate filed a complaint against Penn’s quarterly DSIC rate, disputing the recoverability of the Companies’ automated distribution management system investment under the DSIC mechanism. On January 26, 2022, the parties filed a joint petition for settlement that resolves all issues in this matter, which was approved by the PPUC without modification on April 14, 2022.

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates. The decision was appealed to the Pennsylvania Supreme Court and in July 2021 the court upheld the Pennsylvania Commonwealth Court’s reversal of the PPUC’s decision and remanded the matter back to the PPUC for determination as to how DSIC calculations shall account for ADIT and state taxes. The PPUC issued the order as directed, which was challenged by an intervening party. All parties have briefed the issue and await a ruling from the PPUC. Neither the PPUC’s determination or the underlying order are expected to result in a material impact to FirstEnergy.

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

On August 25, 2022, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $183.8 million beginning January 1, 2023, which represents a 12.2% increase to the rates then in effect. The increase was driven by an underrecovery during the review period (July 1, 2021 to June 30, 2022) of $144.9 million due to higher coal, reagent, and allowance expenses. This filing additionally addresses, among other things, the WVPSC’s May 2022 request for a prudence review of current rates. At a hearing on December 8, 2022, the parties in the case presented a unanimous settlement to increase rates by approximately $92 million, effective January 1, 2023, and carry over to MP and PE’s 2023 ENEC case, approximately $92 million at a carrying charge of 4%. In an order dated December 30, 2022, the WVPSC approved the settlement with respect to the proposed rate increase, but MP and PE rates remain subject to a prudence review in their 2023 ENEC case. The order also instructs MP to evaluate the feasibility of purchasing the Pleasants Power Station and file a summary of the evaluation by March 31, 2023.

On December 27, 2021, the WVPSC approved a settlement granting MP and PE a $16 million increase in rates effective January 1, 2022, and permitting the continuation of the vegetation management program and surcharge for another two years. WVPSC additionally ordered MP and PE to perform equipment inspections within a reasonable time after vegetation management occurs on a circuit.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $110 million.

On December 17, 2021, MP and PE filed with the WVPSC for approval of environmental compliance projects at the Ft. Martin and Harrison Power Stations to comply with the EPA’s ELG and operate these plants beyond 2028. The request includes a surcharge to recover the expected $142 million capital investment and $3 million in annual operation and maintenance expense. MP and PE reached a settlement agreement with WVPSC staff and all intervenors, recommending: (i) approval of the ELG compliance plan submitted by MP and PE and (ii) recovery of costs through a surcharge. A ruling approving the settlement without modification was issued by the WVPSC on September 12, 2022, and construction is expected to be completed by the end of 2025. See Note 13, “Commitments, Guarantees and Contingencies - Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense of $75.5 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established.

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

The following table summarizes the key terms of rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities as of December 31, 2022:

Company	Rates Effective	Capital Structure	Allowed ROE
ATSI	January 1, 2015	Actual (13-month average)	10.38%
JCP&L	January 1, 2020	Actual (13-month average)	10.20%
MP	January 1, 2021(1)	Actual (13-month average)(1)	11.35%(1)
PE	January 1, 2021(1)	Actual (13-month average)(1)	11.35%(1)
WP	January 1, 2021(1)	Actual (13-month average)(1)	11.35%(1)
MAIT	July 1, 2017	Lower of Actual (13-month average) or 60%	10.3%
TrAIL	July 1, 2008	Actual (year-end)	12.7%(TrAIL the Line & Black Oak SVC) 11.7% (All other projects)
(1) Effective on January 1, 2021, MP, PE, and WP have implemented a forward-looking formula rate, which has been accepted by FERC, subject to refund, pending further hearing and settlement procedures. On January 18, 2023, MP, PE, and WP submitted an uncontested settlement to FERC, which is subject to FERC approval, which includes an allowed ROE of 10.45% and a capital structure of the lower of actual (13-month average) or 56%.

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

Federally enforceable mandatory reliability standards apply to the bulk electric system and impose certain operating, record-keeping and reporting requirements on the Utilities, AE Supply, and the Transmission Companies. NERC is the Electric Reliability Organization designated by FERC to establish and enforce these reliability standards, although NERC has delegated day-to-day implementation and enforcement of these reliability standards to six regional entities, including RFC. All of the facilities that FirstEnergy operates are located within the RFC region. FirstEnergy actively participates in the NERC and RFC stakeholder processes, and otherwise monitors and manages its companies in response to the ongoing development, implementation and enforcement of the reliability standards implemented and enforced by RFC.

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

FERC Actions on Tax Act

On March 15, 2018, FERC initiated proceedings on the question of how to address possible changes to ADIT and bonus depreciation as a result of the Tax Act. Such possible changes could impact FERC-jurisdictional rates, including transmission rates. On November 21, 2019, FERC issued a final rule (Order No. 864). Order No. 864 requires utilities with transmission formula rates to update their formula rate templates to include mechanisms to: (i) deduct any excess ADIT from or add any deficient ADIT to their rate base; to maintain rate base neutrality (ii) raise or lower their income tax allowances by any amortized excess or deficient ADIT; and (iii) incorporate a new permanent worksheet into their rates that will annually track information related to excess or deficient ADIT. Per FERC directives, ATSI submitted its compliance filing on May 1, 2020. MAIT submitted its compliance filing on June 1, 2020. On November 18, 2021, FERC issued an order that: (i) accepted ATSI’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed ATSI to make a further compliance filing by January 17, 2022; and (iii) set the amount of ATSI’s recorded ADIT balances as of December 31, 2017, for hearing and settlement procedures. ATSI submitted the compliance filing, and following settlement negotiations, filed an uncontested settlement agreement with FERC on October 18, 2022. There is no timetable for FERC to rule on the settlement agreement. On December 3, 2021, FERC issued an order that (i) accepted MAIT’s proposed tariff amendments to its rate base adjustment mechanism, effective January 27, 2020; (ii) directed MAIT to make a further compliance filing by February 1, 2022; and (iii) set the amount of MAIT’s recorded ADIT balances as of December 31, 2017 for hearing and settlement procedures. MAIT submitted the compliance filing, and following settlement negotiations, filed an uncontested settlement agreement with FERC on October 18, 2022. There is no timetable for FERC to rule on the settlement agreement. On May 15, 2020, TrAIL submitted its compliance filing and on June 1, 2020, PATH submitted its required compliance filing. On May 4, 2021, FERC staff requested additional information about PATH’s proposed rate base adjustment mechanism, and PATH submitted the requested information on June 3, 2021. On July 12, 2021, FERC staff requested additional information about TrAIL’s proposed rate base adjustment mechanism. TrAIL filed its response on August 6, 2021. On March 31, 2022, FERC issued an order, ruling that TrAIL’s compliance filing partially complied with the requirements of Order No. 864 and directing TrAIL to submit a further compliance filing to address certain additional items that according to FERC will further enhance transparency. TrAIL submitted the compliance filing on May 31, 2022, and FERC accepted the compliance filing by letter order dated August 30, 2022. On April 27, 2022, FERC issued an order on PATH’s compliance filing, ruling that it partially complied with the requirements of Order No. 864 and directing PATH to submit a further compliance filing to address certain additional items. PATH submitted the compliance filing on June 27, 2022, and FERC accepted the compliance filing by letter order dated November 14, 2022. MP, WP and PE - as holders of a “stated” transmission rate when Order No. 864 issued – addressed these requirements as part of the transmission rates amendments that were filed with FERC on October 29, 2020. An uncontested settlement of all issues in that case was filed for FERC approval on January 18, 2023.

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and AEPSC, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. ATSI disagrees with the OCC’s characterization and set forth its reasons for such disagreement in a combined motion to dismiss and answer that was filed with FERC on March 31, 2022. On that same date, AEP and Duke filed separate motions to dismiss and answers to the OCC complaint, and several other parties filed comments. ATSI filed a response to certain intervenors’ filings on April 28, 2022. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. On January 17, 2023, AEP and the OCC filed requests for rehearing and on February 1, 2023, FirstEnergy filed an answer to the OCC’s rehearing request. FirstEnergy is unable to predict the outcome of this proceeding, but it is not expected to have a material impact.

Transmission ROE Incentive

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy submitted comments through EEI and as part of a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments on the proposed rule were filed on June 25, 2021, and reply comments were filed on July 26, 2021. The rulemaking remains pending before FERC. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the supplemental proposed rule. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to implement a forward-looking formula transmission rate, to be effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo filed uncontested settlement agreements with FERC on January 18, 2023. There is no timetable for FERC to rule on the settlement agreements. Also on January 25, 2023, the FERC Chief Administrative Law Judge granted a motion of MP, PE, and WP for interim rates to implement certain aspects of the settled rate retroactive to January 1, 2023. As a result of the filed settlement, FirstEnergy recognized a $25 million pre-tax charge during the fourth quarter of 2022, which reflects the difference between amounts originally recorded as assets and amounts which will ultimately be recovered from customers as a result of the pending settlement.

13. COMMITMENTS, GUARANTEES AND CONTINGENCIES

GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party.

As of December 31, 2022, outstanding guarantees and other assurances aggregated approximately $1.0 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($528 million) and other assurances ($449 million).

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

As of December 31, 2022, $50 million of net cash collateral has been posted by FE or its subsidiaries and is included in "Prepaid taxes and other current assets" on FirstEnergy's Consolidated Balance Sheets. FE or its subsidiaries are holding $206 million of net cash collateral as of December 31, 2022, from certain generation suppliers, primarily due to the rise in power prices, and such amount is included in "Other current liabilities" on FirstEnergy's Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2022:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$70	$—	$70
Surety Bonds (collateralized amount)(1)	61	249	310
Total Exposure from Contractual Obligations	$131	$249	$380
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

Clean Air Act

FirstEnergy complies with SO2 and NOx emission reduction requirements under the CAA and SIP by burning lower-sulfur fuel, utilizing combustion controls and post-combustion controls and/or using emission allowances.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addresses, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 states, including West Virginia. The EPA held a virtual public hearing regarding the proposed rules on April 21, 2022, and MP submitted written comments on June 21, 2022. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the revised CSAPR Update, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. The EPA is reconsidering the ELG rule with a publicly announced target of issuing a proposed revised rule in the Spring of 2023 and a final rule later in 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals and how final rules are ultimately implemented, the compliance with these standards, could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the ELG rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting proscribed site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility until 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for FG’s Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of December 31, 2022, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $97 million have been accrued through December 31, 2022, of which, approximately $62 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable SBC. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. The class certification hearing is scheduled to take place on March 17, 2023. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE (the OAG also named FES as a defendant), each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. The cases are stayed pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above, although on August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On November 9, 2021, the OAG filed a motion to lift the agreed-upon stay, which FE opposed on November 19, 2021; the motion remains pending. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit.

•Smith v. FirstEnergy Corp. et al., Buldas v. FirstEnergy Corp. et al., and Hudock and Cameo Countertops, Inc. v. FirstEnergy Corp. et al. (S.D. Ohio, all actions have been consolidated); on July 27, 2020, July 31, 2020, and August 5, 2020, respectively, purported customers of FE filed putative class action lawsuits against FE and FESC, as well as certain current and former FE officers, alleging civil Racketeer Influenced and Corrupt Organizations Act violations and related state law claims. FE agreed to a class settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to these lawsuits and the Emmons lawsuit below. On June 22, 2022, the court preliminarily approved the class settlement and the final fairness hearing was held on November 9, 2022. On December 5, 2022, the court issued an order memorializing its final approval of the class settlement. The settlement amount was satisfied on December 7, 2022.
•Emmons v. FirstEnergy Corp. et al. (Common Pleas Court, Cuyahoga County, OH); on August 4, 2020, a purported customer of FirstEnergy filed a putative class action lawsuit against FE, FESC, the Ohio Companies, along with FES, alleging several causes of action, including negligence and/or gross negligence, breach of contract, unjust enrichment, and unfair or deceptive consumer acts or practices. FE agreed to a class settlement to resolve these claims on April 11, 2022. In the fourth quarter of 2021, FirstEnergy recognized a pre-tax reserve of $37.5 million in the aggregate with respect to this lawsuit and the lawsuits above consolidated with Smith in the S.D. Ohio alleging, among other things, civil violations of the Racketeer Influenced and Corrupt Organizations Act. On June 22, 2022, the court preliminarily approved the class settlement and the final fairness hearing was held on November 9, 2022. The S.D. Ohio issued a final written order approving the settlement on December 5, 2022. The settlement amount was satisfied on December 7, 2022.

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

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which the S.D Ohio granted on May 9, 2022. Subsequently, following a hearing on August 4, 2022, the S.D. Ohio granted final approval of the settlement on August 24, 2022. The settlement agreement is expected to resolve fully these shareholder derivative lawsuits and includes a series of corporate governance enhancements, that have resulted in the following:

•Six then-members of the FE Board did not stand for re-election at FE’s 2022 annual shareholder meeting;
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

The settlement also includes a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less $36 million in court-ordered attorney’s fees awarded to plaintiffs. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022 and the motion is under consideration by the S.D. Ohio. The N.D. Ohio matter remains pending. On June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed a joint motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022. On August 15, 2022, the N.D. Ohio issued an order stating its intention to appoint one group of applicants as new plaintiffs’ counsel, and on August 22, 2022, the N.D. Ohio ordered that any objections to the appointment be submitted by August 26, 2022. The parties filed their objections by that deadline, and on September 2, 2022, the applicants responded to those objections. In the meantime, on August 25, 2022, a purported FE stockholder represented by the applicants filed a motion to intervene, attaching a proposed complaint-in-intervention purporting to assert claims that the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act as well as a claim against a third party for professional negligence and malpractice. The parties filed oppositions to that motion to intervene on September 8, 2022, and the proposed intervenor's reply in support of his motion to intervene was filed on September 22, 2022.

On August 24, 2022, the parties filed a joint motion to dismiss the action pending in the N.D. Ohio based upon and in light of the approval of the settlement by the S.D. Ohio. On August 30, 2022, the parties filed a joint motion to dismiss the state court action, which the court granted on September 2, 2022.

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. On December 30, 2022, FERC approved a Stipulation and Consent Agreement that resolves the investigation. The agreement includes a FirstEnergy admission of violating FERC’s “duty of candor” rule and related laws, and obligates FirstEnergy to pay a civil penalty of $3.86 million, and to submit two annual compliance monitoring reports to FERC’s Office of Enforcement regarding improvements to FirstEnergy’s compliance programs.

FE terminated Charles E. Jones as its chief executive officer effective October 29, 2020. As a result of Mr. Jones’ termination, and due to the determination of a committee of independent members of the FE Board that Mr. Jones violated certain FirstEnergy policies and its code of conduct, all grants, awards and compensation under FirstEnergy’s short-term incentive compensation program and long-term incentive compensation program with respect to Mr. Jones that were outstanding on the date of termination were forfeited. In November 2021, after a determination by the Compensation Committee of the FE Board that a demand for recoupment was warranted pursuant to the Recoupment Policy, FE made a recoupment demand to Mr. Jones of compensation previously paid to him totaling approximately $56 million, the maximum amount permissible under the Recoupment Policy. As such, any amounts payable to Mr. Jones under the EDCP will be set off against FE’s recoupment demand. There can be no assurance that the efforts to seek recoupment from Mr. Jones will be successful.

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

14. SEGMENT INFORMATION

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

The Regulated Transmission segment provides transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) to transmit electricity from generation sources to distribution facilities. The segment's revenues are primarily derived from forward-looking formula rates. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment's results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy's transmission facilities. On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA I, with Brookfield and the Brookfield Guarantors pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield would own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022. On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements. KATCo, which was a subsidiary of FET, became a wholly owned subsidiary of FE prior to the closing of the FET P&SA I and remains in the Regulated Transmission segment.

Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE's retained Pension and OPEB assets and liabilities of the FES Debtors, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. As of December 31, 2022, 67 MWs of electric generating capacity, representing AE Supply's OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of December 31, 2022, Corporate/Other had approximately $5.4 billion of FE holding company debt.

Financial information for FirstEnergy’s business segments and reconciliations to consolidated amounts is presented below:

	For the Years Ended December 31,
(In millions)	2022	2021	2020

External revenues
Regulated Distribution	$10,569	$9,510	$9,168
Regulated Transmission	1,863	1,608	1,613
Corporate/Other	27	14	9
Reconciling Adjustments	—	—	—
Total external revenues	$12,459	$11,132	$10,790

Internal revenues
Regulated Distribution	$232	$201	$195
Regulated Transmission	5	10	17
Corporate/Other	—	—	—
Reconciling Adjustments	(237)	(211)	(212)
Total internal revenues	$—	$—	$—

Total revenues	$12,459	$11,132	$10,790

Depreciation
Regulated Distribution	$967	$911	$896
Regulated Transmission	335	325	313
Corporate/Other	7	3	4
Reconciling Adjustments	66	63	61
Total depreciation	$1,375	$1,302	$1,274

Amortization (deferral) of regulatory assets, net
Regulated Distribution	$(362)	$260	$(64)
Regulated Transmission	(3)	9	11
Corporate/Other	—	—	—
Reconciling Adjustments	—	—	—
Total amortization (deferral) of regulatory assets, net	$(365)	$269	$(53)

DPA penalty
Corporate/Other	$—	$230	$—
Total DPA penalty	$—	$230	$—

Miscellaneous income (expense), net
Regulated Distribution	$361	$399	$332
Regulated Transmission	36	41	30
Corporate/Other	85	58	81
Reconciling Adjustments	(67)	(12)	(13)
Total miscellaneous income (expense), net	$415	$486	$430

Interest expense
Regulated Distribution	$526	$522	$501
Regulated Transmission	230	247	219
Corporate/Other	350	382	358
Reconciling Adjustments	(67)	(12)	(13)
Total interest expense	$1,039	$1,139	$1,065

Income taxes (benefits)
Regulated Distribution	$251	$364	$113
Regulated Transmission	110	127	138
Corporate/Other	639	(171)	(125)
Reconciling Adjustments	—	—	—
Total income taxes (benefits)	$1,000	$320	$126

	For the Years Ended December 31,
(In millions)	2022	2021	2020

Net income (loss)
Regulated Distribution	$957	$1,288	$959
Regulated Transmission	394	408	464
Corporate/Other	(912)	(413)	(344)
Reconciling Adjustments	—	—	—
Total net income (loss)	$439	$1,283	$1,079

Income attributable to noncontrolling interest
Regulated Transmission	$33	$—	$—
Total income attributable to noncontrolling interest	$33	$—	$—

Earnings attributable to FE
Regulated Distribution	$957	$1,288	$959
Regulated Transmission	361	408	464
Corporate/Other	(912)	(413)	(344)
Reconciling Adjustments	—	—	—
Total earnings attributable to FE	$406	$1,283	$1,079

Property additions
Regulated Distribution	$1,513	$1,395	$1,514
Regulated Transmission	1,192	958	1,067
Corporate/Other	51	92	76
Reconciling Adjustments	—	—	—
Total property additions	$2,756	$2,445	$2,657
	As of December 31,
(In millions)	2022	2021

Assets
Regulated Distribution	$31,749	$30,812
Regulated Transmission	13,835	13,237
Corporate/Other	524	1,383
Reconciling Adjustments	—	—
Total assets	$46,108	$45,432

Goodwill
Regulated Distribution	$5,004	$5,004
Regulated Transmission	614	614
Corporate/Other	—	—
Reconciling Adjustments	—	—
Total goodwill	$5,618	$5,618

15. DISCONTINUED OPERATIONS

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

Summarized Results of Discontinued Operations

Summarized results of discontinued operations for the years ended December 31, 2022, 2021, and 2020 were as follows:

	For the Years Ended December 31,
(In millions)	2022	2021	2020

Revenues	$—	$—	$7
Fuel	—	—	(6)
Other operating expenses	—	—	(6)
Pleasants economic interest(1)	—	—	5
Other expense, net	—	(4)	—
Loss from discontinued operations, before tax	—	(4)	—
Income tax expense (benefit)	—	(1)	—
Loss from discontinued operations, net of tax	—	(3)	—

Settlement consideration and services credit	—	—	(1)
Accelerated net pension and OPEB prior service credits	—	—	18
Gain on disposal of FES and FENOC, before tax	—	—	17
Income tax benefits, including worthless stock deduction	—	(47)	(59)
Gain on disposal of FES and FENOC, net of tax	—	47	76

Income from discontinued operations (2)	$—	$44	$76
(1) Reflects the estimated amounts owed from FG for its economic interests in Pleasants effective January 1, 2019. As discussed above, settlement of the economic interests occurred during the first quarter of 2020.
(2) Income from discontinued operations are included in Corporate/Other for segment reporting.
FirstEnergy's Consolidated Statements of Cash Flows combines cash flows from discontinued operations with cash flows from continuing operations within each cash flow category. The following table summarizes the major classes of cash flow items from discontinued operations for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(In millions)	2022	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Income from discontinued operations	$—	$44	$76
Gain on disposal, net of tax	—	(47)	(76)

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

FirstEnergy has established disclosure controls and procedures to ensure that information is accumulated and communicated to management, including the interim chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports FirstEnergy files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The management of FirstEnergy, with the participation of the interim chief executive officer and chief financial officer, have evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on that evaluation, the interim chief executive officer and chief financial officer of FirstEnergy have concluded that its disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control over Financial Reporting

Management of FirstEnergy is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. FirstEnergy’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of FirstEnergy's internal control over financial reporting as of December 31, 2022, based on the framework in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that FirstEnergy's internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of FirstEnergy’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FirstEnergy's internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

On February 9, 2023, the FE Board approved a new service-based restricted shares award in the amount of $2 million for Mr. K. Jon Taylor that will be granted on March 1, 2023. The number of shares subject to the award will be determined as of March 1, 2023, based on the FE’s average high and low stock price as of that date. The shares will generally vest over a four-year period from March 1, 2023, with 25% of the award vesting after two years, another 25% vesting after a third year, and the remaining amount of the award vesting after the fourth year, generally subject to Mr. Taylor’s continued employment with the FirstEnergy. The award will have other terms and conditions based on FE’s 2020 Incentive Compensation Plan and will be consistent with the form of Restricted Stock Agreement attached to this Annual Report on Form 10-K as Exhibit 10-53.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to FirstEnergy's 2023 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to FirstEnergy’s 2023 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Item 403 of Regulation S-K information required by Item 12 is incorporated herein by reference to FirstEnergy's 2023 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

The following table contains information as of December 31, 2022, regarding compensation plans for which shares of FE common stock may be issued.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	3,297,942	(1)	$—	(2)	11,912,070	(3)
Equity compensation plans not approved by security holders(4)	—		$—		—
Total	3,297,942		$—		11,912,070
(1) This number includes 1,427,058 shares subject to outstanding awards of stock based RSUs granted under the ICP 2015 and ICP 2020 if paid at target for the three outstanding cycles, as well as 1,427,058 additional shares assuming maximum performance metrics are achieved for the 2020-2022, 2021-2023, and 2022-2024 cycles of stock based RSUs, and 443,826 shares related to the DCPD that will be paid in stock.
(2) There are no outstanding options, therefore, no consideration is required from participants for the exercise or vesting of any outstanding equity compensation awards.
(3) Represents shares available for issuance, assuming maximum performance metrics are achieved (or approximately 4,844,747 under ICP 2015 and 8,494,381 under ICP 2020, available assuming performance at target) for the 2020-2022, 2021-2023, and 2022-2024 cycles of stock-based RSUs, with respect to future awards under the ICP 2020 and future accruals of dividends on awards outstanding under ICP 2015 or ICP 2020. Additional shares may become available under the ICP 2015 or ICP 2020 due to cancellations, forfeitures, cash settlements or other similar circumstances with respect to outstanding awards.
(4) All equity compensation plans have been approved by security holders.
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated herein by reference to FirstEnergy’s 2023 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.
ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

A summary of the audit and all other fees for services rendered by PricewaterhouseCoopers LLP are as follows:

	For the Years Ended December 31,
	2022	2021
	(in thousands)
Audit Fees(1)	$7,523	$7,902
Audit-Related Fees(2)	190	70
Tax-Related Fees(3)	220	—
All Other Fees(4)	720	217

Total Fees	$8,653	$8,189

(1) Professional services rendered for the audits of FirstEnergy's annual financial statements and reviews of unaudited financial statements included in FirstEnergy's Quarterly Reports on Form 10-Q and for services in connection with statutory and regulatory filings or engagements, including comfort letters, agreed upon procedures and consents for financings and filings made with the SEC.
(2) Audit-related fees in 2022 and 2021 were related to services rendered for EESG reporting assessments.
(3) Tax-related fees in 2022 were primarily related to the performance of tax services in conjunction with the FET P&SA I.
(4) All other fees in 2022 primarily reflect certain costs incurred as a result of system implementation quality assurance services, the ongoing SEC investigation and software subscription fees. All other fees in 2021 primarily reflect the ongoing SEC investigation, software subscription fees and accounting research license costs.

Additional information required by this item is incorporated herein by reference to FirstEnergy’s 2023 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act.

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

3. Exhibits

Exhibit Number

3-1	Amended and Restated Articles of Incorporation of FirstEnergy Corp. (incorporated by reference to FE’s Form 10-Q filed July 23, 2019, Exhibit 3-1, File No. 333-21011).

3-2	Third Amended and Restated Code of Regulations of FirstEnergy Corp., effective May 17, 2022 (incorporated by reference to FE’s Form 8-K on May 23, 2022, Exhibit 3.1, File No. 333-21011).

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

4-3	Form of 3.90% Note, Series B, due 2027 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-4	Form of 4.85% Note, Series C, due 2047 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4-5
Officer’s Certificate relating to FirstEnergy Corp.'s 2.050% Notes, Series A, due 2025, 2.650% Notes, Series B, due 2030 and 3.400% Notes, Series C, due 2050 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.1, File No. 333-21011).

4-6	Form of 2.050% Note, Series A, due 2025 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.2, File No. 333-21011).

4-7	Form of 2.650% Note, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.3, File No. 333-21011).

4-8	Form of 3.400% Note, Series C, due 2050 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.4, File No. 333-21011).

4-9
Officer’s Certificate relating to FirstEnergy Corp.'s 1.600% Notes, Series A, due 2026, 2.250% Notes, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.1, File No. 333-21011).

4-10	Form of 1.600% Note, Series A, due 2026 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.2, File No. 333-21011).

4-11	Form of 2.250% Note, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.3, File No. 333-21011).

4-12	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934 (incorporated by reference to FE's Form 10-K filed February 10, 2020, Exhibit 4-10, File No. 333-21011).

Exhibit Number

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

10-5
Credit Agreement, dated as of October 18, 2021, by and among American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC, and Trans-Allegheny Interstate Line Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and PNC Bank, National Association, as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.5, File No. 333-21011).

10-6
Credit Agreement, dated as of October 18, 2021, by and among Monongahela Power Company, The Potomac Edison Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd, as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed October 18, 2021, Exhibit 10.6, File No. 333-21011).

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

10-9		Deferred Prosecution Agreement, dated as of July 21, 2021 (incorporated by reference to FE’s Form 8-K filed July 22, 2021, Exhibit 10.1, File No. 333-21011).

10-10
Purchase and Sale Agreement, dated as of November 6, 2021, among the FirstEnergy Corp. and North American Transmission Company II LLC, and Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P. and Brookfield Super-Core Infrastructure Partners (ER) SCSp, as guarantors. (incorporated by reference to FE’s Form 10-K filed February 16, 2022, Exhibit 10-10, File No. 333-21011).

10-11	(B)	Amended and Restated Limited Liability Company Operating Agreement of FirstEnergy Transmission, LLC (incorporated by reference to FE’s Form 8-K filed May 31, 2022, Exhibit 10.1, File No. 333-21011).

10-12
Common Stock Purchase Agreement, dated as of November 6, 2021, among the FirstEnergy Corp. and BIP Securities II-B L.P. (incorporated by reference to FE’s Form S-3 filed on December 13, 2021, Exhibit 4(d), File No. 333-210111).

10-13
Director Appointment and Nomination Agreement, dated March 16, 2021, by and among the Icahn Group and FirstEnergy (incorporated by reference to FE's Form 8-K filed March 16, 2021, Exhibit 10.1, File No. 333-21011).

10-14	(B)
FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, amended and restated January 1, 2005, further amended December 31, 2010 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-6, File No. 333-21011).

10-15	(B)	Amendment No. 1 to Deferred Compensation Plan for Outside Directors, effective as of January 1, 2012 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.7, File No. 333-21011).

10-16	(B)
Amendment No. 2 to FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, effective January 21, 2014, (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-8, File No. 333-21011).

10-17	(B)
Amendment No. 3 to FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, dated January 14, 2019 and effective as of April 1, 2018 (incorporated by reference to FE's Form 10-K filed February 19, 2019, Exhibit 10-7, File No.333-21011).

10-18	(B)
FirstEnergy Corp. Supplemental Executive Retirement Plan, amended and restated January 1, 2005, further amended December 31, 2010 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-9, File No. 333-21011).

Exhibit Number

10-19	(B)
Amendment No. 1 to FirstEnergy Corp. Supplemental Executive Retirement Plan, effective January 1, 2012 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.8, File No. 333-21011).

10-20	(B)
Amendment No. 2 to FirstEnergy Corp. Supplemental Executive Retirement Plan, dated January 14, 2019 and effective as of April 1, 2018 (incorporated by reference to FE's Form 10-K filed February 19, 2019, Exhibit 10-10, File No. 333-21011).

10-21	(B)	FirstEnergy Corp. Cash Balance Restoration Plan, effective January 1, 2014 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-11, File No. 333-21011).

10-22	(B)
Retirement Plan for Outside Directors of GPU, Inc. as amended and restated as of August 8, 2000 (incorporated by reference to GPU, Inc. Form 10-K filed March 21, 2001, Exhibit 10-N, File No. 001-06047).

10-23	(B)	Allegheny Energy, Inc. Non-Employee Director Stock Plan (incorporated by reference to FE's Form 8-K filed February 25, 2011, Exhibit 10.4, File No. 21011).

10-24	(B)
Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-29, File No. 333-21011).

10-25	(B)
Amendment No. 1 to Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-30, File No. 333-21011).

10-26	(B)	Form of Director and Officer Indemnification Agreement (incorporated by reference to FE’s Form 8-K filed May 16, 2018, Exhibit 10.1, File No. 333-21011).

10-27	(B)
Guarantee, dated as of September 16, 2013 by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Executive Deferred Compensation Plan (incorporated by reference to FE’s Form 10-Q filed November 5, 2013, Exhibit 10.2, File No. 333-21011).

10-28	(B)	Form of Restricted Stock Agreement (incorporated by reference to FE’s Form 10-K filed February 17, 2015, Exhibit 10-49, File No. 333-21011).

10-29	(B)
FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated July 20, 2015, and effective as of November 1, 2015 (incorporated by reference to FE's Form 8-K filed July 24, 2015, Exhibit 10.1, File No. 333-21011).

10-30	(B)
Amendment No. 1 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated January 14, 2019 and effective as of April 1, 2018 (incorporated by reference to FE's Form 10-K filed February 19, 2019, Exhibit 10-23, File No. 333-21011).

10-31	(B)
FirstEnergy Corp. 2017 Change in Control Severance Plan, dated as of September 15, 2015, and effective as of January 1, 2017 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.1, File No. 333-21011).

10-32	(B)
Waiver of Participation in the FirstEnergy Corp. Change in Control Severance Plan, entered into by Charles E. Jones dated as of September 15, 2015 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.2, File No. 333-21011).

10-33	(B)
Non-Competition and Non-Disparagement Agreement, entered into by Charles E. Jones, dated as of September 15, 2015 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.3, File No. 333-21011).

10-34	(B)	FirstEnergy Corp. 2015 Incentive Compensation Plan (incorporated by reference to FE's Definitive Proxy Statement filed April 1, 2015, Appendix A, File No. 333-21011).

10-35	(B)
Amendment No. 1 to the FirstEnergy Corp. 2015 Incentive Compensation Plan, effective February 21, 2017 (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-51, File No. 333-21011).

10-36	(B)	Executive Severance Benefits Plan, as amended and restated as of December 20, 2016 (incorporated by reference to FE’s Form 8-K filed December 21, 2016, Exhibit 10.1, File No. 333-21011).

10-37	(B)
Amendment No. 2 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated September 18, 2019 and effective as of November 1, 2015 (incorporated by reference to FE's Form 10-Q filed November 4, 2019, Exhibit 10.3, File No.333-21011).

10-38	(B)
Guarantee, dated as of February 21, 2017, by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Cash Balance Pension Restoration Plan (incorporated by reference to FE’s Form 10-Q filed July 27, 2017, Exhibit 10.1, File No. 333-21011).

10-39	(B)	Form of 2018-2020 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 10-56, File No. 333-21011).

10-40	(B)	Form of 2018-2020 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-K filed February 20, 2018, Exhibit 10-57, File No. 333-21011).

Exhibit Number

10-41	(B)	Form of 2018-2019 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed April 23, 2018, Exhibit 10.12, File No. 333-21011).

10-42	(B)
FirstEnergy Solutions Corp. Voluntary Enhanced Retirement Option, effective as of January 2, 2019 (incorporated by reference to FE’s Form 8-K filed November 21, 2018, Exhibit 10.1, File No. 333-21011).

10-43	(B)	Form of 2019-2021 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.2, File No.333-21011).

10-44	(B)	Form of 2019-2021 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.3, File No.333-21011).

10-45
Consent and Waiver to the Settlement Agreement, dated April 18, 2019, by and among the Debtors and the FE Non-Debtor Parties (incorporated by reference to FE's Form 10-Q filed April 23, 2019, Exhibit 10.1, File No.333-21011).

10-46
First Amendment to Settlement Agreement dated November 21, 2019, by and among the Debtors, FE Non-Debtor Parties, Ad Hoc Noteholders Group, Bruce Mansfield Certificateholders Group, and the Committee (incorporated by reference to FE’s Form 8-K filed November 26, 2019, Exhibit 10.1, File No. 333-21011).

10-47	(B)	Form of 2020-2022 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2020, Exhibit 10.1, File No.333-21011).

10-48	(B)	Form of 2020-2022 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2020, Exhibit 10.2, File No.333-21011).

10-49	(B)	Form of 2020 Restricted Stock Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2020, Exhibit 10.3, File No.333-21011).

10-50	(B)	FirstEnergy Corp. 2020 Incentive Compensation Plan (incorporated by reference to FE's Form 8-K filed May 20, 2020, Exhibit 10.1, File No.333-21011).

10-51	(B)	Form of 2021-2023 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.1, File No. 333-21011).

10-52	(B)	Form of 2021-2023 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.2, File No. 333-21011).

10-53	(B)	Form of Restricted Stock Award Agreement (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.3, File No. 333-21011).

10-54	(B)	Voluntary Retirement Agreement with Gary D. Benz (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.4, File No. 333-21011).

10-55	(B)	Restricted Stock Award Agreement to John W. Somerhalder II (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.5, File No. 333-21011).

10-56	(B)	Form of 2022-2024 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed April 21, 2022, Exhibit 10.1, File No. 333-21011).

10-57	(B)	Form of 2022-2024 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed April 21, 2022, Exhibit 10.2, File No. 333-21011).

10-58	(B)	Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement to John W. Somerhalder II (incorporated by reference to FE’s Form 10-Q filed July 26, 2022, Exhibit 10.2, File No. 333-21011).

10-59	(A)(B)	2022 Interim Chief Executive Officer Restricted Stock Units Award Agreement to John W. Somerhalder II.

10-60	(A)(B)	2023 Interim Chief Executive Officer Restricted Stock Units Award Agreement to John W. Somerhalder II.

14		Code of Business Conduct and Ethics (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 14.1, File No. 333-21011).

21	(A)	List of Subsidiaries of the Registrant at December 31, 2022.

23	(A)	Consent of Independent Registered Public Accounting Firm.

Exhibit Number

31-1	(A)	Certification of interim chief executive officer, pursuant to Rule 13a-14(a).

31-2	(A)	Certification of chief financial officer, pursuant to Rule 13a-14(a).

32	(A)	Certification of interim chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.

101		The following materials from the Annual Report on Form 10-K for FirstEnergy Corp. for the period ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Consolidated Statements of Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.

104		Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document)

(A)		Provided herein in electronic format as an exhibit.

(B)		Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.
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

FIRSTENERGY CORP.
BY:	/s/ John W. Somerhalder II
John W. Somerhalder II
Interim President and Chief Executive Officer and Chair of the FE Board
Date: February 13, 2023

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

/s/ John W. Somerhalder II
John W. Somerhalder II
Interim President and Chief Executive Officer and Chair of the FE Board
(Principal Executive Officer)

/s/ Lisa Winston Hicks
Lisa Winston Hicks
Lead Independent Director

/s/ K. Jon Taylor	/s/ Jason J. Lisowski
K. Jon Taylor	Jason J. Lisowski
Senior Vice President, Chief Financial Officer and Strategy	Vice President, Controller and Chief Accounting Officer
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ Jana T. Croom	/s/ James F. O'Neil III
Jana T. Croom	James F. O'Neil III
Director	Director

/s/ Steven J. Demetriou	/s/ Andrew Teno
Steven J. Demetriou	Andrew Teno
Director	Director

/s/ Paul Kaleta	/s/ Leslie M. Turner
Paul Kaleta	Leslie M. Turner
Director	Director

/s/ Sean T. Klimczak	/s/ Melvin D. Williams
Sean T. Klimczak	Melvin D. Williams
Director	Director

/s/ Jesse A. Lynn
Jesse A. Lynn
Director

Date: February 13, 2023