Form 10-Q
period 2023-03-31
FIRSTENERGY CORP
filed 2023-04-27
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	As of March 31, 2023
Common Stock, $0.10 par value	572,836,882
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
•The ability to accomplish or realize anticipated benefits from our FE Forward initiative and our other strategic and financial goals, including, but not limited to, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing our transmission and distribution investment plans, executing on our rate filing strategy, controlling costs, GHG reduction goals, improving our credit metrics, growing earnings, strengthening our balance sheet, and satisfying the conditions necessary to close the FET Minority Equity Interest Sale.
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
•Future actions taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity.
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

Forward-looking and other statements in this Quarterly Report on Form 10-Q regarding our Climate Strategy, including our GHG emission reduction goals, are not an indication that these statements are necessarily material to investors or required to be disclosed in our filings with the SEC. In addition, historical, current and forward-looking statements regarding climate matters, including GHG emissions, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FE PA	FirstEnergy Pennsylvania Electric Company
FESC	FirstEnergy Service Company, which provides legal, financial, and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a former subsidiary of FET which, in May 2022, became a subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FET and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, FET, the Utilities and the Transmission Companies, on October 18, 2021
2023 Amendments	Collectively, the six separate amendments to the 2021 Credit Facilities entered into by FE, FET, the Utilities and the Transmission Companies, on April 27, 2023
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AEPSC	American Electric Power Service Corporation
AFS	Available-for-sale
AFSI	Adjusted Financial Statement Income
AFUDC	Allowance for Funds Used During Construction
AMI	Advance Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CAA	Clean Air Act
CCR	Coal Combustion Residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFIUS	Committee on Foreign Investments in the United States
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
COVID-19	Coronavirus disease
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CTA	Consolidated Tax Adjustment
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSIC	Distribution System Improvement Charge
DSP	Default Service Plan
EDC	Electric Distribution Company
EESG	Employee, Environmental, Social, and Corporate Governance
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
EH	Energy Harbor Corp.
ELG	Effluent Limitation Guideline
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
EPA	United States Environmental Protection Agency
EPS	Earnings per Share
ESP IV	Electric Security Plan IV
ESP V	Electric Security Plan V
Exchange Act	Securities and Exchange Act of 1934, as amended

Facebook®	Facebook is a registered trademark of Facebook, Inc.
FE Board	FE Board of Directors
FE Revolving Facility	FE and the Utilities’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
FERC	Federal Energy Regulatory Committee
FET Board	The Board of Directors of FET
FET LLC Agreement	Third Amended and Restated Limited Liability Company Operating Agreement of FET
FET Minority Equity Interest Sale	Sale of membership interests of FET, such that Brookfield will own 49.9% of FET
FET P&SA I	Purchase and Sale Agreement entered into on November 6, 2021, by and between FE, FET, Brookfield and the Brookfield Guarantors
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET and certain of its subsidiaries’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
Fitch	Fitch Ratings Service
FMB	First Mortgage Bond
FTR	Financial Transmission Right
GAAP	Accounting Principles Generally Accepted in the United States of America
GHG	Greenhouse Gas
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
LIBOR	London Inter-Bank Offered Rate
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWH	Megawatt-hour
NCI	Noncontrolling Interest
N.D. Ohio	Federal District Court, Northern District of Ohio
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO Staff, and several other signatories
OPEB	Other Post-Employment Benefits
OPIC	Other Paid-in Capital
OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies
PJM	PJM Interconnection, LLC
PJM Tariff	PJM Open Access Transmission Tariff
PPA	Purchase Power Agreement
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio

Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
RFP	Request for Proposal
ROE	Return on Equity
RTO	Regional Transmission Organization
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	United States Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan(s) under the Clean Air Act
SLC	Special Litigation Committee of the FE Board
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
S&P	Standard & Poor’s Ratings Service
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
TMI-1	Three Mile Island Unit 1
Twitter®	Twitter is a registered trademark of Twitter, Inc.
VAR	Volt-Amps Reactive, the measuring unit for reactive power
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

v

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022

REVENUES:
Distribution services and retail generation	$2,680	$2,397
Transmission	460	451
Other	91	141
Total revenues (1)	3,231	2,989

OPERATING EXPENSES:
Fuel	133	140
Purchased power	1,124	875
Other operating expenses	846	820
Provision for depreciation	361	340
Deferral of regulatory assets, net	(80)	(37)
General taxes	296	292
Total operating expenses	2,680	2,430

OPERATING INCOME	551	559

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 6)	—	(38)
Equity method investment earnings (Note 1)	56	12
Miscellaneous income, net	35	94
Interest expense	(263)	(275)
Capitalized financing costs	21	19
Total other expense	(151)	(188)

INCOME BEFORE INCOME TAXES	400	371

INCOME TAXES	90	83

NET INCOME	$310	$288

Income attributable to noncontrolling interest	18	—

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$292	$288

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3):
Basic - Earnings Per Share Attributable to FirstEnergy Corp.	$0.51	$0.51
Diluted - Earnings Per Share Attributable to FirstEnergy Corp.	$0.51	$0.50

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	572	570
Diluted	573	571

(1) Includes excise and gross receipts tax collections of $109 million and $103 million during the three months ended March 31, 2023 and 2022, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2023	2022

NET INCOME	$310	$288

OTHER COMPREHENSIVE LOSS:
Pension and OPEB prior service costs	(2)	(2)
Other comprehensive loss	(2)	(2)
Income tax benefits on other comprehensive loss	(1)	(1)
Other comprehensive loss, net of tax	(1)	(1)

COMPREHENSIVE INCOME	$309	$287

Comprehensive income attributable to noncontrolling interest	18	—

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$291	$287

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$177	$160
Restricted cash	29	46
Receivables-
Customers	1,383	1,455
Less — Allowance for uncollectible customer receivables	124	137
	1,259	1,318
Other, net of allowance for uncollectible accounts of $10 in 2023 and $11 in 2022	257	253
Materials and supplies, at average cost	457	421
Prepaid taxes and other	328	217
	2,507	2,415
PROPERTY, PLANT AND EQUIPMENT:
In service	48,337	47,850
Less — Accumulated provision for depreciation	13,457	13,258
	34,880	34,592
Construction work in progress	1,750	1,693
	36,630	36,285

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	632	622
Regulatory assets	42	33
Other	1,050	1,135
	7,342	7,408
TOTAL ASSETS	$46,479	$46,108

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$52	$351
Short-term borrowings	550	100
Accounts payable	1,238	1,503
Accrued interest	263	254
Accrued taxes	701	668
Accrued compensation and benefits	222	272
Customer deposits	222	223
Dividends payable	223	223
Other	229	364
	3,700	3,958
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	22,124	21,203
Accumulated deferred income taxes	4,263	4,202
Retirement benefits	2,339	2,335
Regulatory liabilities	1,723	1,847
Other	1,599	1,920
	32,048	31,507
TOTAL LIABILITIES	35,748	35,465

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 572,836,882 and 572,130,932 shares outstanding as of March 31, 2023 and December 31, 2022, respectively.	57	57
Other paid-in capital	11,118	11,322
Accumulated other comprehensive loss	(15)	(14)
Accumulated deficit	(907)	(1,199)
Total common stockholders’ equity	10,253	10,166
Noncontrolling interest	478	477
TOTAL EQUITY	10,731	10,643

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 8)

TOTAL LIABILITIES AND EQUITY	$46,479	$46,108

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31, 2023
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2023	572	$57	$11,322	$(14)	$(1,199)	$10,166	$477	$10,643
Net income					292	292	18	310
Other comprehensive loss, net of tax				(1)		(1)		(1)
Stock Investment Plan and share-based benefit plans	1		19			19		19
Cash dividends declared on common stock ($0.39 per share in March)			(223)			(223)		(223)
Distribution to FET minority interest						—	(17)	(17)
Balance, March 31, 2023	573	$57	$11,118	$(15)	$(907)	$10,253	$478	$10,731

	Three Months Ended March 31, 2022
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2022	570	$57	$10,238	$(15)	$(1,605)	$8,675	$—	$8,675
Net income					288	288		288
Other comprehensive loss, net of tax				(1)		(1)		(1)
Stock Investment Plan and share-based benefit plans	1		20			20		20
Cash dividends declared on common stock ($0.39 per share in March)			(223)			(223)		(223)
Other			(4)			(4)		(4)
Balance, March 31, 2022	571	$57	$10,031	$(16)	$(1,317)	$8,755	$—	$8,755

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$310	$288
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	287	360
Deferred income taxes and investment tax credits, net	32	77
Retirement benefits, net of payments	(25)	(96)
Transmission revenue collections, net	(10)	6
Changes in current assets and liabilities-
Receivables	55	(93)
Materials and supplies	(36)	(13)
Prepaid taxes and other current assets	(118)	(105)
Accounts payable	(265)	147
Accrued taxes	(103)	(133)
Accrued interest	9	6
Accrued compensation and benefits	(121)	(106)
Other current liabilities	8	10
Collateral, net	(144)	6
Other	9	1
Net cash provided from (used for) operating activities	(112)	355

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(649)	(539)
Sales of investment securities held in trusts	1	6
Purchases of investment securities held in trusts	(4)	(9)
Asset removal costs	(60)	(49)
Other	(4)	(1)
Net cash used for investing activities	(716)	(592)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	950	—
Short-term borrowings, net	450	350
Redemptions and repayments-
Long-term debt	(321)	(1,046)
Premiums on debt redemptions	—	(38)
Distributions to FET minority interest	(17)	—
Common stock dividend payments	(223)	(222)
Other	(11)	(8)
Net cash provided from (used for) financing activities	828	(964)

Net change in cash, cash equivalents, and restricted cash	—	(1,201)
Cash, cash equivalents, and restricted cash at beginning of period	206	1,511
Cash, cash equivalents, and restricted cash at end of period	$206	$310

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$155	$114

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, MP, AGC (a wholly owned subsidiary of MP), PE and WP. Additionally, FET is a majority-owned subsidiary of FE and is the parent company of ATSI, MAIT, PATH and TrAIL. In addition, FE holds all of the outstanding equity of other direct subsidiaries including FEV, which currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations.
On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA I, with Brookfield and the Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield would own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022. FirstEnergy presents the third-party investors’ ownership portion of FirstEnergy's net income, net assets and comprehensive income as NCI. NCI is included as a component of equity on the Consolidated Balance Sheets.

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
These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2022.

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

FE and its subsidiaries consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. FE and its subsidiaries consolidate a variable interest entity when it is determined that it is the primary beneficiary. Investments in affiliates over which FE and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment in the Consolidated Balance Sheets and the percentage of FE’s ownership share of the entity’s earnings is reported in the Consolidated Statements of Income and Comprehensive Income.

Certain prior year amounts have been reclassified to conform to the current year presentation, including presenting long-term debt and other long-term obligations within “Noncurrent Liabilities” on the Consolidated Balance Sheets as compared to “Total Capitalization”.

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

Pursuant to the terms of the FET P&SA II, in connection with the closing, Brookfield, FET and FE will enter into the A&R FET LLC Agreement, which will amend and restate in its entirety the current limited liability company agreement of FET. The A&R FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the A&R FET LLC Agreement, at the closing, the FET Board will consist of five directors, two appointed by Brookfield and three appointed by FE. Each of Brookfield’s and FE’s respective appointment rights are subject to such party maintaining certain minimum ownership percentages. The A&R FET LLC Agreement contains certain investor protections, including, among other things, requiring Brookfield's approval for FET and its subsidiaries to take certain major actions. Under the terms of the A&R FET LLC Agreement, for so long as Brookfield holds at least a 30.0% interest in FET, Brookfield’s consent is required for FET or any of its subsidiaries to, among other things, undertake certain acquisitions or dispositions in excess of certain dollar thresholds, establish or amend the annual budget, incur cost overruns on certain capital expenditures projects during any fiscal year in excess of a certain percentage overage of the budgeted amounts or incur cost overruns on the aggregate capital expenditure budget of FET’s subsidiaries during any fiscal year in excess of a certain percentage overage of the aggregated budgeted amount, make material decisions relating to litigation where either the potential liability exposure is in excess of a certain threshold dollar amount or such proceeding would reasonably be expected to have an adverse effect on Brookfield or FET, make certain material regulatory filings, incur or refinance indebtedness by FET or its subsidiaries, which, in the case of its subsidiaries, would reasonably be expected to cause such subsidiary to deviate from its targeted capital structure, enter into joint ventures, appoint or replace any member of its transmission leadership team, amend the accounting policies of FET or its subsidiaries (but only if FE is no longer the majority owner of FET), take any action that would reasonably be expected to cause a default or breach of any material contract of FET or any of its subsidiaries, create certain material liens (excluding certain permitted liens), or cause any reorganization of FET or any of its subsidiaries. The A&R FET LLC Agreement also includes provisions relating to the resolution of disputes and to address deadlocks.

Consolidation of Pennsylvania Companies

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into FE PA, a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC, which filings were submitted on March 6, 2023. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.
Capitalized Financing Costs

For the three months ended March 31, 2023 and 2022, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $8 million and $13 million, respectively, of allowance for equity funds used during construction and $13 million and $6 million, respectively, of capitalized interest.
Equity Method Investments

Investments over which FE and its subsidiaries have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an Investment on the Consolidated Balance Sheets. The percentage of FE's ownership share of the entity’s earnings is reported in the Consolidated Statements of Income and Comprehensive Income and reflected in “Other Income (Expense)”.
Equity method investments included within "Investments" on the Consolidated Balance Sheets were approximately $88 million and $90 million as of March 31, 2023 and December 31, 2022, respectively.
Global Holding - FEV currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales primarily focused on international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint venture’s economic performance. FEV's ownership interest is subject to the equity method of accounting. For the three months ended March 31, 2023 and 2022, pre-tax income related to FEV’s ownership in Global Holding was $54 million and $12 million, respectively. FEV’s pre-tax equity earnings and investment in Global Holding are included in Corporate/Other for segment reporting.
As of March 31, 2023 and December 31, 2022, the carrying value of the equity method investment was $51 million and $57 million, respectively. During the first quarter of 2023, FEV received cash dividends from Global Holding of $60 million, which were classified with “Cash Flows from Operating Activities” in the Consolidated Statements of Cash Flow.
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of March 31, 2023 and December 31, 2022, the carrying value of the equity method investment was $18 million.
New Accounting Pronouncements

Recently Issued Pronouncements - FirstEnergy is currently assessing the impact of new authoritative accounting guidance issued by the Financial Accounting Standards Board that has not yet been adopted and the impact it will have on its financial statements and disclosures, as well as the potential to early adopt where applicable. The current expectation is that such new standards will not significantly impact FirstEnergy's financial reporting.

2. REVENUE

The following represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31
(In millions)	2023	2022
Regulated Distribution
Retail generation and distribution services
Residential	$1,702	$1,542
Commercial	645	597
Industrial	353	283
Other	25	20
Wholesale	47	90
Other revenue from contracts with customers	24	26
Total revenues from contracts with customers	2,796	2,558
Other revenue unrelated to contracts with customers	30	31
Total Regulated Distribution	$2,826	$2,589

Regulated Transmission
ATSI	$226	$217
TrAIL	66	63
MAIT	89	79
JCP&L	43	60
MP, PE and WP	36	32
Total revenues from contracts with customers	460	451
Other revenue unrelated to contracts with customers	1	2
Total Regulated Transmission	$461	$453

Corporate/Other and Reconciling Adjustments (1)
Wholesale	$2	$6
Retail generation and distribution services (1)	(45)	(45)
Other revenue unrelated to contracts with customers (1)	(13)	(14)
Total Corporate/Other and Reconciling	$(56)	$(53)

FirstEnergy Total Revenues	$3,231	$2,989
.
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $11 million and $10 million for the three months ended March 31, 2023 and 2022, respectively. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $6 million and $9 million for the three months ended March 31, 2023 and 2022, respectively.

Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers of the Utilities. Billed and unbilled customer receivables as of March 31, 2023 and December 31, 2022, are included below.

Customer Receivables	March 31, 2023	December 31, 2022
	(In millions)
Billed	$752	$674
Unbilled	631	781
	1,383	1,455

Less: Uncollectible Reserve	124	137
Total Customer Receivables	$1,259	$1,318
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

FirstEnergy reviews its allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Utilities are able to utilize to ensure payment. This analysis includes consideration of the outbreak of the pandemic and the impact on customer receivable balances outstanding and write-offs since the pandemic began and subsequent economic slowdown. FirstEnergy’s uncollectible risk on PJM receivables, resulting from transmission and wholesale sales, is minimal due to the nature of PJM’s settlement process and as a result there is no current allowance for doubtful accounts.

As a result of its analysis, FirstEnergy recognized a $25 million decrease to its allowance for uncollectible customer receivables during the first quarter of 2022, of which $15 million was applied to existing deferred regulatory assets.

During 2023, various regulatory actions, including extended installment plans, continue to impact the level of past due balances in certain states, resulting in the allowance for uncollectible accounts on receivables to remain elevated above 2019 pre-pandemic levels. However, normal collection activity has resumed and arrears levels continue to decline towards pre-pandemic levels. As a result, FirstEnergy recognized a $14 million decrease to its allowance during the first quarter of 2023, of which $6 million was applied to existing deferred regulatory assets.

Activity in the allowance for uncollectible accounts on customer receivables for the three months ended March 31, 2023 and for the year ended December 31, 2022 are as follows:

(In millions)

Balance, January 1, 2022	$159
Provision for expected credit losses (1)	59
Charged to other accounts (2)	62
Write-offs	(143)
Balance, December 31, 2022	$137
Provision for expected credit losses (1)	10
Charged to other accounts (2)	23
Write-offs	(46)
Balance, March 31, 2023	$124
(1) Approximately $11 million of which was deferred for future recovery in the twelve months ended December 31, 2022. An immaterial amount was deferred for future refund in the first quarter of 2023.
(2) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.

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

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended March 31,
Reconciliation of Basic and Diluted EPS	2023	2022

(In millions, except per share amounts)

Earnings attributable to FE	$292	$288

Share count information:
Weighted average number of basic shares outstanding	572	570
Assumed exercise of dilutive stock options and awards	1	1
Weighted average number of diluted shares outstanding	573	571

EPS Attributable to FE:
Basic EPS	$0.51	$0.51
Diluted EPS	$0.51	$0.50

For the three months ended March 31, 2023 and 2022, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.
4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31,	2023	2022	2023	2022
	(In millions)
Service costs	$34	$46	$1	$1
Interest costs	109	68	5	3
Expected return on plan assets	(128)	(164)	(8)	(10)
Amortization of prior service costs (credits) (1)	—	1	(2)	(3)
Net periodic benefit costs (credits)	$15	$(49)	$(4)	$(9)
Net periodic benefit credits, net of amounts capitalized	$(3)	$(69)	$(4)	$(9)

(1) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $1 million for the three months ended March 31, 2023 and 2022.

FirstEnergy’s pension and OPEB funding policy is based on actuarial computations using the projected unit credit method. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2025, which, based on various assumptions, including annual expected rate of return on assets of 8.00% in 2023, is expected to be approximately $250 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily.
Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within “Miscellaneous income, net”, within “Other Income (Expense)” on FirstEnergy’s Consolidated Statements of Income.

5. INCOME TAXES
FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2023 and 2022. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following tables reconcile the effective tax rate to the federal income tax statutory rate for the three months ended March 31, 2023 and 2022:

	For the Three Months
	Ended March 31,
Reconciliation of federal income tax expense:	2023	2022
	(In millions)
Income before income taxes	$400	$371
Federal income tax expense at statutory rate (21%)	$84	$78
Increases (reductions) in tax expense resulting from:
State income taxes, net of federal tax benefit	14	26
AFUDC equity and other flow-through	(5)	(8)
Excess deferred tax amortization due to the Tax Act	(16)	(15)
Valuation allowances	9	34
Remeasurement of state deferred taxes	—	(26)
Other, net	4	(6)
Total income taxes	$90	$83
Effective income tax rate	22.5%	22.4%

During the three months ended March 31, 2023, there was no change to FirstEnergy’s reserve for uncertain tax positions. As of March 31, 2023, it remains reasonably possible that approximately $25 million of unrecognized tax benefits may be resolved in the next twelve months as a result of settlements with taxing authorities or the statute of limitations expiring, of which $24 million would ultimately affect FirstEnergy’s effective tax rate.

On March 29, 2023, the West Virginia Governor signed into law House Bill 3286, which allows corporate taxpayers a reduction to pre-apportionment federal taxable income with the amount necessary to offset the increase in the net deferred tax liability (or decrease in the net deferred tax asset) caused by West Virginia’s apportionment law change enacted in 2021. Beginning with the 2033 tax year, qualifying taxpayers can subtract one-tenth of the amount each year for ten years. Taxpayers intending to claim this subtraction will have to file a statement with the West Virginia tax commissioner by July 1, 2024, specifying the total amount of subtraction to be claimed. Accordingly, FirstEnergy recorded a state deferred tax asset of approximately $9 million in the first quarter of 2023, which has been fully reserved due to current estimates and assumptions of future taxable income apportioned to West Virginia.

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning in 2023. Accordingly, FirstEnergy made a first quarter estimated payment of AMT of approximately $49 million in April 2023. However, until final U.S. Treasury guidance is issued, the amount of AMT FirstEnergy pays could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation will also be subject to the discretion of the FERC and state public utility commissions. Any adverse development in this legislation, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could reduce FirstEnergy’s future cash flows and impact financial condition.
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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of March 31, 2023, from those used as of December 31, 2022. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	March 31, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs (1)	$—	$—	$—	$—	$—	$—	$11	$11
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities	—	271	—	271	—	266	—	266
Cash, cash equivalents and restricted cash (2)	206	—	—	206	206	—	—	206
Other (3)	—	41	—	41	—	40	—	40
Total assets	$208	$312	$—	$520	$208	$306	$11	$525

Liabilities
Derivative liabilities FTRs (1)	$—	$—	$(3)	$(3)	$—	$—	$(2)	$(2)
Total liabilities	$—	$—	$(3)	$(3)	$—	$—	$(2)	$(2)

Net assets	$208	$312	$(3)	$517	$208	$306	$9	$523
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Restricted cash of $29 million and $46 million as of March 31, 2023 and December 31, 2022, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
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

Spent Nuclear Fuel Disposal Trusts

JCP&L holds debt securities within the spent nuclear fuel disposal trust, which are classified as AFS securities, recognized at fair market value. The trust is intended for funding spent nuclear fuel disposal fees to the Unites States Department of Energy associated with the previously owned Oyster Creek and TMI-1 nuclear power plants.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of March 31, 2023, and December 31, 2022:

	March 31, 2023 (1)				December 31, 2022 (1)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$295	$1	$(25)	$271	$294	$—	$(28)	$266
(1) Excludes short-term cash investments of $5 million as of March 31, 2023 and December 31, 2022.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three months ended March 31, 2023 and 2022, were as follows:

	For the Three Months Ended March 31,
	2023	2022

Sale proceeds	$1	$6
Realized gains	—	—
Realized losses	(1)	(1)
Interest and dividend income	3	3

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Earnings and losses associated with corporate-owned life insurance policies are reflected in the “Miscellaneous Income, net” line of FirstEnergy’s Consolidated Statements of Income. The total carrying value of other investments were $356 million and $351 million as of March 31, 2023, and December 31, 2022, respectively, and are excluded from the amounts reported above. See Note 1, "Organization and Basis of Presentation," for additional information on FirstEnergy's equity method investments.

For the three months ended March 31, 2023 and 2022, pre-tax income (expense) related to corporate-owned life insurance policies were $7 million and $(6) million, respectively. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(In millions)
Carrying value	$22,270	$21,641
Fair value	$20,913	$19,784

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2023, and December 31, 2022.

FirstEnergy had the following redemptions and issuances during the three months ended March 31, 2023:

Company	Type	Redemption /Issuance Date	Interest Rate	Maturity	Amount (in Millions)	Description
Redemptions
ME	Unsecured Notes	March, 2023	3.50%	2023	$300	ME redeemed unsecured notes that became due.
Issuances
WP	FMBs	January, 2023	5.29%	2033	$50	Proceeds were used to repay borrowings outstanding under the regulated money pool, to finance capital expenditures and for other general corporate purposes.
MAIT	Unsecured Notes	February, 2023	5.39%	2033	$175	Proceeds were used to repay borrowings outstanding under the regulated money pool, to finance capital expenditures and for other general corporate purposes.
ME	Unsecured Notes	March, 2023	5.20%	2028	$425
Proceeds were used to repay short-term borrowings outstanding under the 2021 Revolving Credit Facility incurred to repay, at maturity, ME’s $300m 3.50% notes due 2023, to finance capital expenditures and for other general corporate purposes.

PN	Unsecured Notes	March, 2023	5.15%	2026	$300	Proceeds were used to repay short-term borrowings outstanding under the 2021 Revolving Credit Facility, to finance capital expenditures and for other general corporate purposes.

On April 20, 2023, ATSI priced $150 million of 5.13% unsecured notes due 2033. The notes will be funded on May 16, 2023. Proceeds of the issuance will be used to refinance existing debt, including amounts outstanding under the regulated companies’ money pool, for capital expenditures, and for other general corporate purposes.

7. REGULATORY MATTERS

STATE REGULATION

Each of the Utilities' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE in Virginia, ATSI in Ohio, and the Transmission Companies in Pennsylvania are subject to certain regulations of the VSCC, PUCO and PPUC, respectively. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state and/or local regulatory authorization to site, construct and operate the new transmission facility.

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

On March 22, 2023, PE filed a base rate case with the MDPSC, utilizing a test year based on twelve months of actual 2022 data. The base rate case requests an annual net increase in distribution revenues of $44 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. The rate case additionally requests approval to continue an Electric Distribution Investment Surcharge to fund three service reliability and resiliency programs, two new proposed programs to assist low-income customers and cost recovery of certain expenses associated with PE’s pilot electric vehicle charger program and its COVID-19 pandemic response. PE expects that new rates will be effective in the fourth quarter of 2023.

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2021-2023 EmPOWER Maryland program cycles to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2021-2023 EmPOWER Maryland plan continues and expands upon prior years' programs for a projected total investment of approximately $148 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. On October 28,

2022, PE submitted its plan, as ordered by the MDPSC, to recover all unamortized balances by the scheduled expiration of the EmPOWER program on December 31, 2029. At the further direction of the MDPSC, PE filed a revised plan on January 11, 2023. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding.

On April 17, 2023, PE submitted a proposal to the MDPSC seeking approval to end its PPA with the Warrior Run generating station. The PPA for Warrior Run was a requirement of the Public Utility Regulatory Policies Act of 1978. PE’s Maryland customers currently pay a surcharge on their electric bill in connection with the Warrior Run PPA, which fluctuates from year to year based on the difference between what PE pays for the output of the plant and what PE is able to recover by reselling that output into PJM. PE negotiated a termination of the PPA requiring it to pay Warrior Run, subject to MDPSC approval, a fixed amount of $51 million annually through 2029, for a total of $357 million. Since the termination fee would be recovered through the current surcharge, there would be no impact to FirstEnergy’s or PE’s earnings. Based on the submitted proposal to the MDPSC, net of the termination fee, ending the PPA is expected to save PE’s Maryland customers approximately $80 million in total.

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

On March 16, 2023, JCP&L filed a base rate case with the NJBPU, utilizing a test year based on six months of actual data for the second half of calendar year 2022, and six months of forecasted data for the first half of calendar year 2023. The rate case requests an annual net increase in base distribution revenues of approximately $185 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on 2023 expense) and the actual annual amount each year using the delayed recognition method. In addition to the above, JCP&L’s request includes, among other things, approval of two new proposed programs to assist low-income customers, cost recovery of certain investments and expenses associated with its electric vehicle and AMI programs, an update of its depreciation rates, modifications to its storm cost recovery, and tariff modifications to update standard construction costs. JCP&L expects that the revised rates will become effective by early 2024.

JCP&L has instituted energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act as approved by the NJBPU in April 2021. The NJBPU approved plans include recovery of lost revenues resulting from the programs and a three-year plan including total program costs of $203 million, of which $160 million of investment is recovered over a ten-year amortization period with a return as well as operations and maintenance expenses and financing costs of $43 million recovered on an annual basis.

On March 6, 2023, the NJBPU issued final rules modifying its regulations to reflect its CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate 100% of CTA savings to customers; and (iii) exclude transmission assets of EDCs in the savings calculation. The final rules of practice were applied by JCP&L in its most recent base rate case filing described above.

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 and continuing until the New Jersey Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. No moratorium on residential disconnections remains in effect for investor-owned electric utilities such as JCP&L. Legislation was enacted on March 25, 2022, prohibiting utilities from disconnecting electric service to customers that have applied for utility bill assistance before June 15, 2022 until such time as the state agency administering the assistance program makes a decision on the application and further requiring that all utilities offer a deferred payment arrangement meeting certain minimum criteria after the state agency’s decision on the application has been made.

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. Construction is expected to begin in 2025.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. ESP V proposes to continue providing power to non-shopping customers at market-based prices set through an auction process, with process enhancements designed to reduce costs to customers. ESP V also proposes to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual revenue cap increases of $15 to $21 million per year, based on reliability performance, and Rider AMI for recovery of approved grid modernization investments. ESP V proposes new riders to support continued maintenance of the distribution system, including vegetation management and storm restoration operating expense. In addition, ESP V proposes four-year energy efficiency and peak demand reduction programs for residential and commercial customers, with cost recovery spread over eight years. ESP V further includes a commitment to spend $52 million in total over the eight-year term, without recovery from customers, on initiatives to assist low-income customers, education and incentives to help ensure customers have good experiences with electric vehicles, as well as investment in energy storage as a distribution asset if the Ohio Companies’ application to the DOE for funding under the Grid Innovation Program of the federal Infrastructure Investment and Jobs Act is accepted.

On May 16, 2022, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2021, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings.

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700 thousand smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV. On December 27, 2022, the Ohio Companies filed a motion with the PUCO requesting a procedural schedule that would facilitate the issuance of an order by year-end 2023.

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

On August 16, 2022, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the above pending HB 6- related matters for a period of six months, which request was granted by the PUCO on August 24, 2022. Unless otherwise ordered by the PUCO, the four cases are stayed in their entirety, including discovery and motions, and all related procedural schedules are vacated. On February 22, 2023, the U.S. Attorney for the Southern District of Ohio again requested that the PUCO stay the above pending HB-6 related matters for a period of six months, which request was granted by the PUCO on March 8, 2023. A rehearing request with respect to the granting of the additional stay is currently pending before the PUCO.

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

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. An evidentiary hearing was held on April 13, 2022, and on April 20, 2022, the parties filed a partial settlement with the PPUC resolving certain of the issues in the proceeding and setting aside the remainder of the issues to be resolved through briefing. The PPUC approved the partial settlement, without modification, on August 4, 2022. Under the 2023-2027 DSPs, supply is proposed to be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

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

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates. The decision was appealed to the Pennsylvania Supreme Court and in July 2021 the court upheld the Pennsylvania Commonwealth Court’s reversal of the PPUC’s decision and remanded the matter back to the PPUC for determination as to how DSIC calculations shall account for accumulated deferred income taxes and state taxes. The PPUC issued the order as directed.

On March 6, 2023, FirstEnergy filed applications with the PPUC, NYPSC and FERC seeking approval to consolidate the Pennsylvania Companies into a new, single operating entity. The PA Consolidation includes, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the retail utility operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC. On April 25, 2023, the PPUC’s presiding officers held a prehearing conference, which, among other things, set evidentiary hearings on August 10 and 11, 2023. Subject to receipt of all regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

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

On August 25, 2022, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $183.8 million beginning January 1, 2023, which represents a 12.2% increase to the rates then in effect. The increase was driven by an underrecovery during the review period (July 1, 2021, to June 30, 2022) of approximately $145 million due to higher coal, reagent, and emission allowance expenses. This filing additionally addresses, among other things, the WVPSC’s May 2022 request for a prudence review of current rates. At a hearing on December 8, 2022, the parties in the case presented a unanimous settlement to increase rates by approximately $92 million, effective January 1, 2023, and carry over to MP and PE’s 2023 ENEC case, approximately $92 million at a carrying charge of 4%. In an order dated December 30, 2022, the WVPSC approved the settlement with respect to the proposed rate increase, but MP and PE rates remain subject to a prudence review in their 2023 ENEC case. The order also instructed MP to evaluate the feasibility of purchasing the 1,200 MW Pleasants Power Station and file a summary of the evaluation, which MP and PE filed on March 31, 2023. Among other things, the filing by MP and PE, noted that the final analysis to determine if the proposed transaction would be in the best interests of MP, PE and their customers would not be complete before the currently scheduled date for Pleasants Power Station to close, proposed an interim solution to preserve Pleasants’ operations while MP and PE completed their analysis, and outlined certain WVPSC actions needed to facilitate the interim solution, including a temporary surcharge for costs to preserve its operations. Based on the WVPSC procedural order, comments were filed on April 14, 2023, a public hearing was held on April 20, 2023, and an evidentiary hearing occurred on April 21, 2023. On April 24, 2023, the WVPSC issued an order approving MP and PE’s interim solution request, authorizing negotiations with the owner of Pleasants for a letter of intent, the terms of which will provide, among other things, for the reimbursement of certain expenses necessary to keep Pleasants in operating condition, and directing MP and PE to file the letter of intent for approval with the WVPSC. Should the WVPSC approve the letter of intent, it is expected that MP and PE will be permitted to establish a surcharge to recover the costs incurred under the letter of intent. Also, MP and PE indicated that if a reasonable agreement cannot be reached, they will notify the WVPSC. The WVPSC requested an update by May 24, 2023.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. On April 24, 2023, MP and PE sought final tariff approval from the WVPSC for three of the five solar sites, representing 30 MWs of generation, and requested approval of a surcharge to recover any costs above the final approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $110 million.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense by $75.5 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established. Evidentiary hearings have been set for August 23-25, 2023.

On March 2, 2023, the WVPSC ordered MP and PE to conduct a focused audit of the lobbying and image building expenses, including those related to HB 6, incurred by MP and PE from 2018 to 2022 and expenses included in the ENEC during the same time period. The WVPSC’s order also requires MP and PE to review and report on the findings set forth in the FERC Audit described below. The audit is expected to begin in June 2023.

FERC REGULATORY MATTERS

Under the Federal Power Act, FERC regulates rates for interstate wholesale sales and transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

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

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and AEPSC, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. ATSI disagrees with the OCC’s characterization and set forth its reasons for such disagreement in a combined motion to dismiss and answer that was filed with FERC on March 31, 2022. On that same date, AEP and Duke filed separate motions to dismiss and answers to the OCC complaint, and several other parties filed comments. ATSI filed a response to certain intervenors’ filings on April 28, 2022. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. On January 17, 2023, AEP and the OCC filed requests for rehearing, which were denied by FERC in orders dated February 17, and April 20, 2023. AEP and OCC have filed appeals of FERC’s orders in the Sixth Circuit. FirstEnergy is unable to predict the outcome of this proceeding, but it is not expected to have a material impact.

Transmission ROE Methodology

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy submitted comments through the Edison Electric Institute and as part of a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments on the proposed rule were filed on June 25, 2021, and reply comments were filed on July 26, 2021. The rulemaking remains pending before FERC. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the supplemental proposed rule. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to implement a forward-looking formula transmission rate, to be effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo filed uncontested settlement agreements with FERC on January 18, 2023. There is no timetable for FERC to rule on the settlement agreements. Also on January 18, 2023, MP, PE and WP filed a motion for interim rates to implement certain aspects of the settled rate. The interim rates were approved by the FERC Chief Administrative Law Judge and took effect on January 1, 2023. As a result of the filed settlement, FirstEnergy recognized a $25 million pre-tax charge during the fourth quarter of 2022, which reflects the difference between amounts originally recorded as assets and amounts which will ultimately be recovered from customers as a result of the pending settlement.

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

As of March 31, 2023, outstanding guarantees and other assurances aggregated approximately $1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($524 million) and other assurances ($451 million).

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

As of March 31, 2023, $54 million of net cash collateral has been posted by FE or its subsidiaries and is included in “Prepaid taxes and other current assets” on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $66 million of net cash collateral as of March 31, 2023, from certain generation suppliers, primarily due to the rise in power prices, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2023:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$62	$—	$62
Surety Bonds (Collateralized Amount) (1)	62	249	311
Total Exposure from Contractual Obligations	$124	$249	$373
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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On March 15, 2023, the EPA released a pre-publication version of the final rule, which would become effective 60 days after publication in the Federal Register. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the final rule, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

Climate Change

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHGs. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. There are several initiatives to reduce GHG emissions at the state, federal and international level. Certain northeastern states are participating in the Regional Greenhouse Gas Initiative and western states led by California, have implemented programs, primarily cap and trade mechanisms, to control emissions of certain GHGs. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

FirstEnergy has pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHGs within FirstEnergy’s direct operational control (Scope 1) by 2030, based on 2019 levels. Future resource plans to achieve carbon reductions, including potential changes in operations or any determination of retirement dates of the regulated coal-fired generating facilities, will be subject to the West Virginia legislation effective March 7, 2023, which requires prior approval from the West Virginia Public Energy Authority to decommission MP’s generating facilities, and may also be impacted by the potential acquisition of the Pleasants Power Station. FirstEnergy will work collaboratively with regulators in West Virginia to achieve its climate goals. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow. Furthermore, FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court held that the EPA’s regulation of GHGs under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. Public hearings on the proposed rules will be held in April 2023 and comments will be accepted through May 30, 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals and how final rules are ultimately implemented, compliance with these standards, could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility until 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for EH’s Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2023, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $97 million have been accrued through March 31, 2023, of which, approximately $62 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the U.S Court of Appeals for the Sixth Circuit seeking to appeal that order. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. On August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit. The cases had been stayed pending final resolution of the United States v. Larry

Householder, et al. criminal proceeding described above. The OAG renewed its earlier motion to lift the agreed-upon stay on March 9, 2023, and in an order dated March 15, 2023, the stay was lifted.

On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve the following shareholder derivative lawsuits relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County:

•Gendrich v. Anderson, et al. and Sloan v. Anderson, et al. (Common Pleas Court, Summit County, Ohio, all actions have been consolidated); on July 26, 2020 and July 31, 2020, respectively, purported stockholders of FE filed shareholder derivative action lawsuits against certain current and former FE directors and officers, alleging, among other things, breaches of fiduciary duty.
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

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which the S.D. Ohio granted on May 9, 2022. Subsequently, following a hearing on August 4, 2022, the S.D. Ohio granted final approval of the settlement on August 24, 2022. The settlement agreement is expected to resolve fully these shareholder derivative lawsuits and included a series of corporate governance enhancements.

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

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. On December 30, 2022, FERC approved a Stipulation and Consent Agreement that resolves the investigation. The agreement includes a FirstEnergy admission of violating FERC’s “duty of candor” rule and related laws, and obligates FirstEnergy to pay a civil penalty of $3.86 million, and to submit two annual compliance monitoring reports to FERC’s Office of Enforcement regarding improvements to FirstEnergy’s compliance programs. FE paid the civil penalty on January 4, 2023 and it will not be recovered from customers.

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

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its provider of last resort, SOS, standard service offer and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,580 MWs of regulated electric generation capacity located primarily in West Virginia and Virginia. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.

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
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. As of March 31, 2023, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of March 31, 2023, Corporate/Other had approximately $5.7 billion of FE holding company debt.

Financial information for FirstEnergy’s business segments and reconciliations to consolidated amounts is presented below:

	Three Months Ended March 31,
(In millions)	2023	2022
External revenues
Regulated Distribution	$2,769	$2,532
Regulated Transmission	460	451
Corporate/Other	2	6
Reconciling Adjustments	—	—
Total external revenues	$3,231	$2,989

Internal revenues
Regulated Distribution	$57	$57
Regulated Transmission	1	2
Corporate/Other	—	—
Reconciling Adjustments	(58)	(59)
Total internal revenues	$—	$—

Total revenues	$3,231	$2,989

Depreciation
Regulated Distribution	$251	$235
Regulated Transmission	91	86
Corporate/Other	2	2
Reconciling Adjustments	17	17
Total depreciation	$361	$340

Amortization (deferral) of regulatory assets, net
Regulated Distribution	$(79)	$(38)
Regulated Transmission	(1)	1
Corporate/Other	—	—
Reconciling Adjustments	—	—
Total amortization (deferral) of regulatory assets, net	$(80)	$(37)

Equity method investment earnings
Regulated Distribution	$—	$—
Regulated Transmission	—	—
Corporate/Other	56	12
Reconciling Adjustments	—	—
Total equity method investment earnings	$56	$12

Interest expense
Regulated Distribution	$146	$129
Regulated Transmission	59	59
Corporate/Other	75	89
Reconciling Adjustments	(17)	(2)
Total interest expense	$263	$275

	Three Months Ended March 31,
(In millions)	2023	2022
Income taxes (benefits)
Regulated Distribution	$56	$69
Regulated Transmission	40	41
Corporate/Other	(6)	(27)
Reconciling Adjustments	—	—
Total income taxes (benefits)	$90	$83

Earnings attributable to FE
Regulated Distribution	$236	$265
Regulated Transmission	114	125
Corporate/Other	(58)	(102)
Reconciling Adjustments	—	—
Total earnings attributable to FE	$292	$288

Capital investments
Regulated Distribution	$334	$336
Regulated Transmission	308	197
Corporate/Other	7	6
Reconciling Adjustments	—	—
Total capital investments	$649	$539

(In millions)	As of March 31, 2023	As of December 31, 2022
Assets
Regulated Distribution	$31,886	$31,749
Regulated Transmission	13,981	13,835
Corporate/Other	612	524
Reconciling Adjustments	—	—
Total assets	$46,479	$46,108

Goodwill
Regulated Distribution	$5,004	$5,004
Regulated Transmission	614	614
Corporate/Other	—	—
Reconciling Adjustments	—	—
Total goodwill	$5,618	$5,618

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

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into FE PA, a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies and is expected to realize increased regulatory and administrative efficiencies, streamlined operational functions and certain financing benefits. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC, which filings were submitted on March 6, 2023. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

The Regulated Distribution segment distributes electricity through FirstEnergy’s ten utility operating companies, serving approximately six million customers within 65,000 square miles of Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York, and purchases power for its provider of last resort, SOS, standard service offer and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland. This segment also controls 3,580 MWs of regulated electric generation capacity located primarily in West Virginia and Virginia. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain related costs.
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
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of March 31, 2023, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of March 31, 2023, Corporate/Other had approximately $5.7 billion of FE holding company debt.

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

As a fully regulated electric utility, FirstEnergy is focused on stable and predictable earnings and cash flow from its Regulated Distribution and Regulated Transmission businesses flowing through investments that deliver enhanced customer service and reliability.

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

FirstEnergy has an active regulatory calendar in 2023 and 2024 to support its regulated growth strategy and address the critical investments that support reliability and a smarter and cleaner electric grid, including:

•On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense by $75.5 million per year, primarily for regulated generation-related assets;
•On March 16, 2023, JCP&L filed a base rate case in New Jersey, which supports investments to strengthen the energy grid, enhance the customer experience, and provide assistance to low-income as well as senior citizen customers. Key proposals to the filing include: a distribution rate base of $3.0 billion, ROE of 10.4%, and a capital structure of debt/equity of 48%/52%. Additionally, JCP&L plans to file an infrastructure investment program by June 2023;
•On March 22, 2023, PE filed a base rate case in Maryland, which supports reliability investments through energy grid upgrades, ongoing tree trimming, infrastructure inspections, and low-income assistance programs. Key proposals to the filing include: a distribution rate base of $719 million, ROE of 10.6%, and a capital structure of debt/equity of 46.5%/53.5%;
•On April 5, 2023, the Ohio Companies sought approval from the PUCO for its ESP V. The proposed plan would maintain an eight-year term beginning June 1, 2024, and seeks to continue riders recovering costs associated with distribution infrastructure investments and approved grid modernization investments. ESP V additionally proposes new riders that would support reliability, and includes provisions supporting affordability and enhancing the customer experience;
•MP and PE expect to file a base rate case in West Virginia in the second quarter of 2023, which will support reliability investments, grid resiliency, an enhanced customer experience, and provide assistance to low-income customers; and
•FirstEnergy plans to continue its active regulatory filings in 2024 with base rate case filings in Ohio and potentially Pennsylvania.

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
•JCP&L awarded approximately $723 million of projects to connect clean energy generated by New Jersey's offshore wind farms to the power grid;
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

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into FE PA, a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC, which filings were submitted on March 6, 2023. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024. FirstEnergy is also evaluating the legal, financial, operational, and branding benefits of consolidating the Ohio Companies into a single Ohio utility company.

FE Forward is our ongoing effort of continuous improvement, including the strategic reduction of operating expenditures and continued reinvestment in a more diverse capital program in support of our long-term strategy. FirstEnergy will leverage other opportunities to reduce costs, such as filling only critical positions, and will explore other additional, sustainable opportunities, such as reducing contractor spend. Additionally, we will begin implementing our facility optimization plans, which focus on both cost savings and alignment with our flexible working arrangements, and will result in our exiting the General Office in Akron, Ohio, and other corporate facilities in Brecksville, Ohio, Greensburg, Pennsylvania, and Morristown, New Jersey beginning in 2024. Our corporate headquarters will remain in Akron, moving to our West Akron Campus, and we continue to explore real estate options and relocation opportunities for the other corporate facilities. As FirstEnergy continues to transform the business and implement initiatives to reduce cost, including the facility optimization plan, the impact of such actions may result in future impairments or other charges that may be significant. The result of our combined efforts will help build a stronger, more sustainable company for the near and long term.

On March 27, 2023, FirstEnergy announced that the FE Board had appointed Brian X. Tierney to the position of President and Chief Executive Officer, effective as of June 1, 2023. Mr. Tierney, 55, currently serves as Senior Managing Director and Global Head of Infrastructure Operations and Asset Management at Blackstone. Prior to joining Blackstone in July 2021, Mr. Tierney spent 23 years with AEP. John W. Somerhalder II will cease serving as Interim President and Chief Executive Officer at the conclusion of May 31, 2023, and will continue to serve as the Chair of the FE Board.

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

As part of our Climate Strategy, we have pledged to achieve carbon neutrality by 2050, with an interim 30% reduction in GHGs by 2030 based on 2019 levels. This GHG goal addresses company-wide emissions within our direct operational control, also known as Scope 1 emissions, across our transmission, distribution and regulated generation operations.

Key steps in working toward carbon neutrality by 2050 include:

•Reducing Sulfur Hexafluoride Emissions: We're working to repair or replace, as appropriate, transmission breakers that leak sulfur hexafluoride, which is a gas commonly used by energy companies as an electrical insulating material and arc extinguisher in high-voltage circuit breakers and switchgear. If escaped to the atmosphere, it acts as a potent GHG with a global warming potential significantly greater than CO2;
•Electrifying our Vehicle Fleet: We’re targeting 30% electrification of our light-duty and aerial truck fleet by 2030 and 100% electrification by 2050. To reach our electrification goal, we’re striving for 100% electric or hybrid vehicle purchases for our light-duty and aerial truck fleet moving forward, beginning with the first hybrid electric vehicle additions to the fleet in 2021; and
•Transitioning Away from Coal Generation: We've committed to moving beyond coal-fired generation no later than 2050.

Future resource plans to achieve carbon reductions, including potential changes in operations or any determination of retirement dates of the regulated coal-fired generating facilities, will be subject to the West Virginia legislation effective March 7, 2023, which requires prior approval from the West Virginia Public Energy Authority to decommission MP’s generating facilities, and may also be impacted by the potential acquisition of the Pleasants Power Station. We will work collaboratively with regulators in West Virginia to achieve our climate goals. Determination of the useful life of the regulated coal-fired generating facilities could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow.

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

The OAG, certain FE shareholders and FE customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve multiple shareholder derivative lawsuits that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County. On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio. On August 23, 2022, the S.D. Ohio granted final approval of the settlement. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022 and the motion is under consideration by the S.D. Ohio. The N.D. Ohio matter remains pending. The settlement agreement is expected to fully resolve these shareholder derivative lawsuits and includes a series of corporate governance enhancements.

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

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended March 31,
	2023	2022	Change

Revenues	$3,231	$2,989	$242	8%

Operating expenses	2,680	2,430	250	10%

Other expenses, net	(151)	(188)	37	20%

Income taxes	90	83	7	8%

Income attributable to noncontrolling interest	18	—	18	NM

Earnings attributable to FE	$292	$288	$4	1%

* NM = not meaningful

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 9, “Segment Information,” of the Notes to Consolidated Financial Statements.

Summary of Results of Operations — First Three Months of 2023 Compared with First Three Months of 2022

Financial results for FirstEnergy’s business segments in the first three months of 2023 and 2022 were as follows:

First Three Months 2023 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,772	$460	$(43)	$3,189
Other	54	1	(13)	42
Total Revenues	2,826	461	(56)	3,231

Operating Expenses:
Fuel	133	—	—	133
Purchased power	1,120	—	4	1,124
Other operating expenses	786	89	(29)	846
Provision for depreciation	251	91	19	361
Deferral of regulatory assets, net	(79)	(1)	—	(80)
General taxes	219	65	12	296
Total Operating Expenses	2,430	244	6	2,680

Other Income (Expense):
Equity method investment earnings	—	—	56	56
Miscellaneous income (expense), net	34	2	(1)	35
Interest expense	(146)	(59)	(58)	(263)
Capitalized financing costs	8	12	1	21
Total Other Expense	(104)	(45)	(2)	(151)

Income taxes (benefits)	56	40	(6)	90

Income attributable to noncontrolling interest	—	18	—	18

Earnings (Loss) Attributable to FE	$236	$114	$(58)	$292

First Three Months 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,532	$451	$(39)	$2,944
Other	57	2	(14)	45
Total Revenues	2,589	453	(53)	2,989

Operating Expenses:
Fuel	140	—	—	140
Purchased power	870	—	5	875
Other operating expenses	798	90	(68)	820
Provision for depreciation	235	86	19	340
Amortization (deferral) of regulatory assets, net	(38)	1	—	(37)
General taxes	215	66	11	292
Total Operating Expenses	2,220	243	(33)	2,430

Other Income (Expense):
Debt redemption costs	—	—	(38)	(38)
Equity method investment earnings	—	—	12	12
Miscellaneous income, net	85	6	3	94
Interest expense	(129)	(59)	(87)	(275)
Capitalized financing costs	9	9	1	19
Total Other Expense	(35)	(44)	(109)	(188)

Income taxes (benefits)	69	41	(27)	83

Income attributable to noncontrolling interest	—	—	—	—

Earnings (Loss) Attributable to FE	$265	$125	$(102)	$288

Changes Between First Three Months 2023 and First Three Months 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$240	$9	$(4)	$245
Other	(3)	(1)	1	(3)
Total Revenues	237	8	(3)	242

Operating Expenses:
Fuel	(7)	—	—	(7)
Purchased power	250	—	(1)	249
Other operating expenses	(12)	(1)	39	26
Provision for depreciation	16	5	—	21
Amortization (deferral) of regulatory assets, net	(41)	(2)	—	(43)
General taxes	4	(1)	1	4
Total Operating Expenses	210	1	39	250

Other Income (Expense):
Debt redemption costs	—	—	38	38
Equity method investment earnings	—	—	44	44
Miscellaneous income (expense), net	(51)	(4)	(4)	(59)
Interest expense	(17)	—	29	12
Capitalized financing costs	(1)	3	—	2
Total Other Expense	(69)	(1)	107	37

Income taxes (benefits)	(13)	(1)	21	7

Income attributable to noncontrolling interest	—	18	—	18

Earnings (Loss) Attributable to FE	$(29)	$(11)	$44	$4

Regulated Distribution — First Three Months of 2023 Compared with First Three Months of 2022

Regulated Distribution’s earnings attributable to FE decreased $29 million in the first three months of 2023, as compared to the same period of 2022, primarily resulting from lower weather-related customer usage, higher pension and OPEB expenses, and higher interest expense, partially offset by higher revenues from capital investment programs, higher weather-adjusted customer usage and demands and lower other operating expenses.

Revenues —

The $237 million increase in total revenues resulted from the following sources:

	For the Three Months Ended March 31,
Revenues by Type of Service	2023	2022	Increase (Decrease)
	(In millions)
Distribution services	$1,330	$1,348	$(18)

Generation sales:
Retail	1,395	1,094	301
Wholesale	47	90	(43)
Total generation sales	1,442	1,184	258

Other	54	57	(3)
Total Revenues	$2,826	$2,589	$237
Distribution services revenues decreased $18 million in the first three months 2023, as compared to the same period of 2022, primarily resulting from lower weather-related customer usage and lower transmission recovery, partially offset by higher revenues from capital investment programs, higher weather-adjusted customer usage and demands, lower customer refunds and credits associated with the PUCO-approved Ohio Stipulation and other rider rate adjustments at the Pennsylvania Companies, which has no material impact to current period earnings, and higher rates associated with riders in Ohio and Pennsylvania for the recovery of certain capital investment programs.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended March 31,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2023	2022	(Decrease)	2023	2022	Increase (Decrease)
Residential	13,941	15,213	(8.4)%	15,982	15,170	5.4%
Commercial (1)	8,632	9,291	(7.1)%	9,403	9,265	1.5%
Industrial	13,511	13,583	(0.5)%	13,511	13,583	(0.5)%
Total Electric Distribution MWH Deliveries	36,084	38,087	(5.3)%	38,896	38,018	2.3%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by lower weather-related customer usage. Heating degree days in the first three months of 2023 were 18% below the same period of 2022 and 19% below normal. Decreases in industrial deliveries were primarily from plastics and rubber manufacturing, nonmetallic mineral manufacturing, chemical manufacturing and fabricated metal sectors.

Compared to pre-pandemic levels in 2019, weather-adjusted residential distribution deliveries for the first three months of 2023 increased 5%, while commercial and industrial deliveries decreased 3% and 4%, respectively.

The following table summarizes the price and volume factors contributing to the $258 million increase in generation revenues for the first three months of 2023, as compared to the same period of 2022:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$76
Change in prices	225
301
Wholesale:
Change in sales volumes	(16)
Change in prices	1
Capacity revenue	(28)
(43)
Change in Generation Revenues	$258

The increase in retail generation sales volumes was primarily due to decreased customer shopping in New Jersey and Ohio, partially offset by lower weather-related usage. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the first three months of 2023, as compared to the same period of 2022, decreased to 39% from 45% in New Jersey and to 58% from 83% in Ohio. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates. Retail generation sales, excluding those in West Virginia, have no material impact to earnings.

Wholesale generation revenues decreased $43 million in the first three months of 2023, as compared to the same period in 2022, primarily due to lower capacity revenues and sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to current period earnings.

Operating Expenses —

Total operating expenses increased $210 million, primarily due to the following:

•Fuel costs decreased $7 million during the first three months of 2023, as compared to the same period of 2022, primarily due to lower generation output, partially offset by higher unit costs. Due to the ENEC, fuel expense has no material impact on current period earnings.

•Purchased power costs, which have no material impact on current period earnings, increased $250 million during the first three months of 2023, as compared to the same period of 2022, primarily due to higher prices and increased volumes as described above, partially offset by lower capacity expenses.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases:
Change due to unit costs	$107
Change due to volumes	168
275
Capacity	(25)
Change in Purchased Power Costs	$250

•Other operating expenses decreased $12 million in the first three months of 2023, as compared to the same period of 2022, primarily due to:

•Lower other operating and maintenance expenses of $25 million, primarily associated with lower employee benefits and vegetation contractor spend.
•Lower network transmission expenses of $9 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher storm expenses of $4 million, nearly all of which was deferred.
•Higher vegetation management in West Virginia, energy efficiency and other state mandated program costs of $4 million, which are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher uncollectible expenses of $14 million, of which $11 million was deferred for future recovery.

•Depreciation expense increased $16 million in the first three months of 2023, as compared to the same period of 2022, primarily due to a higher asset base.

•Amortization (deferral) of regulatory assets, net decreased $41 million in the first three months of 2023, as compared to the same period of 2022, primarily due to:

•$30 million decrease due to lower transmission related amortization and deferrals,
•$12 million decrease due to lower energy efficiency related deferrals,
•$8 million decrease due to higher deferred uncollectible expenses,
•$18 million related to net decreases in recovery of certain program costs and other amortizations, and
•$6 million decrease due to higher deferral of storm related expenses, partially offset by
•$33 million increase due to the absence of the customer refunds associated with the Ohio Stipulation.

•General taxes increased $4 million in the first three months of 2023, as compared to the same period of 2022, primarily due to higher gross receipts taxes, partially offset by lower Ohio property taxes.

Other Expense —

Other expense increased $69 million in the first three months of 2023, as compared to the same period of 2022, primarily due to higher pension and OPEB non-service costs, higher borrowings under the revolving credit facilities, higher rates on regulated money pool borrowings, and higher interest from long-term debt issuances since the first quarter of 2022.

Income Taxes —

Regulated Distribution’s effective tax rate was 19.2% and 20.7% for the three months ended March 31, 2023 and 2022, respectively.

Regulated Transmission — First Three Months of 2023 Compared with First Three Months of 2022

Regulated Transmission’s earnings attributable to FE decreased $11 million in the first three months of 2023, as compared to the same period of 2022, primarily due to the 19.9% minority equity interest sale in FET that closed in May 2022, and charges resulting from ongoing audits and proceedings, partially offset by higher rate base and lower net financing costs.

Revenues —

Total revenues increased $8 million, primarily due to the recovery of higher rate base and operating expenses, partially offset by the absence of a formula rate adjustment at JCP&L in the first quarter of 2022.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended March 31,
Revenues by Transmission Asset Owner	2023	2022	Increase (Decrease)
	(In millions)
ATSI	$226	$217	$9
TrAIL	67	65	2
MAIT	89	79	10
JCP&L	43	60	(17)
MP, PE and WP	36	32	4
Total Revenues	$461	$453	$8

Operating Expenses —

Total operating expenses increased $1 million in the first three months of 2023, as compared to the same period of 2022, primarily due to higher depreciation from a higher asset base partially offset by lower operating and maintenance expenses. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $1 million in the first three months of 2023, as compared to the same period of 2022, primarily due to higher pension and OPEB non-service costs partially offset by higher capitalized financing cost.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.3% and 24.7% for the three months ended March 31, 2023 and 2022, respectively.
Corporate / Other — First Three Months of 2023 Compared with First Three Months of 2022

Financial results at Corporate/Other resulted in a $44 million decrease in loss attributable to FE in the first three months of 2023, as compared to the same period of 2022. This was primarily due to higher investment earnings on FEV’s equity method investment in Global Holding and corporate-owned life insurance policies, and lower interest and debt redemption expenses from the redemption of FE notes during 2022. These were partially offset by higher other operating expenses primarily associated with the cancellation of a sponsorship agreement, higher investigation and other related costs, higher pension and OPEB non-service costs, and lower income tax benefits.

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

The following table provides information about the composition of net regulatory assets and liabilities as of March 31, 2023, and December 31, 2022, and the changes during the three months ended March 31, 2023:

Net Regulatory Assets (Liabilities) by Source	March 31, 2023	December 31, 2022	Change
	(In millions)
Customer payables for future income taxes	$(2,420)	$(2,463)	$43
Spent nuclear fuel disposal costs	(86)	(83)	(3)
Asset removal costs	(684)	(675)	(9)
Deferred transmission costs	69	50	19
Deferred generation costs	262	235	27
Deferred distribution costs	173	164	9
Storm-related costs	702	683	19
Pandemic-related costs	53	63	(10)
Energy efficiency program costs	114	94	20
New Jersey societal benefit costs	92	94	(2)
Vegetation management costs	65	63	2
Other	(21)	(39)	18
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,681)	$(1,814)	$133

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

Deferred transmission costs - Reflects differences between revenues earned based on actual costs for FirstEnergy’s formula-rate transmission subsidiaries and the amounts billed, including amounts expected to be refunded to, or recoverable from, wholesale transmission customers resulting from the FERC Audit, as further described below, which amounts are recorded as a regulatory asset or liability and recovered or refunded, respectively, in subsequent periods. Also included is the recovery of non-market based costs or fees charged to certain of the Utilities by various regulatory bodies including FERC and RTOs, which can include PJM charges and credits for service including, but not limited to, procuring transmission services and transmission enhancement.

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

Deferred distribution costs - Relates to the Ohio Companies' deferral of certain distribution-related expenses, including interest (amortized through 2034), costs related to the AMI and electric vehicle programs in New Jersey, and smart meters program in Pennsylvania.

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $221 million and $206 million are currently being recovered through rates as of March 31, 2023 and December 31, 2022, respectively.

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

Vegetation management costs - Relates to regulatory assets associated with the recovery of certain distribution vegetation management costs in New Jersey and West Virginia as well as certain transmission vegetation management costs at MAIT, ATSI and WP/PE, which are amortized through 2024, 2030 and 2036, respectively.

The following table provides information about the composition of net regulatory assets that do not earn a current return as of March 31, 2023 and December 31, 2022, of which approximately $535 million and $511 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return	March 31, 2023	December 31, 2022	Change
	(In millions)
Deferred transmission costs	$7	$8	$(1)
Deferred generation costs	266	262	4
Deferred distribution costs	37	27	10
Storm-related costs	576	568	8
Pandemic-related costs	70	70	—
Vegetation management costs	57	52	5
Other	9	10	(1)
Regulatory Assets Not Earning a Current Return	$1,022	$997	$25
CAPITAL RESOURCES AND LIQUIDITY

FirstEnergy’s business is capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments and potential contributions to its pension plan.

FE and its distribution and transmission subsidiaries expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2023 and beyond, FE and its distribution and transmission subsidiaries expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by FE and certain of its distribution and transmission subsidiaries to, among other things, fund capital expenditures and other capital-like investments, and refinance short-term and maturing long-term debt, subject to market conditions and other factors. In certain instances, FE may utilize instruments other than senior notes to fund its liquidity and capital requirements, including hybrid securities.

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

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into FE PA, a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies and is expected to realize increased regulatory and administrative efficiencies, streamlined operational functions and certain financing benefits. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC, which filings were submitted on March 6, 2023. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

In light of the FET P&SA I transaction completed in 2022 and the FET P&SA II announced earlier this year, FirstEnergy does not currently anticipate the need to issue additional equity through 2025, with the exception of annual issuances of up to $100 million under regular dividend reinvestment plans and employee benefit stock investment plans.

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

As of March 31, 2023, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, currently payable long-term debt, short-term borrowings, and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

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

FirstEnergy’s 2021 Credit Facilities, as amended by the 2023 Amendments, bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. Interest rates have increased significantly, which has caused the rate and interest expense on borrowings under the 2021 Credit Facilities, as amended by the 2023 Amendments, to be significantly higher. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

FirstEnergy had $550 million and $100 million of outstanding short-term borrowings as of March 31, 2023 and December 31, 2022, respectively. FirstEnergy’s available liquidity from external sources as of April 24, 2023, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FE and FET	October 2026	$1,000	$442
Ohio Companies	October 2026	800	650
Pennsylvania Companies	October 2026	950	950
JCP&L	October 2026	500	499
MP and PE	October 2026	400	400
Transmission Companies	October 2026	850	850
	Subtotal	$4,500	$3,791
Cash and cash equivalents		—	130
	Total	$4,500	$3,921

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2023:

Individual Borrower		Regulatory Debt Limitations	Credit Facility Limitations
		(in millions)
FE		N/A	$1,000
ATSI	(1)	$500	350
CEI	(1)	500	300
FET		N/A	1,000
JCP&L	(1)	500	500
ME	(1)	500	350
MAIT	(1)	400	350
MP	(1)	500	250
OE	(1)	500	300
PN	(1)	300	300
Penn	(1)	150	100
PE	(1)	150	150
TE	(1)	300	200
TrAIL	(1)	400	150
WP	(1)	300	200

(1) Includes amounts which may be borrowed under the regulated companies’ money pool.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower’s borrowing sublimit. As of March 31, 2023, FirstEnergy had $4 million in outstanding LOCs.

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

As of March 31, 2023, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the 2021 Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. Interest rates have increased significantly, which has caused the rate and interest expense on borrowings under the 2021 Credit Facilities, as amended by the 2023 Amendments, to be significantly higher. The average interest rate for borrowings through the first quarter of 2023 and 2022 was 5.84% and 0.37%, respectively, per annum for the regulated companies’ money pool and 5.19% and 0.52%, respectively, per annum for the unregulated companies’ money pool.

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of April 24, 2023:

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

Debt capacity is subject to the consolidated interest coverage ratio in the 2021 Credit Facilities. As of March 31, 2023, FirstEnergy could incur approximately $790 million of incremental interest expense or incur a $2.0 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements by the 2021 Credit Facilities.

Cash Requirements and Commitments

FirstEnergy has certain obligations and commitments to make future payments under contracts. For an in-depth discussion of FirstEnergy’s cash requirements and commitments, see “Capital Resources and Liquidity - Cash Requirements and

Commitments" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within FirstEnergy’s Form 10-K for the year ended December 31, 2022 (filed on February 13, 2023).

Changes in Cash Position

As of March 31, 2023, FirstEnergy had $177 million of cash and cash equivalents and $29 million of restricted cash compared to $160 million of cash and cash equivalents and $46 million of restricted cash as of December 31, 2022, on the Consolidated Balance Sheets.

Cash Flows From Operating Activities

FirstEnergy’s most significant sources of cash are derived from electric service provided by its distribution and transmission operating subsidiaries. The most significant use of cash from operating activities is buying electricity to serve non-shopping customers, return of cash collateral associated with certain generation suppliers that serve shopping customers, and paying fuel suppliers, employees, tax authorities, lenders and others for a wide range of materials and services.

Cash provided from (used for) operating activities was $(112) million compared to $355 million in the first three months of 2023 and 2022, respectively. Cash flows from operating activities were a net outflow in the first quarter of 2023, primarily due to the timing of accounts payable payments for purchased power and the return of $144 million in net cash collateral to generation suppliers previously received due to changes in power prices. Compared to the same period of 2022, the decrease is primarily due to:

•Higher accounts payable payments, primarily on generation energy purchases for certain customers,
•The return of cash collateral to certain generation suppliers that serve shopping customers that was previously received as a result of changes in power prices, partially offset by
•Higher cash dividend distributions received by FEV from its equity investment in Global Holding, and
•Lower customer refunds and credits associated with the PUCO-approved Ohio Stipulation.

Cash Flows From Investing Activities

Cash used for investing activities in the first three months of 2023 principally represented cash used for capital investments. The following table summarizes investing activities for the first three months of 2023 and 2022:

	For the Three Months Ended March 31,		Increase
Cash Used for Investing Activities	2023	2022	(Decrease)
	(In millions)
Capital investments:
Regulated Distribution	$334	$336	$(2)
Regulated Transmission	308	197	111
Corporate / Other	7	6	1
Asset removal costs	60	49	11
Other	7	4	3
	$716	$592	$124

Cash used for investing activities for the first three months of 2023 increased $124 million, compared to the same period of 2022, primarily due to capital investments.

Cash Flows From Financing Activities

In the first three months of 2023 and 2022, cash provided from (used for) financing activities was $828 million and $(964) million, respectively. The following table summarizes financing activities for the first three months of 2023 and 2022:

	For the Three Months Ended March 31,
Financing Activities	2023	2022
	(In millions)

New Issues:
Unsecured notes	$900	$—
FMBs	50	—
	$950	$—

Redemptions / Repayments:
Unsecured notes	$(300)	$(1,000)
FMBs	—	(25)
Senior secured notes	(21)	(21)
	$(321)	$(1,046)

Distributions to FET minority interest	$(17)	$—
Premiums on debt redemptions	—	(38)
Short-term borrowings, net	450	350
Common stock dividend payments	(223)	(222)
Other	(11)	(8)
	$828	$(964)

FirstEnergy had the following redemptions and issuances during the three months ended March 31, 2023:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (in Millions)	Description
Redemptions
ME	Unsecured Notes	March, 2023	3.50%	2023	$300	ME redeemed unsecured notes that became due.
Issuances
WP	FMBs	January, 2023	5.29%	2033	$50	Proceeds were used to repay borrowings outstanding under the regulated money pool, to finance capital expenditures and for other general corporate purposes.
MAIT	Unsecured Notes	February, 2023	5.39%	2033	$175	Proceeds were used to repay borrowings outstanding under the regulated money pool, to finance capital expenditures and for other general corporate purposes.
ME	Unsecured Notes	March, 2023	5.20%	2028	$425	Proceeds were used to repay short-term borrowings outstanding under the 2021 Revolving Credit Facility incurred to repay, at maturity, ME’s $300M 3.50% notes due 2023, to finance capital expenditures and for other general corporate purposes.
PN	Unsecured Notes	March, 2023	5.15%	2026	$300	Proceeds were used to repay short-term borrowings outstanding under the 2021 Revolving Credit Facility, to finance capital expenditures and for other general corporate purposes.

On April 20, 2023, ATSI priced $150 million of 5.13% unsecured notes due 2033. The notes will be funded on May 16, 2023. Proceeds of the issuance will be used to refinance existing debt, including amounts outstanding under the regulated companies’ money pool, for capital expenditures, and for other general corporate purposes.

FE or its affiliates may, from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FE or its affiliates may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of March 31, 2023, was approximately $1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$443
Vehicle leases	75
Other	6
524
FE’s Guarantees on Other Assurances
Surety Bonds	326
Deferred compensation arrangements	121
LOCs	4
451
Total Guarantees and Other Assurances	$975

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

As of March 31, 2023, $54 million of net cash collateral has been posted by FE or its subsidiaries and is included in “Prepaid taxes and other current assets” on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $66 million of net cash collateral as of March 31, 2023, from certain generation suppliers, primarily due to the rise in power prices, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2023:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$62	$—	$62
Surety bonds (collateralized amount) (1)	62	249	311
Total Exposure from Contractual Obligations	$124	$249	$373
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

The valuation of derivative contracts is based on observable market information. As of March 31, 2023, FirstEnergy has a net liability of $3 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of March 31, 2023, the FirstEnergy pension plan assets were allocated approximately as follows: 36% in equity securities, 14% in fixed income securities, 10% in alternatives, 12% in real estate, 16% in private debt/equity, 9% in derivatives and 3% in cash and short-term securities. Under current assumptions, including an expected future annual return on assets of 8.0%, FirstEnergy does not currently expect to have a required contribution to the pension plan. However, a decline in the value of pension plan assets could result in additional funding requirements and FirstEnergy may elect to contribute to the pension plan voluntarily. As of March 31, 2023, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 47% in equity securities, 49% in fixed income securities and 4% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the three months ended March 31, 2023, FirstEnergy’s pension and OPEB plan assets have gained approximately 6.9% and 4.6%, respectively, as compared to an annual expected return on plan assets of 8% and 7%, respectively.

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

The remaining components of pension and OPEB expense, primarily service costs, interest cost on obligations, expected return on plan assets and amortization of prior service costs, are set at the beginning of the calendar year and are recorded on a monthly basis. Changes in asset performance and discount rates will not impact these pension costs for 2023, however, future years could be impacted by changes in the market.

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of March 31, 2023, the spot rate was 5.00% and 4.92% for pension and OPEB obligations, respectively, as compared to 5.23% and 5.16% as of December 31, 2022, respectively.

Estimating the final discount rate and return or loss on plan assets as of the year-end remeasurement date is difficult to predict based on the currently volatile equity markets and rising interest rate environment. As a result, FirstEnergy is unable to determine or meaningfully project the mark-to-market adjustment, or estimate a reasonable range of adjustment, that will be recorded as of December 31, 2023.

FirstEnergy’s 2021 Credit Facilities, as amended by the 2023 Amendments, bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. Interest rates have increased significantly, which has caused the rate and interest expense on borrowings under the 2021 Credit Facilities, as amended by the 2023 Amendments, to be significantly higher.

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

CREDIT RISK

Credit risk is the risk that FirstEnergy would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FirstEnergy maintains credit policies and procedures with respect to counterparty credit (including a requirement that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. FirstEnergy has concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact FirstEnergy’s overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, Pennsylvania Companies, JCP&L or PE defaults on its obligation, the affected company would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, it is expected that appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. FirstEnergy’s credit policies to manage credit risk include the use of an established credit approval process, daily credit mitigation provisions, such as margin, prepayment or collateral requirements. FirstEnergy and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties’ credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.

OUTLOOK

    INCOME TAXES

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning in 2023. Accordingly, FirstEnergy made a first quarter estimated payment of AMT of approximately $49 million in April 2023. However, until final U.S. Treasury guidance is issued, the amount of AMT FirstEnergy pays could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation will also be subject to the discretion of the FERC and state public utility commissions. Any adverse development in this legislation, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could reduce FirstEnergy’s future cash flows and impact financial condition.

STATE REGULATION

Each of the Utilities' retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE in Virginia, ATSI in Ohio, and the Transmission Companies in Pennsylvania are subject to certain regulations of the VSCC, PUCO and PPUC, respectively. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state and/or local regulatory authorization to site, construct and operate the new transmission facility.

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

On March 22, 2023, PE filed a base rate case with the MDPSC, utilizing a test year based on twelve months of actual 2022 data. The base rate case requests an annual net increase in distribution revenues of $44 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. The rate case additionally requests approval to continue an Electric Distribution Investment Surcharge to fund three service reliability and resiliency programs, two new proposed programs to assist low-income customers and cost recovery of certain expenses associated with PE’s pilot electric vehicle charger program and its COVID-19 pandemic response. PE expects that new rates will be effective in the fourth quarter of 2023.

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2021-2023 EmPOWER Maryland program cycles to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2021-2023 EmPOWER Maryland plan continues and expands upon prior years' programs for a projected total investment of approximately $148 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. On October 28, 2022, PE submitted its plan, as ordered by the MDPSC, to recover all unamortized balances by the scheduled expiration of the EmPOWER program on December 31, 2029. At the further direction of the MDPSC, PE filed a revised plan on January 11, 2023. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding.

On April 17, 2023, PE submitted a proposal to the MDPSC seeking approval to end its PPA with the Warrior Run generating station. The PPA for Warrior Run was a requirement of the Public Utility Regulatory Policies Act of 1978. PE’s Maryland customers currently pay a surcharge on their electric bill in connection with the Warrior Run PPA, which fluctuates from year to year based on the difference between what PE pays for the output of the plant and what PE is able to recover by reselling that output into PJM. PE negotiated a termination of the PPA requiring it to pay Warrior Run, subject to MDPSC approval, a fixed amount of $51 million annually through 2029, for a total of $357 million. Since the termination fee would be recovered through the current surcharge, there would be no impact to FirstEnergy’s or PE’s earnings. Based on the submitted proposal to the MDPSC, net of the termination fee, ending the PPA is expected to save PE’s Maryland customers approximately $80 million in total.

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

On March 16, 2023, JCP&L filed a base rate case with the NJBPU, utilizing a test year based on six months of actual data for the second half of calendar year 2022, and six months of forecasted data for the first half of calendar year 2023. The rate case requests an annual net increase in base distribution revenues of approximately $185 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on 2023 expense) and the actual annual amount each year using the delayed recognition method. In addition to the above, JCP&L’s request includes, among other things, approval of two new proposed programs to assist low-income customers, cost recovery of certain investments and expenses associated with its electric vehicle and AMI programs, an update of its depreciation rates, modifications to its storm cost recovery, and tariff modifications to update standard construction costs. JCP&L expects that the revised rates will become effective by early 2024.

JCP&L has instituted energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act as approved by the NJBPU in April 2021. The NJBPU approved plans include recovery of lost revenues resulting from the programs and a three-year plan including total program costs of $203 million, of which $160 million of investment is recovered over a ten-year amortization period with a return as well as operations and maintenance expenses and financing costs of $43 million recovered on an annual basis.

On March 6, 2023, the NJBPU issued final rules modifying its regulations to reflect its CTA policy in base rate cases to: (i) calculate savings using a five-year look back from the beginning of the test year; (ii) allocate 100% of CTA savings to customers; and (iii) exclude transmission assets of EDCs in the savings calculation. The final rules of practice were applied by JCP&L in its most recent base rate case filing described above.

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 and continuing until the New Jersey Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. No moratorium on residential disconnections remains in effect for investor-owned electric utilities such as JCP&L. Legislation was enacted on March 25, 2022, prohibiting utilities from disconnecting electric service to customers that have applied for utility bill assistance before June 15, 2022 until such time as the state agency administering the assistance program makes a decision on the application and further requiring that all utilities offer a deferred payment arrangement meeting certain minimum criteria after the state agency’s decision on the application has been made.

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. Construction is expected to begin in 2025.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. ESP V proposes to continue providing power to non-shopping customers at market-based prices set through an auction process, with process enhancements designed to reduce costs to customers. ESP V also proposes to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual revenue cap increases of $15 to $21 million per year, based on reliability performance, and Rider AMI for recovery of approved grid modernization investments. ESP V proposes new riders to support continued maintenance of the distribution system, including vegetation management and storm restoration operating expense. In addition, ESP V proposes four-year energy efficiency and peak demand reduction programs for residential and commercial customers, with cost recovery spread over eight years. ESP V further includes a commitment to spend $52 million in total over the eight-year term, without recovery from customers, on initiatives to assist low-income customers, education and incentives to help ensure customers have good experiences with electric vehicles, as well as investment in energy storage as a distribution asset if the Ohio Companies’ application to the DOE for funding under the Grid Innovation Program of the federal Infrastructure Investment and Jobs Act is accepted.

On May 16, 2022, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2021, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings.

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700 thousand smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV. On December 27, 2022, the Ohio Companies filed a motion with the PUCO requesting a procedural schedule that would facilitate the issuance of an order by year-end 2023.

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

On August 16, 2022, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the above pending HB 6- related matters for a period of six months, which request was granted by the PUCO on August 24, 2022. Unless otherwise ordered by the PUCO, the four cases are stayed in their entirety, including discovery and motions, and all related procedural schedules are vacated. On February 22, 2023, the U.S. Attorney for the Southern District of Ohio again requested that the PUCO stay the above pending HB-6 related matters for a period of six months, which request was granted by the PUCO on March 8, 2023. A rehearing request with respect to the granting of the additional stay is currently pending before the PUCO.

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

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. An evidentiary hearing was held on April 13, 2022, and on April 20, 2022, the parties filed a partial settlement with the PPUC resolving certain of the issues in the proceeding and setting aside the remainder of the issues to be resolved through briefing. The PPUC approved the partial settlement, without modification, on August 4, 2022. Under the 2023-2027 DSPs, supply is proposed to be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

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

Following the Pennsylvania Companies’ 2016 base rate proceedings, the PPUC ruled in a separate proceeding related to the DSIC mechanisms that the Pennsylvania Companies were not required to reflect federal and state income tax deductions related to DSIC-eligible property in DSIC rates. The decision was appealed to the Pennsylvania Supreme Court and in July 2021 the court upheld the Pennsylvania Commonwealth Court’s reversal of the PPUC’s decision and remanded the matter back to the PPUC for determination as to how DSIC calculations shall account for accumulated deferred income taxes and state taxes. The PPUC issued the order as directed.

On March 6, 2023, FirstEnergy filed applications with the PPUC, NYPSC and FERC seeking approval to consolidate the Pennsylvania Companies into a new, single operating entity. The PA Consolidation includes, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the retail utility operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC. On April 25, 2023, the PPUC’s presiding officers held a prehearing conference, which, among other things, set evidentiary hearings on August 10 and 11, 2023. Subject to receipt of all regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

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

On August 25, 2022, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $183.8 million beginning January 1, 2023, which represents a 12.2% increase to the rates then in effect. The increase was driven by an underrecovery during the review period (July 1, 2021, to June 30, 2022) of approximately $145 million due to higher coal, reagent, and emission allowance expenses. This filing additionally addresses, among other things, the WVPSC’s May 2022 request for a prudence review of current rates. At a hearing on December 8, 2022, the parties in the case presented a unanimous settlement to increase rates by approximately $92 million, effective January 1, 2023, and carry over to MP and PE’s 2023 ENEC case, approximately $92 million at a carrying charge of 4%. In an order dated December 30, 2022, the WVPSC approved the settlement with respect to the proposed rate increase, but MP and PE rates remain subject to a prudence review in their 2023 ENEC case. The order also instructed MP to evaluate the feasibility of purchasing the 1,200 MW Pleasants Power Station and file a summary of the evaluation, which MP and PE filed on March 31, 2023. Among other things, the filing by MP and PE, noted that the final analysis to determine if the proposed transaction would be in the best interests of MP, PE and their customers would not be complete before the currently scheduled date for Pleasants Power Station to close, proposed an interim solution to preserve Pleasants’ operations while MP and PE completed their analysis, and outlined certain WVPSC actions needed to facilitate the interim solution, including a temporary surcharge for costs to preserve its operations. Based on the

WVPSC procedural order, comments were filed on April 14, 2023, a public hearing was held on April 20, 2023, and an evidentiary hearing occurred on April 21, 2023. On April 24, 2023, the WVPSC issued an order approving MP and PE’s interim solution request, authorizing negotiations with the owner of Pleasants for a letter of intent, the terms of which will provide, among other things, for the reimbursement of certain expenses necessary to keep Pleasants in operating condition, and directing MP and PE to file the letter of intent for approval with the WVPSC. Should the WVPSC approve the letter of intent, it is expected that MP and PE will be permitted to establish a surcharge to recover the costs incurred under the letter of intent. Also, MP and PE indicated that if a reasonable agreement cannot be reached, they will notify the WVPSC. The WVPSC requested an update by May 24, 2023.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE from other customers through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. On April 24, 2023, MP and PE sought final tariff approval from the WVPSC for three of the five solar sites, representing 30 MWs of generation, and requested approval of a surcharge to recover any costs above the final approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $110 million.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense by $75.5 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established. Evidentiary hearings have been set for August 23-25, 2023.

On March 2, 2023, the WVPSC ordered MP and PE to conduct a focused audit of the lobbying and image building expenses, including those related to HB 6, incurred by MP and PE from 2018 to 2022 and expenses included in the ENEC during the same time period. The WVPSC’s order also requires MP and PE to review and report on the findings set forth in the FERC Audit described below. The audit is expected to begin in June 2023. See “Outlook - Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

FERC REGULATORY MATTERS

Under the Federal Power Act, FERC regulates rates for interstate wholesale sales and transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE, WP and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE, WP and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

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

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and AEPSC, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. ATSI disagrees with the OCC’s characterization and set forth its reasons for such disagreement in a combined motion to dismiss and answer that was filed with FERC on March 31, 2022. On that same date, AEP and Duke filed separate motions to dismiss and answers to the OCC complaint, and several other parties filed comments. ATSI filed a response to certain intervenors’ filings on April 28, 2022. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. On January 17, 2023, AEP and the OCC filed requests for rehearing, which were denied by FERC in orders dated February 17, and April 20, 2023. AEP and OCC have filed appeals of FERC’s orders in the Sixth Circuit. FirstEnergy is unable to predict the outcome of this proceeding, but it is not expected to have a material impact.

Transmission ROE Methodology

On March 20, 2020, FERC initiated a rulemaking proceeding on the transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act. FirstEnergy submitted comments through the Edison Electric Institute and as part of a consortium of PJM Transmission Owners. In a supplemental rulemaking proceeding that was initiated on April 15, 2021, FERC requested comments on, among other things, whether to require utilities that have been members of an RTO for three years or more and that have been collecting an “RTO membership” ROE incentive adder to file tariff updates that would terminate collection of the incentive adder. Initial comments on the proposed rule were filed on June 25, 2021, and reply comments were filed on July 26, 2021. The rulemaking remains pending before FERC. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the supplemental proposed rule. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis.

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to implement a forward-looking formula transmission rate, to be effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo filed uncontested settlement agreements with FERC on January 18, 2023. There is no timetable for FERC to rule on the settlement agreements. Also on January 18, 2023, MP, PE and WP filed a motion for interim rates to implement certain aspects of the settled rate. The interim rates were approved by the FERC Chief Administrative Law Judge and took effect on January 1, 2023. As a result of the filed settlement, FirstEnergy recognized a $25 million pre-tax charge during the fourth quarter of 2022, which reflects the difference between amounts originally recorded as assets and amounts which will ultimately be recovered from customers as a result of the pending settlement.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On March 15, 2023, the EPA released a pre-publication version of the final rule, which would become effective 60 days after publication in the Federal Register. Depending on the outcome of any appeals and how the EPA and the states ultimately implement the final rule, the future cost of compliance may materially impact FirstEnergy’s operations, cash flows and financial condition.

Climate Change

In September 2016, the U.S. joined in adopting the agreement reached on December 12, 2015, at the United Nations Framework Convention on Climate Change meetings in Paris to reduce GHGs. The Paris Agreement’s non-binding obligations to limit global warming to below two degrees Celsius became effective on November 4, 2016. On June 1, 2017, the Trump Administration announced that the U.S. would cease all participation in the Paris Agreement. On January 20, 2021, President Biden signed an executive order re-adopting the agreement on behalf of the U.S. There are several initiatives to reduce GHG emissions at the state, federal and international level. Certain northeastern states are participating in the Regional Greenhouse Gas Initiative and western states led by California, have implemented programs, primarily cap and trade mechanisms, to control emissions of certain GHGs. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

FirstEnergy has pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHGs within FirstEnergy’s direct operational control (Scope 1) by 2030, based on 2019 levels. Future resource plans to achieve carbon reductions, including potential changes in operations or any determination of retirement dates of the regulated coal-fired generating facilities, will be subject to the West Virginia legislation effective March 7, 2023, which requires prior approval from the West Virginia Public Energy Authority to decommission MP’s generating facilities, and may also be impacted by the potential acquisition of the Pleasants Power Station. FirstEnergy will work collaboratively with regulators in West Virginia to achieve its climate goals. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow. Furthermore, FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court held that the EPA’s regulation of GHGs under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. Public hearings on the proposed rules will be held in April 2023 and comments will be accepted through May 30, 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals and how final rules are ultimately implemented, compliance with these standards, could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility until 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for EH’s Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of March 31, 2023, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $97 million have been accrued through March 31, 2023, of which, approximately $62 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the U.S Court of Appeals for the Sixth Circuit seeking to appeal that order. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero and no additional customer bills will include new decoupling rider charges after February 8, 2021. On August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit. The cases had been stayed pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above. The OAG renewed its earlier motion to lift the agreed-upon stay on March 9, 2023, and in an order dated March 15, 2023, the stay was lifted.

On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve the following shareholder derivative lawsuits relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County:

•Gendrich v. Anderson, et al. and Sloan v. Anderson, et al. (Common Pleas Court, Summit County, Ohio, all actions have been consolidated); on July 26, 2020 and July 31, 2020, respectively, purported stockholders of FE filed shareholder derivative action lawsuits against certain current and former FE directors and officers, alleging, among other things, breaches of fiduciary duty.
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

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which the S.D. Ohio granted on May 9, 2022. Subsequently, following a hearing on August 4, 2022, the S.D. Ohio granted final approval of the settlement on August 24, 2022. The settlement agreement is expected to resolve fully these shareholder derivative lawsuits and included a series of corporate governance enhancements.

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

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division is conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. On December 30, 2022, FERC approved a Stipulation and Consent Agreement that resolves the investigation. The agreement includes a FirstEnergy admission of violating FERC’s “duty of candor” rule and related laws, and obligates FirstEnergy to pay a civil penalty of $3.86 million, and to submit two annual compliance monitoring reports to FERC’s Office of Enforcement regarding improvements to FirstEnergy’s compliance programs. FE paid the civil penalty on January 4, 2023 and it will not be recovered from customers.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 7, “Regulatory Matters,” and Note 8, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2022, which could materially affect FirstEnergy’s business, financial condition or future results.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

On April 27, 2023, FE, FET, the Utilities and the Transmission Companies entered into the 2023 Amendments to, among other things, (i) permit the sale from FE to Brookfield of an incremental 30% equity interest in FET for a purchase price of $3.5 billion, (ii) permit the consolidation of the Pennsylvania Companies into a new, single operating entity, FE PA, which will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies, and (iii) transition the benchmark interest rate for borrowings under the 2021 Credit Facilities from LIBOR to SOFR.

FE effectuated such 2023 Amendments by entering into the following:

•Amendment No. 1 and Consent and Limited Waiver to Credit Agreement, dated as of April 27, 2023, among FE and FET, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;
•Amendment No. 1 and Consent and Limited Waiver to Credit Agreement, dated as of April 27, 2023, among The Cleveland Electric Illuminating Company, Ohio Edison Company and The Toledo Edison Company, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;
•Amendment No. 1 and Consent and Limited Waiver to Credit Agreement, dated as of April 27, 2023, among Metropolitan Edison Company, Pennsylvania Electric Company, Pennsylvania Power Company and West Penn Power Company, as borrowers, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent;
•Amendment No. 1 to Credit Agreement, dated as of April 27, 2023, among Jersey Central Power & Light Company, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent;
•Amendment No. 1 to Credit Agreement, dated as of April 27, 2023, among Monongahela Power Company and The Potomac Edison Company, as borrowers, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent; and
•Amendment No. 1 and Consent and Limited Waiver to Credit Agreement, dated as of April 27, 2023, among American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC and Trans-Allegheny Interstate Line Company, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent

The foregoing descriptions of the 2023 Amendments above do not purport to be complete and are qualified in their entirety by reference to the agreements themselves.

ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	10.1
Purchase and Sale Agreement, dated as of February 2, 2023, among the FirstEnergy Corp., and FirstEnergy Transmission, LLC, and North American Transmission Company II L.P., and North American Transmission FINCO L.P., Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P. and Brookfield Super-Core Infrastructure Partners (ER) SCSp, as guarantors.

(A)(B)	10.2	Offer letter, dated March 26, 2023, between FirstEnergy Corp. and Brian X. Tierney
(A)	31.1	Certification of interim chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of interim chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
April 27, 2023

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer