Form 10-Q
period 2023-06-30
FIRSTENERGY CORP
filed 2023-08-01
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	As of June 30, 2023
Common Stock, $0.10 par value	573,362,380
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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FE PA	FirstEnergy Pennsylvania Electric Company
FESC	FirstEnergy Service Company, which provides legal, financial, and other corporate support services
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a former subsidiary of FET which, in May 2022, became a subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FET and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, FET, the Utilities and the Transmission Companies, on October 18, 2021
2023 Amendments	Collectively, the six separate amendments to the 2021 Credit Facilities entered into by FE, FET, the Utilities and the Transmission Companies, on April 27, 2023
2026 Convertible Notes	FE’s 4.00% convertible senior notes, due 2026
2031 Notes	FE’s 7.375% Notes, Series C, due 2031
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AEPSC	American Electric Power Service Corporation
AFS	Available-for-sale
AFSI	Adjusted Financial Statement Income
AFUDC	Allowance for Funds Used During Construction
AMI	Advance Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CAA	Clean Air Act
CCR	Coal Combustion Residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFIUS	Committee on Foreign Investments in the United States
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
COVID-19	Coronavirus disease
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CTA	Consolidated Tax Adjustment
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSIC	Distribution System Improvement Charge
DSP	Default Service Plan
EDC	Electric Distribution Company
EESG	Employee, Environmental, Social, and Corporate Governance
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
EH	Energy Harbor Corp.
ELG	Effluent Limitation Guideline
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
EPA	United States Environmental Protection Agency

EPS	Earnings Per Share
ESP IV	Electric Security Plan IV
ESP V	Electric Security Plan V
Exchange Act	Securities and Exchange Act of 1934, as amended
Facebook®	Facebook is a registered trademark of Facebook, Inc.
FASB	Financial Accounting Standards Board
FE Board	FE Board of Directors
FE Revolving Facility	FE and the Utilities’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
FERC	Federal Energy Regulatory Committee
FET Board	The Board of Directors of FET
FET LLC Agreement	Third Amended and Restated Limited Liability Company Operating Agreement of FET
FET Minority Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield will own 49.9% of FET
FET P&SA I	Purchase and Sale Agreement entered into on November 6, 2021, by and between FE, FET, Brookfield and the Brookfield Guarantors
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET and certain of its subsidiaries’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
FIP	Federal Implementation Plan(s) under the CAA
Fitch	Fitch Ratings Service
FMB	First Mortgage Bond
FTR	Financial Transmission Right
GAAP	Accounting Principles Generally Accepted in the United States of America
GHG	Greenhouse Gas
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kWh	Kilowatt-Hour
LIBOR	London Inter-Bank Offered Rate
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWH	Megawatt-hour
NCI	Noncontrolling Interest
N.D. Ohio	Federal District Court, Northern District of Ohio
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO Staff, and several other signatories
OOCIC	Ohio Organized Crime Investigations Commission, which is composed of members of the Ohio law enforcement community and is chaired by the OAG
OPEB	Other Post-Employment Benefits

OPIC	Other Paid-in Capital
OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies
PEER	FirstEnergy’s Program for Enhanced Employee Retirement
PJM	PJM Interconnection, LLC
PJM Tariff	PJM Open Access Transmission Tariff
PPA	Purchase Power Agreement
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
RFP	Request for Proposal
ROE	Return on Equity
RTO	Regional Transmission Organization
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	United States Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan(s) under the CAA
SLC	Special Litigation Committee of the FE Board
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
S&P	Standard & Poor’s Ratings Service
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
TMI-1	Three Mile Island Unit 1
Twitter®	Twitter is a registered trademark of Twitter, Inc.
VAR	Volt-Amps Reactive, the measuring unit for reactive power
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

v

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022

REVENUES:
Distribution services and retail generation	$2,375	$2,170	$5,055	$4,567
Transmission	518	440	978	891
Other	113	208	204	349
Total revenues (1)	3,006	2,818	6,237	5,807

OPERATING EXPENSES:
Fuel	140	190	273	330
Purchased power	894	802	2,018	1,677
Other operating expenses	885	896	1,731	1,716
Provision for depreciation	361	348	722	688
Deferral of regulatory assets, net	(33)	(129)	(113)	(166)
General taxes	278	264	574	556
Total operating expenses	2,525	2,371	5,205	4,801

OPERATING INCOME	481	447	1,032	1,006

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 6)	(36)	(118)	(36)	(156)
Equity method investment earnings (Note 1)	35	65	91	77
Miscellaneous income, net	43	95	78	189
Pension and OPEB mark-to-market adjustment (Note 4)	59	—	59	—
Interest expense	(276)	(265)	(539)	(540)
Capitalized financing costs	22	17	43	36
Total other expense	(153)	(206)	(304)	(394)

INCOME BEFORE INCOME TAXES	328	241	728	612

INCOME TAXES	74	49	164	132

NET INCOME	$254	$192	$564	$480

Income attributable to noncontrolling interest	19	5	37	5

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$235	$187	$527	$475

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3):
Basic	$0.41	$0.33	$0.92	$0.83
Diluted	$0.41	$0.33	$0.92	$0.83

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	573	571	573	571
Diluted	574	572	574	572

(1) Includes excise and gross receipts tax collections of $92 million and $91 million during the three months ended June 30, 2023 and 2022, respectively, and $201 million and $194 million during the six months ended June 30, 2023 and 2022, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2023	2022	2023	2022

NET INCOME	$254	$192	$564	$480

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(1)	(2)	(3)	(4)
Amortized losses on derivative hedges	2	8	2	8
Other comprehensive income (loss)	1	6	(1)	4
Income taxes on other comprehensive income (loss)	1	2	—	1
Other comprehensive income (loss), net of tax	—	4	(1)	3

COMPREHENSIVE INCOME	$254	$196	$563	$483

Comprehensive income attributable to noncontrolling interest	19	5	37	5

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$235	$191	$526	$478

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$171	$160
Restricted cash	43	46
Receivables-
Customers	1,271	1,455
Less — Allowance for uncollectible customer receivables	85	137
	1,186	1,318
Other, net of allowance for uncollectible accounts of $15 in 2023 and $11 in 2022	275	253
Materials and supplies, at average cost	449	421
Prepaid taxes and other	361	217
	2,485	2,415
PROPERTY, PLANT AND EQUIPMENT:
In service	48,963	47,850
Less — Accumulated provision for depreciation	13,671	13,258
	35,292	34,592
Construction work in progress	1,857	1,693
	37,149	36,285

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	638	622
Regulatory assets	311	33
Other	864	1,135
	7,431	7,408
TOTAL ASSETS	$47,065	$46,108

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$1,002	$351
Short-term borrowings	350	100
Accounts payable	1,200	1,503
Accrued interest	283	254
Accrued taxes	604	668
Accrued compensation and benefits	257	272
Customer deposits	223	223
Dividends payable	—	223
Other	230	364
	4,149	3,958
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	22,656	21,203
Accumulated deferred income taxes	4,392	4,202
Retirement benefits	1,516	2,335
Regulatory liabilities	1,519	1,847
Other	1,862	1,920
	31,945	31,507
TOTAL LIABILITIES	36,094	35,465

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 573,362,380 and 572,130,932 shares outstanding as of June 30, 2023 and December 31, 2022, respectively.	57	57
Other paid-in capital	11,140	11,322
Accumulated other comprehensive loss	(15)	(14)
Accumulated deficit	(672)	(1,199)
Total common stockholders’ equity	10,510	10,166
Noncontrolling interest	461	477
TOTAL EQUITY	10,971	10,643

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 8)

TOTAL LIABILITIES AND EQUITY	$47,065	$46,108

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six Months Ended June 30, 2023
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2023	572	$57	$11,322	$(14)	$(1,199)	$10,166	$477	$10,643
Net income	—	—	—	—	292	292	18	310
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)	—	(1)
Stock Investment Plan and share-based benefit plans	1	—	19	—	—	19	—	19
Cash dividends declared on common stock ($0.39 per share in March)	—	—	(223)	—	—	(223)	—	(223)
Distribution to FET minority interest	—	—	—	—	—	—	(17)	(17)
Balance, March 31, 2023	573	57	11,118	(15)	(907)	10,253	478	10,731
Net income	—	—	—	—	235	235	19	254
Stock Investment Plan and share-based benefit plans	—	—	22	—	—	22	—	22
Distribution to FET minority interest	—	—	—	—	—	—	(36)	(36)
Balance, June 30, 2023	573	$57	$11,140	$(15)	$(672)	$10,510	$461	$10,971

	Six Months Ended June 30, 2022
	Common Stock		OPIC	AOCI		Accumulated Deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2022	570	$57	$10,238	$(15)	0	$(1,605)	$8,675	$—	$8,675
Net income	—	—	—	—		288	288	—	288
Other comprehensive loss, net of tax	—	—	—	(1)		—	(1)	—	(1)
Stock Investment Plan and share-based benefit plans	1	—	20	—		—	20	—	20
Cash dividends declared on common stock ($0.39 per share in March)	—	—	(223)	—		—	(223)	—	(223)
Other	—	—	(4)	—		—	(4)	—	(4)
Balance, March 31, 2022	571	57	10,031	(16)		(1,317)	8,755	—	8,755
Net income	—	—	—	—		187	187	5	192
Other comprehensive income, net of tax	—	—	—	4		—	4	—	4
Stock Investment Plan and share-based benefit plans	—	—	25	—		—	25	—	25
FET minority interest sale, net of transaction costs	—	—	1,887	—		—	1,887	451	2,338
Balance, June 30, 2022	571	$57	$11,943	$(12)		$(1,130)	$10,858	$456	$11,314

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$564	$480
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	657	695
Deferred income taxes and investment tax credits, net	133	123
Retirement benefits, net of payments	(51)	(188)
Pension trust contribution	(750)	—
Pension and OPEB mark-to-market adjustment	(59)	—
Transmission revenue collections, net	(65)	23
Changes in current assets and liabilities-
Receivables	110	(109)
Materials and supplies	(28)	(44)
Prepaid taxes and other current assets	(128)	(121)
Accounts payable	(303)	239
Accrued taxes	(64)	(16)
Accrued interest	29	(28)
Accrued compensation and benefits	(65)	(85)
Other current liabilities	(14)	(5)
Collateral, net	(190)	262
Other	11	57
Net cash provided from (used for) operating activities	(213)	1,283

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(1,418)	(1,186)
Sales of investment securities held in trusts	18	16
Purchases of investment securities held in trusts	(24)	(22)
Asset removal costs	(117)	(97)
Other	(6)	8
Net cash used for investing activities	(1,547)	(1,281)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	2,600	—
Short-term borrowings, net	250	—
Redemptions and repayments-
Long-term debt	(515)	(2,745)
Proceeds from FET minority interest sale, net of transaction costs	—	2,348
Distributions to FET minority interest	(53)	—
Common stock dividend payments	(447)	(445)
Other	(67)	(139)
Net cash provided from (used for) financing activities	1,768	(981)

Net change in cash, cash equivalents, and restricted cash	8	(979)
Cash, cash equivalents, and restricted cash at beginning of period	206	1,511
Cash, cash equivalents, and restricted cash at end of period	$214	$532

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$143	$106

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, Penn (a wholly owned subsidiary of OE), JCP&L, ME, PN, FESC, MP, AGC (a wholly owned subsidiary of MP), PE and WP. Additionally, FET is a majority-owned subsidiary of FE, and is the parent company of ATSI, MAIT, PATH and TrAIL. In addition, FE holds all of the outstanding equity of other direct subsidiaries including FEV, which currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations.
On November 6, 2021, FirstEnergy, along with FET, entered into the FET P&SA I, with Brookfield and the Brookfield Guarantors, pursuant to which FET agreed to issue and sell to Brookfield at the closing, and Brookfield agreed to purchase from FET, certain newly issued membership interests of FET, such that Brookfield would own 19.9% of the issued and outstanding membership interests of FET, for a purchase price of $2.375 billion. The transaction closed on May 31, 2022. The difference between the cash consideration received, net of transaction costs of approximately $37 million, and the carrying value of the NCI of $451 million was recorded as an increase to OPIC. FirstEnergy presents the third-party investors’ ownership portion of FirstEnergy's net income, net assets and comprehensive income as NCI. NCI is included as a component of equity on the Consolidated Balance Sheets.

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

Economic Conditions

Economic conditions following the global pandemic have increased lead times across numerous material categories, with some as much as doubling from pre-pandemic lead times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition.

Sale of Equity Interest in FirstEnergy Transmission, LLC

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
Capitalized Financing Costs

For the three months ended June 30, 2023 and 2022, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $11 million of allowance for equity funds used during construction for both periods and $11 million and $6 million, respectively, of capitalized interest. For the six months ended June 30, 2023 and 2022, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $19 million and $24 million, respectively, of allowance for equity funds used during construction and $24 million and $12 million, respectively, of capitalized interest.
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
Equity method investments included within "Investments" on the Consolidated Balance Sheets were approximately $93 million and $90 million as of June 30, 2023 and December 31, 2022, respectively.

Global Holding - FEV currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales primarily focused on international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint venture’s economic performance. FEV's ownership interest is subject to the equity method of accounting. For the three months ended June 30, 2023 and 2022, pre-tax income related to FEV’s ownership in Global Holding was $35 million and $64 million, respectively, and $89 million and $76 million for the six months ended June 30, 2023 and 2022, respectively. FEV’s pre-tax equity earnings and investment in Global Holding are included in Corporate/Other for segment reporting.
As of June 30, 2023 and December 31, 2022, the carrying value of the equity method investment was $56 million and $57 million, respectively. During the six months ended June 30, 2023 and 2022, FEV received cash dividends from Global Holding of $90 million and $70 million, which were classified with “Cash from Operating Activities” on the Consolidated Statements of Cash Flow.
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of June 30, 2023 and December 31, 2022, the carrying value of the equity method investment was $18 million.
Reference Rate Reform

In March of 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): “Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (issued March 2020 and subsequently updated). This ASU, which introduces Topic ASC 848 to the FASB codification, provides temporary optional expedients and exceptions, that if elected, will ease the financial reporting burdens related to the market transition from LIBOR and other interbank offered rates to alternative reference rates.

On April 27, 2023, FE, FET, the Utilities and the Transmission Companies entered into the 2023 Amendments to, among other things, (i) permit the sale from FE to Brookfield of an incremental 30% equity interest in FET for a purchase price of $3.5 billion, (ii) permit the consolidation of the Pennsylvania Companies into a new, single operating entity, FE PA, which will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies, and (iii) transition the benchmark interest rate for borrowings under the 2021 Credit Facilities from LIBOR to SOFR. During the second quarter of 2023, FirstEnergy utilized the optional expedient within ASC 848 to account for the amendments to the credit facilities as a continuation of the existing contract without additional analysis.
New Accounting Pronouncements

Recently Issued Pronouncements - FirstEnergy is currently assessing the impact of new authoritative accounting guidance issued by the FASB that has not yet been adopted and the impact it will have on its financial statements and disclosures, as well as the potential to early adopt where applicable. The current expectation is that such new standards will not significantly impact FirstEnergy's financial reporting.

2. REVENUE

The following represents a disaggregation of revenue from contracts with customers for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Regulated Distribution
Retail generation and distribution services
Residential	$1,414	$1,310	$3,116	$2,852
Commercial	627	575	1,272	1,172
Industrial	353	312	706	595
Other	27	18	52	38
Wholesale	61	159	108	249
Other revenue from contracts with customers	32	29	56	55
Total revenues from contracts with customers	2,514	2,403	5,310	4,961
Other revenue unrelated to contracts with customers	28	23	58	54
Total Regulated Distribution	$2,542	$2,426	$5,368	$5,015

Regulated Transmission
ATSI	$242	$217	$468	$434
TrAIL	65	64	131	127
MAIT	99	77	188	156
JCP&L	57	46	100	106
MP, PE and WP	55	36	91	68
Total revenues from contracts with customers	518	440	978	891
Other revenue unrelated to contracts with customers	2	1	3	3
Total Regulated Transmission	$520	$441	$981	$894

Corporate/Other and Reconciling Adjustments (1)
Wholesale	$3	$8	$5	$14
Retail generation and distribution services (1)	(46)	(45)	(91)	(90)
Other revenue unrelated to contracts with customers (1)	(13)	(12)	(26)	(26)
Total Corporate/Other and Reconciling	$(56)	$(49)	$(112)	$(102)

FirstEnergy Total Revenues	$3,006	$2,818	$6,237	$5,807
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $10 million and $9 million for the three months ended June 30, 2023 and 2022, respectively. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $6 million and $2 million for the three months ended June 30, 2023 and 2022, respectively.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $21 million and $19 million for the six months ended June 30, 2023 and 2022, respectively. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $12 million and $11 million for the six months ended June 30, 2023 and 2022, respectively.

Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers of the Utilities. Billed and unbilled customer receivables as of June 30, 2023 and December 31, 2022, are included below:

Customer Receivables	June 30, 2023	December 31, 2022
	(In millions)
Billed	$625	$674
Unbilled	646	781
	1,271	1,455

Less: Uncollectible Reserve	85	137
Total Customer Receivables	$1,186	$1,318
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

During 2023, various regulatory actions, including extended installment plans, continue to impact the level of past due balances in certain states, resulting in the allowance for uncollectible accounts on receivables to remain elevated above 2019 pre-pandemic levels. However, normal collection activity has resumed and arrears levels continue to decline towards pre-pandemic levels. As a result, FirstEnergy recognized a $52 million decrease to its allowance during the first six months of 2023, of which $27 million was applied to existing deferred regulatory assets.

Activity in the allowance for uncollectible accounts on customer receivables for the six months ended June 30, 2023 and for the year ended December 31, 2022 are as follows:

(In millions)

Balance, January 1, 2022	$159
Provision for expected credit losses (1)	59
Charged to other accounts (2)	62
Write-offs	(143)
Balance, December 31, 2022	$137
Provision for expected credit losses (1)	(12)
Charged to other accounts (2)	18
Write-offs	(58)
Balance, June 30, 2023	$85
(1) Approximately $(13) million and $11 million of which was deferred for future recovery (refund) in the six months ended June 30, 2023 and the year ended December 31, 2022, respectively.
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

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards and convertible securities. The dilutive effect of outstanding share-based awards was computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period. The dilutive effect of the 2026 Convertible Notes, as further discussed in Note 6, “Fair Value Measurements” under Long-term debt and other long-term obligations, is computed using the if-converted method.

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of Basic and Diluted EPS	2023	2022	2023	2022

(In millions, except per share amounts)

Earnings attributable to FE	$235	$187	$527	$475

Share count information:
Weighted average number of basic shares outstanding	573	571	573	571
Assumed exercise of dilutive stock options and awards	1	1	1	1
Weighted average number of diluted shares outstanding	574	572	574	572

EPS attributable to FE:
Basic EPS	$0.41	$0.33	$0.92	$0.83
Diluted EPS	$0.41	$0.33	$0.92	$0.83

For the three and six months ended June 30, 2023 and 2022, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

The dilutive effect of the 2026 Convertible Notes is limited to the conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes being converted. For the three and six months ended June 30, 2023, there was no dilutive effect resulting from the 2026 Convertible Notes as the average market price of FE shares of common stock was below the initial conversion price of $46.81 per share. See Note 6, “Fair Value Measurements” for additional details on the 2026 Convertible Notes that were issued during the second quarter of 2023.
4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended June 30,	2023	2022	2023	2022
	(In millions)
Service costs	$35	$46	$—	$1
Interest costs	107	68	6	2
Expected return on plan assets	(142)	(164)	(8)	(10)
Amortization of prior service costs (credits)	1	—	(2)	(2)
Special termination benefits (1)	5	—	2	—
Pension and OPEB mark-to-market adjustment	(59)	—	—	—
Net periodic benefit credits	$(53)	$(50)	$(2)	$(9)
Net periodic benefit credits, net of amounts capitalized	$(70)	$(72)	$(3)	$(10)

(1) Related to benefits provided in connection with the PEER.

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Six Months Ended June 30,	2023	2022	2023	2022
	(In millions)
Service costs	$69	$92	$1	$2
Interest costs	216	136	11	5
Expected return on plan assets	(270)	(328)	(16)	(20)
Amortization of prior service costs (credits) (1)	1	1	(4)	(5)
Special termination benefits (2)	5	—	2	—
Pension and OPEB mark-to-market adjustment	(59)	—	—	—
Net periodic benefit credits	$(38)	$(99)	$(6)	$(18)
Net periodic benefit credits, net of amounts capitalized	$(73)	$(141)	$(7)	$(19)

(1) The income tax benefits associated with the pension and OPEB prior service costs amortized out of AOCI were $1 million for the six months ended June 30, 2023 and 2022.
(2) Related to benefits provided in connection with the PEER.

On May 9, 2023, FirstEnergy announced a voluntary retirement program for eligible non-bargaining employees, known as the PEER. More than 65% of eligible employees, totaling approximately 450 employees accepted the PEER, which included lump sum compensation equivalent to severance benefits, healthcare continuation costs and a temporary pension enhancement with most participating employees expected to depart by the end of 2023. The temporary pension enhancement and healthcare continuation costs are classified as special termination costs within net periodic benefit costs (credits). In addition to the PEER, FirstEnergy notified and involuntarily separated approximately 90 employees on May 9, 2023. Management expects the cost savings resulting from these initiatives to support FirstEnergy’s growth plans.

FirstEnergy’s pension and OPEB funding policy is based on actuarial computations using the projected unit credit method. On May 12, 2023, FirstEnergy made a $750 million voluntary cash contribution to the qualified pension plan. As a result of this contribution, FirstEnergy does not currently expect to have a required contribution to the pension plan through 2027 based on various assumptions, including an annual expected rate of return on assets of 8.0% in 2023. However, FirstEnergy may elect to contribute to the pension plan voluntarily.

FirstEnergy recognizes a pension and OPEB mark-to-market adjustment for the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement. The size of the voluntary contribution made on May 12, 2023, in relation to total pension assets triggered a remeasurement of the pension plan, and as a result, FirstEnergy recognized a non-cash, pre-tax pension mark-to-market adjustment gain of approximately $59 million in the second quarter of 2023. The pension mark-to-market adjustment primarily reflects higher than expected return on assets, partially offset by a 29 basis points decrease in the discount rate used to measure benefit obligations. The discount rate used to measure pension obligations was 4.94% as of April 30, 2023 and 5.23% as of December 31, 2022. The discount rate used to measure OPEB obligations was 5.16% as of December 31, 2022. Actual returns on the pension assets through the date of the voluntary contribution were approximately 7.7%, as compared to expected return on assets of 2.67% (8.0% on an annualized basis). FirstEnergy elected the practical expedient to remeasure pension plan assets and obligations as of April 30, 2023, which is the month-end closest to the date of the voluntary contribution.

Based on the following assumptions, FirstEnergy expects its 2023 pre-tax net periodic costs, including amounts capitalized and the $59 million pension mark-to-market adjustment gain in the second quarter of 2023, to be a credit of approximately $47 million.

Assumption	Pension	OPEB
Effective rate for interest costs on benefit obligations(1)	5.10%/4.80%	5.06%
Effective rate for service costs(1)	5.34%/5.11%	5.41%
Effective rate for interest on service costs(1)	5.22%/4.94%	5.33%
Annual expected rate of return on plan assets	8.00%	7.00%
(1) Pension rates effective for January 1, 2023 through April 30, 2023 and May 1, 2023 through December 31, 2023, respectively.
Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within “Miscellaneous income, net”, within “Other Income (Expense)” on FirstEnergy’s Consolidated Statements of Income.

5. INCOME TAXES
FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2023 and 2022. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following tables reconcile the effective tax rate to the federal income tax statutory rate for the three and six months ended June 30, 2023 and 2022:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2023	2022	2023	2022
	(In millions)
Income before income taxes	$328	$241	$728	$612
Federal income tax expense at statutory rate (21%)	$69	$51	$153	$129
Increases (reductions) in tax expense resulting from:
State income taxes, net of federal tax benefit	19	17	43	44
AFUDC equity and other flow-through	(4)	(7)	(9)	(14)
Excess deferred tax amortization due to the Tax Act	(16)	(15)	(32)	(31)
Valuation allowances	—	—	—	34
Remeasurement of state deferred taxes	—	—	—	(26)
Other, net	6	3	9	(4)
Total income taxes	$74	$49	$164	$132
Effective income tax rate	22.6%	20.3%	22.5%	21.6%

During the six months ended June 30, 2023, there was no change to FirstEnergy’s reserve for uncertain tax positions. As of June 30, 2023, it remains reasonably possible that approximately $25 million of unrecognized tax benefits may be resolved in the next twelve months as a result of settlements with taxing authorities or the statute of limitations expiring, of which $24 million would ultimately affect FirstEnergy’s effective tax rate.

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

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning in 2023. Accordingly, FirstEnergy made a first quarter estimated payment of AMT of approximately $49 million in April 2023. In June 2023, the U.S. Treasury issued additional guidance that eliminated the requirement of corporations to include AMT in quarterly estimated tax payments, pending further guidance on the application and administration of AMT. As a result of this guidance, current forecast of AMT obligation and the amount of AMT already paid in April 2023, FirstEnergy does not expect to make any additional AMT payments in 2023. Until final U.S. Treasury guidance is issued, the amount of AMT FirstEnergy pays could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation will also be subject to the discretion of the FERC and state public utility commissions. Any adverse development in this legislation, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could reduce FirstEnergy’s future cash flows and impact financial condition.

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of June 30, 2023, from those used as of December 31, 2022. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following table sets forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	June 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs (1)	$—	$—	$10	$10	$—	$—	$11	$11
Equity securities	2	—	—	2	2	—	—	2
U.S. state and municipal debt securities	—	269	—	269	—	266	—	266
Cash, cash equivalents and restricted cash (2)	214	—	—	214	206	—	—	206
Other (3)	—	41	—	41	—	40	—	40
Total assets	$216	$310	$10	$536	$208	$306	$11	$525

Liabilities
Derivative liabilities FTRs (1)	$—	$—	$(5)	$(5)	$—	$—	$(2)	$(2)
Total liabilities	$—	$—	$(5)	$(5)	$—	$—	$(2)	$(2)

Net assets	$216	$310	$5	$531	$208	$306	$9	$523
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Restricted cash of $43 million and $46 million as of June 30, 2023 and December 31, 2022, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of June 30, 2023, and December 31, 2022:

	June 30, 2023 (1)				December 31, 2022 (1)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$298	$—	$(29)	$269	$294	$—	$(28)	$266
(1) Excludes short-term cash investments of $5 million as of June 30, 2023 and December 31, 2022.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and six months ended June 30, 2023 and 2022, were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
	(In millions)
Sale proceeds	$17	$10	$18	$16
Realized gains	—	1	—	1
Realized losses	(1)	(1)	(2)	(2)
Interest and dividend income	3	3	6	6

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Earnings and losses associated with corporate-owned life insurance policies are reflected in “Miscellaneous Income, net” on FirstEnergy’s Consolidated Statements of Income. The total carrying value of other investments were $364 million and $351 million as of June 30, 2023, and December 31, 2022, respectively, and are excluded from the amounts reported above. See Note 1, "Organization and Basis of Presentation," for additional information on FirstEnergy's equity method investments.

For the three months ended June 30, 2023 and 2022, pre-tax income (expense) related to corporate-owned life insurance policies were $3 million and $(16) million, respectively, and $10 million and $(22) million for the six months ended June 30, 2023 and 2022, respectively. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(In millions)
Carrying value	$23,726	$21,641
Fair value	$21,921	$19,784

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of June 30, 2023, and December 31, 2022.

FirstEnergy had the following redemptions and issuances during the six months ended June 30, 2023:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions (1)
ME	Unsecured Notes	March, 2023	3.50%	2023	$300	ME redeemed unsecured notes that became due.
FE	Unsecured Notes	May, 2023	7.375%	2031	$194
FE repurchased approximately $194 million of the principal amount of its 2031 Notes through the open market for $228 million including a premium of approximately $34 million ($27 million after-tax). In addition, FE recognized approximately $2 million ($1 million after-tax) of deferred cash flow hedge losses associated with the FE debt redemptions.

Issuances
WP	FMBs	January, 2023	5.29%	2033	$50	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
MAIT	Unsecured Notes	February, 2023	5.39%	2033	$175	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
ME	Unsecured Notes	March, 2023	5.20%	2028	$425
Proceeds were used to repay short-term borrowings, including borrowings incurred to repay, at maturity, the $300 million aggregate principal amount of ME's 3.50% unsecured notes due March 15, 2023, to finance capital expenditures and for other general corporate purposes.

PN	Unsecured Notes	March, 2023	5.15%	2026	$300	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
ATSI	Unsecured Notes	May, 2023	5.13%	2033	$150	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes
FE	Unsecured Convertible Notes	May, 2023	4.00%	2026	$1,500	Proceeds were used to repay short-term borrowings, to repurchase a portion of its 2031 Notes, to fund the qualified pension plan and for other general corporate purposes.
(1) Excludes principal payments on securitized bonds.

Convertible Notes

As discussed above, on May 4, 2023, FE issued $1.5 billion aggregate principal amount of 2026 Convertible Notes, with a fixed interest rate of 4.00% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2026 Convertible Notes are unsecured and unsubordinated obligations of FE, and will mature on May 1, 2026, unless required to be converted or repurchased in accordance with their terms. However, FE may not elect to redeem the 2026 Convertible Notes prior to the maturity date. The 2026 Convertible Notes are included within “Long-term debt and other long-term obligations” on the FirstEnergy Consolidated Balance Sheets. Proceeds from the issuance were approximately $1.48 billion, net of issuance costs.

Prior to the close of business on the business day immediately preceding February 1, 2026, the 2026 Convertible Notes will be convertible at the option of the holders only under the following conditions:

•During any calendar quarter, if the last reported sale price of FE’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five consecutive business day period immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Convertible Notes for each trading day of such 10 trading day period was less than 98% of the product of the last reported sale price of FE’s common stock and the conversion rate on each such trading day; or
•Upon the occurrence of certain corporate events specified in the indenture governing the 2026 Convertible Notes.

On and after February 1, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Convertible Notes may convert all or any portion of their 2026 Convertible Notes at their option at any time at the conversion rate then in effect, irrespective of these conditions. FE will settle conversions of the 2026 Convertible Notes, if any, by paying cash up to the aggregate principal amount of the 2026 Convertible Notes being converted and by paying cash or delivering shares of FE’s common stock (or a combination of each), at its election, of its conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes being converted.

The conversion rate for the 2026 Convertible Notes will initially be 21.3620 shares of FE’s common stock per $1,000 principal amount of the 2026 Convertible Notes (equivalent to an initial conversion price of approximately $46.81 per share of FE’s common stock). The initial conversion price of the 2026 Convertible Notes represents a premium of approximately 20% over the last reported sale price of FE’s common stock on the New York Stock Exchange on May 1, 2023. The conversion rate and the corresponding conversion price will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. FE may not elect to redeem the 2026 Convertible Notes prior to the maturity date.

If FE undergoes a fundamental change (as defined in the relevant indenture), subject to certain conditions, holders of the 2026 Convertible Notes may require FE to repurchase for cash all or any portion of their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the relevant indenture). In addition, if certain fundamental changes occur, FE may be required, in certain circumstances, to increase the conversion rate for any 2026 Convertible Notes converted in connection with such fundamental changes by a specified number of shares of its common stock.

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

On March 22, 2023, PE filed a base rate case with the MDPSC, utilizing a test year based on twelve months of actual 2022 data. The base rate case requests an annual net increase in base distribution rates of $50.4 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. The rate case additionally requests approval to continue an Electric Distribution Investment Surcharge to fund three service reliability and resiliency programs, two new proposed programs to assist low-income customers and cost recovery of certain expenses associated with PE’s pilot electric vehicle charger program and its COVID-19 pandemic response. In July 2023, testimony was filed by the MDPSC Staff and the Maryland Office of People’s Counsel recommending a base distribution rate increase of $29.3 million and $19.8 million, respectively. Evidentiary hearings began July 18, 2023. PE expects that new rates will be effective in the fourth quarter of 2023.

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

On April 17, 2023, PE submitted a proposal to the MDPSC seeking approval to end its PPA with the Warrior Run generating station. The PPA for Warrior Run was a requirement of the Public Utility Regulatory Policies Act of 1978. PE’s Maryland customers currently pay a surcharge on their electric bill in connection with the Warrior Run PPA, which fluctuates from year to year based on the difference between what PE pays for the output of the plant and what PE is able to recover by reselling that output into PJM. PE negotiated a termination of the PPA requiring it to pay Warrior Run, subject to MDPSC approval, a fixed amount of $51 million annually through 2029, for a total of $357 million. During the second quarter of 2023, a liability was established for the $357 million termination fee, of which $55 million was included in “Other current liabilities” and $302 million in “Other non-current liabilities”, and as the cost of the termination fee will be recovered through the current surcharge, an offsetting regulatory asset was established on FirstEnergy’s Consolidated Balance Sheets, and results in no impact to FirstEnergy’s or PE’s current or future earnings and is expected to result in savings for PE’s Maryland customers. The MDPSC approved the termination on June 21, 2023, and the termination became effective on June 28, 2023.

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

On March 16, 2023, JCP&L filed a base rate case with the NJBPU, utilizing a test year based on six months of actual data for the second half of calendar year 2022, and six months of forecasted data for the first half of calendar year 2023. The rate case requests an annual net increase in base distribution revenues of approximately $185 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on 2023 expense) and the actual annual amount each year using the delayed recognition method. On June 2, 2023, JCP&L updated its base rate case to provide actual test-year data for the first quarter of calendar year 2023 and update its proposed annual net increase in base rate distribution revenues to approximately $193 million. In addition to the above, JCP&L’s request includes, among other things, approval of two new proposed programs to assist low-income customers, cost recovery of certain investments and expenses associated with its electric vehicle and AMI programs, an update of its depreciation rates, modifications to its storm cost recovery, and tariff modifications to update standard construction costs. A procedural schedule was adopted setting evidentiary hearings to be held the week of January 8, 2024.

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

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023, which deadline was extended until July 31, 2023. JCP&L filed its comments on July 31, 2023.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 and continuing until the New Jersey Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. No moratorium on residential disconnections remains in effect for investor-owned electric utilities such as JCP&L. Legislation was enacted on March 25, 2022, prohibiting utilities from disconnecting electric service to customers that have applied for utility bill assistance before June 15, 2022 until such time as the state agency administering the assistance program makes a decision on the application and further requiring that all utilities offer a deferred payment arrangement meeting certain minimum criteria after the state agency’s decision on the application has been made. On July 17, 2023, JCP&L submitted a stand-alone filing to recover approximately $31 million, through October 1, 2023, in incremental costs and interest incurred during the COVID-19 pandemic.

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. FERC staff subsequently requested additional information on JCP&L’s application, which JCP&L provided. An order from FERC is expected on or before August 21, 2023. Construction is expected to begin in 2025.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. ESP V proposes to continue providing power to non-shopping customers at market-based prices set through an auction process, with process enhancements designed to reduce costs to customers. ESP V also proposes to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual revenue cap increases of $15 to $21 million per year, based on reliability performance, and Rider AMI for recovery of approved grid modernization investments. ESP V proposes new riders to support continued maintenance of the distribution system, including vegetation management and storm restoration operating expense. In addition, ESP V proposes four-year energy efficiency and peak demand reduction programs for residential and commercial customers, with cost recovery spread over eight years. ESP V further includes a commitment to spend $52 million in total over the eight-year term, without recovery from customers, on initiatives to assist low-income customers, education and incentives to help ensure customers have good experiences with electric vehicles, as well as investment in energy storage as a distribution asset if the Ohio Companies’ application to the DOE for funding under the Grid Innovation Program of the federal Infrastructure Investment and Jobs Act is accepted. Hearings are scheduled to commence on November 7, 2023.

On May 16, 2022, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2021, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings.

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700 thousand smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV. Hearings are scheduled to commence on October 24, 2023.

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

On May 15, 2023, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2022, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings.

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

On March 6, 2023, FirstEnergy filed applications with the PPUC, NYPSC and FERC seeking approval to consolidate the Pennsylvania Companies into a new, single operating entity. The PA Consolidation includes, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the retail utility operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC. On April 25, 2023, the PPUC’s presiding officers held a prehearing conference, which, among other things, set evidentiary hearings on August 10 and 11, 2023. On March 27, 2023, a protest was filed in the FERC proceeding to which the Pennsylvania Companies responded. FERC is required to act on the Pennsylvania Companies’ application by September 1, 2023. Subject to receipt of all regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

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

On August 25, 2022, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $183.8 million beginning January 1, 2023, which represents a 12.2% increase to the rates then in effect. The increase was driven by an underrecovery during the review period (July 1, 2021, to June 30, 2022) of approximately $145 million due to higher coal, reagent, and emission allowance expenses. This filing additionally addresses, among other things, the WVPSC’s May 2022 request for a prudence review of current rates. At a hearing on December 8, 2022, the parties in the case presented a unanimous settlement to increase rates by approximately $92 million, effective January 1, 2023, and carry over to MP and PE’s 2023 ENEC case, approximately $92 million at a carrying charge of 4%. In an order dated December 30, 2022, the WVPSC approved the settlement with respect to the proposed rate increase, but MP and PE rates remain subject to a prudence review in their 2023 ENEC case. The order also instructed MP to evaluate the feasibility of purchasing the 1,200 MW Pleasants Power Station and file a summary of the evaluation, which MP and PE filed on March 31, 2023. Among other things, the filing by MP and PE, noted that the final analysis to determine if the proposed transaction would be in the best interests of MP, PE and their customers would not be complete before the currently scheduled date for Pleasants Power Station to close, proposed an interim solution to preserve Pleasants’ operations while MP and PE completed their analysis, and outlined certain WVPSC actions needed to facilitate the interim solution, including a temporary surcharge for costs to preserve its operations. Based on the WVPSC procedural order, comments were filed on April 14, 2023, a public hearing was held on April 20, 2023, and an evidentiary hearing occurred on April 21, 2023. On April 24, 2023, the WVPSC issued an order approving MP and PE’s interim solution request, authorizing negotiations with the owner of Pleasants for a letter of intent, the terms of which will provide, among other things, for the reimbursement of certain expenses necessary to keep Pleasants in operating condition, and directing MP and PE to file the letter of intent for approval with the WVPSC. Once approved, MP and PE expected to establish a surcharge to recover the costs incurred under the letter of intent. At the request of the WVPSC, MP and PE filed a status report on May 24, 2023, regarding the ongoing negotiations and MP and PE’s analysis. Subsequently, the owner of Pleasants entered into an agreement to sell Pleasants to an indirect wholly owned subsidiary of Omnis Global Technologies, LLC, which FERC approved on July 24, 2023. As a result, MP and PE are no longer reviewing the possible purchase of Pleasants and will update the WVPSC upon the completion of the sale to the Omnis subsidiary.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. On April 24, 2023, MP and PE sought final tariff approval from the WVPSC for three of the five solar sites, representing 30 MWs of generation, and requested approval of a surcharge to recover any costs above the final approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $110 million.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense by approximately $76 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established. Staff filed testimony recommending a $33.4 million increase and Consumer Advocate recommended a $300 thousand increase. Evidentiary hearings have been set for late August 2023.

On March 2, 2023, the WVPSC ordered an audit of MP and PE focused on (i) the lobbying and promotional/image building expenses, including those related to HB 6, incurred by MP and PE from 2018 to 2022 (ii) intra-corporate charges, (iii) the accounting for charges included in the ENEC cost recovery accounts of MP and PE during the same time period, and (iv) review and report on the findings, including those specific to MP and PE, set forth in the FERC Audit described below as well as a review and report of the responses by MP and PE thereto. The audit is expected to begin in August 2023 and conclude by year-end with the findings incorporated into the base rate case currently pending before the WVPSC.

On May 31, 2023, MP and PE filed a base rate case with the WVPSC requesting a total revenue increase of approximately $207 million utilizing a test year of 2022 with adjustments plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. Among other things, the increase includes the approximate $76 million requested in a depreciation case filed on January 13, 2023 and described more fully above, and amounts to support a new low-income customer advocacy program, storm restoration work and service reliability investments. New rates are expected to be effective March 2024. A hearing has been set for late January 2024.

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

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and AEPSC, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. AEP and OCC appealed FERC’s orders to the Sixth Circuit. FirstEnergy is actively participating in the appeal and the case remains pending. FirstEnergy is unable to predict the outcome of this proceeding, but it is not expected to have a material impact.

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

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to implement a forward-looking formula transmission rate, to be effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo filed uncontested settlement agreements with FERC on January 18, 2023. Also on January 18, 2023, MP, PE and WP filed a motion for interim rates to implement certain aspects of the settled rate. The interim rates were approved by the FERC Chief Administrative Law Judge and took effect on January 1, 2023. As a result of the filed settlement, FirstEnergy recognized a $25 million pre-tax charge during the fourth quarter of 2022, which reflects the difference between amounts originally recorded as assets and amounts which will ultimately be recovered from customers as a result. On May 4, 2023, FERC issued an order approving the settlement agreement without condition or modification. Pursuant to the order, a compliance filing was filed on May 19, 2023, that implemented the terms of the settlement. On June 26, 2023, FERC issued a letter order approving the compliance filing.

Sale of Equity Interest in FirstEnergy Transmission, LLC

On May 5, 2023, FirstEnergy and Brookfield submitted applications to FERC and to the PPUC to facilitate the FET Minority Equity Interest Sale. On May 12, 2023, the parties also filed an application with the VSCC, which was approved on June 20, 2023. The parties also must obtain successful review of the transaction by the federal CFIUS.

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

As of June 30, 2023, outstanding guarantees and other assurances aggregated $796 million, consisting of parental guarantees on behalf of its consolidated subsidiaries ($510 million) and other assurances ($286 million).

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

As of June 30, 2023, $66 million of net cash collateral has been posted by FE or its subsidiaries and is included in “Prepaid taxes and other current assets” on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $33 million of net cash collateral as of June 30, 2023, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2023:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$62	$—	$62
Surety Bonds (Collateralized Amount) (1)	67	79	146
Total Exposure from Contractual Obligations	$129	$79	$208
(1) Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with the respect to $39 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure. During the second quarter of 2023, FE was released from its $169 million surety bond to the Pennsylvania Department of Environmental Protection related to the Little Blue Run Disposal Impoundment.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. West Virginia filed its Motion to Stay the disapproval of its SIP on July 18, 2023, and is awaiting a decision. In addition, certain states including West Virginia, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, have separately appealed the Good Neighbor Plan itself, with more appeals expected. Unless either the West Virginia SIP disapproval or the FIP is successfully stayed, the Good Neighbor Plan will be effective in West

Virginia in early August 2023, which could cause MP to accelerate certain of its planned capital expenditures to comply with the new rule.

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

FirstEnergy has pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHGs within FirstEnergy’s direct operational control (Scope 1) by 2030, based on 2019 levels. Future resource plans to achieve carbon reductions, including potential changes in operations or any determination of retirement dates of the regulated coal-fired generating facilities, will be subject to the West Virginia legislation effective March 7, 2023, which requires prior approval from the West Virginia Public Energy Authority to decommission MP’s generating facilities. FirstEnergy will work collaboratively with regulators in West Virginia to achieve its climate goals. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow. Furthermore, FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule proposes stringent emissions limitations based on fuel type and unit retirement date. Comments on the proposed rule are due to the EPA on or before August 8, 2023. Depending on how final rules are ultimately implemented and the outcome of any appeals, compliance with these standards could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. Public hearings on the proposed rules were held in April 2023 and comments were accepted through May 30, 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals and how final revised rules are ultimately implemented, compliance with these standards could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility until 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2023, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $96 million have been accrued through June 30, 2023, of which, approximately $62 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

United States v. Larry Householder, et al.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In March 2023, a jury found Mr. Householder and his co-defendant, Matthew Borges, guilty and in June 2023, the two were sentenced to prison for 20 and 5 years, respectively. Messrs. Householder and Borges have appealed their sentences. Also, on July 21, 2020, and in connection with the DOJ’s investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the Southern District Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020.

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

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. On April 28, 2021, July 11, 2022, and May 25, 2023, the SEC issued additional subpoenas to FE, with which FE has complied. While no contingency has been reflected in its consolidated financial statements, FE believes that it is probable that it will incur a loss in connection with the resolution of the SEC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FE cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation.

On June 29, 2023, the OOCIC served FE a subpoena, seeking information relating to the conduct described in the DPA. FirstEnergy was not aware of the OOCIC’s investigation prior to receiving the subpoena and understands that the OOCIC’s investigation is also focused on the conduct described in the DPA. FirstEnergy is cooperating with the OOCIC in its investigation. No contingency has been reflected in FirstEnergy’s consolidated financial statements, as a loss is neither probable, nor is a loss or range of loss reasonably estimable.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the U.S. Court of Appeals for the Sixth Circuit seeking to appeal that order. Discovery is ongoing. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act and related claims in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero, and no additional customer bills will include new decoupling rider charges after February 8, 2021. On August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit. After a stay, pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above, the litigation has resumed pursuant to an order, dated March 15, 2023. Discovery is ongoing.

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

The settlement also includes a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less approximately $36 million in court-ordered attorney’s fees awarded to plaintiffs. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022, and the S.D. Ohio denied that motion on May 22, 2023. On June 15, 2023, the purported FE stockholder filed an appeal in the U.S. Court of Appeals for the Sixth Circuit. The N.D. Ohio matter remains pending. On June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed a joint motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022. On August 15, 2022, the N.D. Ohio issued an order stating its intention to appoint one group of applicants as new plaintiffs’ counsel, and on August 22, 2022, the N.D. Ohio ordered that any objections to the appointment be submitted by August 26, 2022. The parties filed their objections by that deadline, and on September 2, 2022, the applicants responded to those objections. In the meantime, on August 25, 2022, a purported FE stockholder represented by the applicants filed a motion to intervene, attaching a proposed complaint-in-intervention purporting to assert claims that the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act as well as a claim against a third party for professional negligence and malpractice. The parties filed oppositions to that motion to intervene on September 8, 2022, and the proposed intervenor's reply in support of his motion to intervene was filed on September 22, 2022.

On August 24, 2022, the parties filed a joint motion to dismiss the action pending in the N.D. Ohio based upon and in light of the approval of the settlement by the S.D. Ohio. On August 30, 2022, the parties filed a joint motion to dismiss the state court action, which the court granted on September 2, 2022.

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division was conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. On December 30, 2022, FERC approved a Stipulation and Consent Agreement that resolves the investigation. The agreement includes a FirstEnergy admission of violating FERC’s “duty of candor” rule and related laws, and obligates FirstEnergy to pay a civil penalty of $3.86 million, and to submit two annual compliance monitoring reports to FERC’s Office of Enforcement regarding improvements to FirstEnergy’s compliance programs. FE paid the civil penalty on January 4, 2023 and it will not be recovered from customers.

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

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. As of June 30, 2023, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of June 30, 2023, Corporate/Other had approximately $6.8 billion of FE holding company debt.

Financial information for FirstEnergy’s business segments and reconciliations to consolidated amounts is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
External revenues
Regulated Distribution	$2,484	$2,370	$5,253	$4,902
Regulated Transmission	519	440	979	891
Corporate/Other	3	8	5	14
Reconciling Adjustments	—	—	—	—
Total external revenues	$3,006	$2,818	$6,237	$5,807

Internal revenues
Regulated Distribution	$58	$56	$115	$113
Regulated Transmission	1	1	2	3
Corporate/Other	—	—	—	—
Reconciling Adjustments	(59)	(57)	(117)	(116)
Total internal revenues	$—	$—	$—	$—

Total revenues	$3,006	$2,818	$6,237	$5,807

Depreciation
Regulated Distribution	$255	$242	$506	$477
Regulated Transmission	88	87	179	173
Corporate/Other	1	1	3	3
Reconciling Adjustments	17	18	34	35
Total depreciation	$361	$348	$722	$688

Amortization (deferral) of regulatory assets, net
Regulated Distribution	$(34)	$(127)	$(113)	$(165)
Regulated Transmission	1	(2)	—	(1)
Corporate/Other	—	—	—	—
Reconciling Adjustments	—	—	—	—
Total amortization (deferral) of regulatory assets, net	$(33)	$(129)	$(113)	$(166)

Equity method investment earnings
Regulated Distribution	$—	$—	$—	$—
Regulated Transmission	—	—	—	—
Corporate/Other	35	65	91	77
Reconciling Adjustments	—	—	—	—
Total equity method investment earnings	$35	$65	$91	$77

Interest expense
Regulated Distribution	$151	$128	$297	$257
Regulated Transmission	61	55	120	114
Corporate/Other	82	88	157	177
Reconciling Adjustments	(18)	(6)	(35)	(8)
Total interest expense	$276	$265	$539	$540

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Income taxes (benefits)
Regulated Distribution	$44	$52	$100	$121
Regulated Transmission	46	39	86	80
Corporate/Other	(16)	(42)	(22)	(69)
Reconciling Adjustments	—	—	—	—
Total income taxes (benefits)	$74	$49	$164	$132

Earnings attributable to FE
Regulated Distribution	$177	$202	$413	$467
Regulated Transmission	134	123	248	248
Corporate/Other	(76)	(138)	(134)	(240)
Reconciling Adjustments	—	—	—	—
Total earnings attributable to FE	$235	$187	$527	$475

Capital investments
Regulated Distribution	$393	$376	$727	$712
Regulated Transmission	365	267	673	464
Corporate/Other	11	4	18	10
Reconciling Adjustments	—	—	—	—
Total capital investments	$769	$647	$1,418	$1,186

(In millions)	As of June 30, 2023		As of December 31, 2022
Assets
Regulated Distribution	$32,201		$31,749
Regulated Transmission	14,199		13,835
Corporate/Other	665		524
Reconciling Adjustments	—		—
Total assets	$47,065		$46,108

Goodwill
Regulated Distribution	$5,004		$5,004
Regulated Transmission	614		614
Corporate/Other	—		—
Reconciling Adjustments	—		—
Total goodwill	$5,618		$5,618

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
On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of June 30, 2023, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of June 30, 2023, Corporate/Other had approximately $6.8 billion of FE holding company debt.

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

FirstEnergy has an active regulatory calendar in 2023 and 2024 to support its regulated growth strategy and address the critical investments that support reliability and a smarter and cleaner electric grid, including:

•On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense by approximately $76 million per year, primarily for regulated generation-related assets;
•On March 16, 2023, JCP&L filed a base rate case in New Jersey, requesting a $185 million increase in base distribution revenues, which supports investments to strengthen the energy grid, enhance the customer experience, and provide assistance to low-income as well as senior citizen customers. JCP&L subsequently updated its base rate case on June 2, 2023, which, among other things, increased its proposed annual net increase in base rate distribution revenues to approximately $193 million. Key proposals to the filing include: a distribution rate base of $3.1 billion, ROE of 10.4%, and a capital structure of debt/equity of 48%/52%. Additionally, JCP&L plans to file an infrastructure investment program by September 2023;
•On March 22, 2023, as updated on May 16, 2023, PE filed a base rate case in Maryland, requesting a $50.4 million increase in base distribution rates, which supports reliability investments through energy grid upgrades, ongoing tree trimming and infrastructure inspections. Key proposals to the filing include: a distribution rate base of $719 million, ROE of 10.6%, and a capital structure of debt/equity of 46.5%/53.5%;
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
•On May 31, 2023, MP and PE filed a base rate case in West Virginia requesting a $207 million increase in revenue, which supports reliability investments, grid resiliency, an enhanced customer experience and provide assistance to low-income customers. Key proposals to the filing include: a distribution rate base of $3.2 billion, ROE of 10.85%, and a capital structure of debt/equity of 51%/49%; and
•FirstEnergy plans to continue its active regulatory filings in 2024 with base rate case filings in Ohio and potentially Pennsylvania.

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

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

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

On May 4, 2023, FE issued $1.5 billion aggregate principal amount of 2026 Convertible Notes, with a fixed interest rate of 4.00% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2026 Convertible Notes are unsecured and unsubordinated obligations of FE, and will mature on May 1, 2026, unless required to be converted or repurchased in accordance with their terms. However, FE may not elect to redeem the 2026 Convertible Notes prior to the maturity date. See “Capital Resources and Liquidity - Convertible Notes" below for more details.

On May 9, 2023, FirstEnergy announced a voluntary retirement program for eligible non-bargaining employees, known as the PEER. More than 65% of eligible employees, totaling approximately 450 employees accepted the PEER, which included lump sum compensation equivalent to severance benefits, healthcare continuation costs and a temporary pension enhancement with most participating employees expected to depart by the end of 2023. The temporary pension enhancement and healthcare continuation costs are classified as special termination costs within net periodic benefit costs (credits). In addition to the PEER, FirstEnergy notified and involuntarily separated approximately 90 employees on May 9, 2023. Management expects the cost savings resulting from these initiatives to support FirstEnergy’s growth plans.

On June 1, 2023, Brian X. Tierney joined the FE Board and began serving as President and Chief Executive Officer of FirstEnergy. Mr. Tierney, 55, previously served as Senior Managing Director and Global Head of Infrastructure Operations and Asset Management at Blackstone. Prior to joining Blackstone in July 2021, Mr. Tierney spent 23 years with AEP. John W. Somerhalder II ceased serving as Interim President and Chief Executive Officer on May 31, 2023, and continues to serve as the Chair of the FE Board.

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

Future resource plans to achieve carbon reductions, including potential changes in operations or any determination of retirement dates of the regulated coal-fired generating facilities, will be subject to the West Virginia legislation effective March 7, 2023, which requires prior approval from the West Virginia Public Energy Authority to decommission MP’s generating facilities. We will work collaboratively with regulators in West Virginia to achieve our climate goals. Determination of the useful life of the regulated coal-fired generating facilities could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations and cash flow.

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

The OAG, certain FE shareholders and FE customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve multiple shareholder derivative lawsuits that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County. On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio. On August 23, 2022, the S.D. Ohio granted final approval of the settlement. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022, and the S.D. Ohio denied that motion on May 22, 2023. On June 15, 2023, the purported FE stockholder filed an appeal in the U.S. Court of Appeals for the Sixth Circuit. The N.D. Ohio matter remains pending. The settlement agreement is expected to fully resolve these shareholder derivative lawsuits and includes a series of corporate governance enhancements.

The settlement also includes a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less approximately $36 million in court-ordered attorney’s fees awarded to plaintiffs.

In addition, on August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. Subsequently, on April 28, 2021, July 11, 2022, and May 25, 2023, the SEC issued additional subpoenas to FE. Further, in letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that it was investigating FirstEnergy’s lobbying and governmental affairs activities concerning HB 6. On December 30, 2022, FERC approved a Stipulation and Consent Agreement that resolves the investigation. The agreement obligates FE to pay a civil penalty of $3.86 million, which was paid in January 2023, and to submit two annual compliance monitoring reports to FERC’s Office of Enforcement regarding improvements to FirstEnergy’s compliance programs.

On June 29, 2023, the OOCIC served FE a subpoena, seeking information relating to the conduct described in the DPA. FirstEnergy was not aware of the OOCIC’s investigation prior to receiving the subpoena and understands that the OOCIC’s investigation is also focused on the conduct described in the DPA. FirstEnergy is cooperating with the OOCIC in its investigation. No contingency has been reflected in FirstEnergy’s consolidated financial statements, as a loss is neither probable, nor is a loss or range of loss reasonably estimable.

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

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2023	2022	Change		2023	2022	Change

Revenues	$3,006	$2,818	$188	7%	$6,237	$5,807	$430	7%

Operating expenses	2,525	2,371	154	6%	5,205	4,801	404	8%

Other expenses, net	(153)	(206)	53	26%	(304)	(394)	90	23%

Income taxes	74	49	25	51%	164	132	32	24%

Income attributable to noncontrolling interest	19	5	14	280%	37	5	32	640%

Earnings attributable to FE	$235	$187	$48	26%	$527	$475	$52	11%

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 9, “Segment Information,” of the Notes to Consolidated Financial Statements.

Summary of Results of Operations — Second Quarter 2023 Compared with Second Quarter 2022

Financial results for FirstEnergy’s business segments in the second quarter of 2023 and 2022 were as follows:

Second Quarter 2023 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,482	$518	$(43)	$2,957
Other	60	2	(13)	49
Total Revenues	2,542	520	(56)	3,006

Operating Expenses:
Fuel	140	—	—	140
Purchased power	889	—	5	894
Other operating expenses	823	122	(60)	885
Provision for depreciation	255	88	18	361
Amortization (deferral) of regulatory assets, net	(34)	1	—	(33)
General taxes	201	67	10	278
Total Operating Expenses	2,274	278	(27)	2,525

Other Income (Expense):
Debt redemption costs	—	—	(36)	(36)
Equity method investment earnings	—	—	35	35
Miscellaneous income, net	36	—	7	43
Pension and OPEB mark-to-market adjustment	57	7	(5)	59
Interest expense	(151)	(61)	(64)	(276)
Capitalized financing costs	11	11	—	22
Total Other Expense	(47)	(43)	(63)	(153)

Income taxes (benefits)	44	46	(16)	74

Income attributable to noncontrolling interest	—	19	—	19

Earnings (Loss) Attributable to FE	$177	$134	$(76)	$235

Second Quarter 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,374	$440	$(37)	$2,777
Other	52	1	(12)	41
Total Revenues	2,426	441	(49)	2,818

Operating Expenses:
Fuel	190	—	—	190
Purchased power	797	—	5	802
Other operating expenses	850	91	(45)	896
Provision for depreciation	242	87	19	348
Deferral of regulatory assets, net	(127)	(2)	—	(129)
General taxes	192	61	11	264
Total Operating Expenses	2,144	237	(10)	2,371

Other Income (Expense):
Debt redemption costs	—	—	(118)	(118)
Equity method investment earnings	—	—	65	65
Miscellaneous income (expense), net	94	7	(6)	95
Interest expense	(128)	(55)	(82)	(265)
Capitalized financing costs	6	11	—	17
Total Other Expense	(28)	(37)	(141)	(206)

Income taxes (benefits)	52	39	(42)	49

Income attributable to noncontrolling interest	—	5	—	5

Earnings (Loss) Attributable to FE	$202	$123	$(138)	$187

Changes Between Second Quarter 2023 and Second Quarter 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$108	$78	$(6)	$180
Other	8	1	(1)	8
Total Revenues	116	79	(7)	188

Operating Expenses:
Fuel	(50)	—	—	(50)
Purchased power	92	—	—	92
Other operating expenses	(27)	31	(15)	(11)
Provision for depreciation	13	1	(1)	13
Amortization (deferral) of regulatory assets, net	93	3	—	96
General taxes	9	6	(1)	14
Total Operating Expenses	130	41	(17)	154

Other Income (Expense):
Debt redemption costs	—	—	82	82
Equity method investment earnings	—	—	(30)	(30)
Miscellaneous income (expense), net	(58)	(7)	13	(52)
Pension and OPEB mark-to-market adjustment	57	7	(5)	59
Interest expense	(23)	(6)	18	(11)
Capitalized financing costs	5	—	—	5
Total Other Expense	(19)	(6)	78	53

Income taxes (benefits)	(8)	7	26	25

Income attributable to noncontrolling interest	—	14	—	14

Earnings (Loss) Attributable to FE	$(25)	$11	$62	$48

Regulated Distribution — Second Quarter 2023 Compared with Second Quarter 2022

Regulated Distribution’s earnings attributable to FE decreased $25 million in the second quarter of 2023, as compared to the same period of 2022, primarily resulting from lower weather-related customer usage and weather-adjusted customer demand, higher interest expense and costs from the PEER and involuntary separations, as further discussed below, partially offset by lower other operating expenses and higher revenues from regulated investment programs. Net pension and OPEB credits were largely unchanged as a result of the mark-to-market gain being offset by lower other net components of pension and OPEB periodic benefit credits.

Revenues —

The $116 million increase in total revenues resulted from the following sources:

	For the Three Months Ended June 30,
Revenues by Type of Service	2023	2022	Increase (Decrease)
	(In millions)
Distribution	$1,215	$1,216	$(1)

Generation sales:
Retail	1,206	999	207
Wholesale	61	159	(98)
Total generation sales	1,267	1,158	109

Other	60	52	8
Total Revenues	$2,542	$2,426	$116

Distribution revenues decreased $1 million in the second quarter of 2023, as compared to the same period of 2022, primarily resulting from lower weather-related customer usage and lower weather-adjusted customer demand, partially offset by lower customer refunds and credits associated with the PUCO-approved Ohio Stipulation and other rider rate adjustments at the Pennsylvania Companies, which has no material impact to current period earnings, and rider revenues associated with certain investment programs.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended June 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2023	2022	Increase (Decrease)	2023	2022	Increase (Decrease)
Residential	10,836	12,146	(10.8)%	11,511	11,796	(2.4)%
Commercial (1)	8,160	8,716	(6.4)%	8,362	8,627	(3.1)%
Industrial	13,885	13,711	1.3%	13,885	13,711	1.3%
Total Electric Distribution MWH Deliveries	32,881	34,573	(4.9)%	33,758	34,134	(1.1)%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by lower weather-related customer usage. Cooling degree days in the second quarter of 2023 were 48% below the same period of 2022 and 40% below normal. Heating degree days in the second quarter of 2023 were 5% below the same period of 2022 of and 8% below normal. Increases in industrial deliveries were primarily from oil and gas extraction and mining.

Compared to pre-pandemic levels in 2019, weather-adjusted residential and industrial distribution deliveries for the second quarter of 2023 increased 4% and 2%, respectively, while commercial decreased 9%.

The following table summarizes the price and volume factors contributing to the $109 million increase in generation revenues for the second quarter of 2023, as compared to the same period of 2022:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$33
Change in prices	174
207
Wholesale:
Change in sales volumes	(87)
Change in prices	(4)
Capacity revenue	(7)
(98)
Change in Generation Revenues	$109

The increase in retail generation sales volumes was primarily due to decreased customer shopping in New Jersey and Ohio, partially offset by lower weather-related usage. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the second quarter of 2023, as compared to the same period of 2022, decreased to 40% from 45% in New Jersey and to 72% from 84% in Ohio. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

Wholesale generation revenues decreased $98 million in the second quarter of 2023, as compared to the same period of 2022, primarily due to lower capacity revenues and sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred are deferred for future recovery or refund, with no material impact to earnings.
Operating Expenses —

Total operating expenses increased $130 million, primarily due to the following:

•Fuel expense decreased $50 million in the second quarter of 2023, as compared to the same period of 2022, primarily due to lower generation output, partially offset by higher unit costs. Due to the ENEC, fuel expense has no material impact on current period earnings.

•Purchased power costs, which have no material impact on current period earnings, increased $92 million in the second quarter of 2023, as compared to the same period of 2022, primarily due to increased volumes as described above, partially offset by lower prices and capacity expenses.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases
Change due to unit costs	$(175)
Change due to volumes	281
106
Capacity expense	(14)
Change in Purchased Power Costs	$92

•Other operating expenses decreased $27 million in the second quarter of 2023, as compared to the same period of 2022, primarily due to the following:

•Lower other operating and maintenance expenses of $24 million, primarily associated with lower employee benefits, vegetation contractor spend and regulated generation outage spend.
•Lower network transmission expenses of $4 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Lower uncollectible expenses of $36 million, of which $17 million was deferred.
•Lower energy efficiency and other state mandated program costs of $2 million, which are deferred, resulting in no material impact on current period earnings.
•Higher storm expenses of $30 million, of which $28 million was deferred.
•Lump sum compensation and severance benefits of $9 million associated with the PEER program and involuntary separations that occurred in the second quarter of 2023, and further discussed below.

•Depreciation expense increased $13 million in the second quarter of 2023, as compared to the same period of 2022, primarily due to a higher asset base.

•Amortization (deferral) of regulatory assets, net increased $93 million in the second quarter of 2023, as compared to the same period of 2022, primarily due to:

•$73 million increase due to higher generation and transmission related amortizations,
•$21 million increase due to the absence of the customer refunds associated with the Ohio Stipulation,
•$21 million increase due to lower deferred uncollectible expenses, and
•$7 million increase due to lower energy efficiency related deferrals, partially offset by
•$29 million decrease due to higher deferral of storm related expenses.

•General taxes increased $9 million in the second quarter of 2023, as compared to the same period of 2022, primarily due to higher Ohio property taxes and gross receipts taxes, partially offset by lower Ohio kWh taxes.

Other Expense —

Other expense increased $19 million in the second quarter of 2023, as compared to the same period of 2022, primarily due to lower pension and OPEB non-service credits (net of the mark-to-market adjustment) and higher interest expense associated with new long-term issuances and the regulated money pool, partially offset by higher capitalized interest.

Income Taxes —

Regulated Distribution’s effective tax rate was 19.9% and 20.5% for the three months ended June 30, 2023 and 2022, respectively.

Regulated Transmission — Second Quarter 2023 Compared with Second Quarter 2022

Regulated Transmission’s earnings attributable to FE increased $11 million in the second quarter of 2023, as compared to the same period of 2022 primarily due to higher rate base. This favorable variance is partially offset by the 19.9% minority equity interest sale in FET that closed in May 2022.

Revenues —

Total revenues increased $79 million in the second quarter of 2023, as compared to the same period of 2022, primarily due to higher rate base, the recovery of higher operating expenses, and general taxes.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended June 30,
Revenues by Transmission Asset Owner	2023	2022	Increase
	(In millions)
ATSI	$242	$217	$25
TrAIL	67	65	2
MAIT	99	77	22
JCP&L	57	46	11
MP, PE and WP	55	36	19
Total Revenues	$520	$441	$79

Operating Expenses —

Total operating expenses increased $41 million in the second quarter of 2023, as compared to the same period of 2022 primarily due to higher operating and maintenance expenses, and higher general taxes. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $6 million in the three months ended June 30, 2023, as compared to the same period of 2022, primarily due to higher pension and OPEB non-service costs and higher interest expense associated with new debt issuances at MAIT partially offset by a pension and OPEB mark-to-market adjustment.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.1% and 23.4% for the three months ended June 30, 2023 and 2022, respectively.
Corporate / Other — Second Quarter 2023 Compared with Second Quarter 2022

Financial results at Corporate/Other resulted in a $62 million decrease in loss attributable to FE in the second quarter of 2023, as compared to the same period of 2022. This was primarily due to lower interest and debt redemption expenses from the redemption of certain FE notes, as further discussed below, higher investment earnings on corporate-owned life insurance policies, and lower other operating expenses from lower sponsorships, advertising, and other corporate expenses. These were partially offset by lower investment earnings on FEV’s equity method investment in Global Holding, lower pension and OPEB non-service credits (including the mark-to-market adjustment) and lower income tax benefits.

Summary of Results of Operations — First Six Months of 2023 Compared with First Six Months of 2022

Financial results for FirstEnergy’s business segments in the first six months of 2023 and 2022 were as follows:

First Six Months 2023 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$5,254	$978	$(86)	$6,146
Other	114	3	(26)	91
Total Revenues	5,368	981	(112)	6,237

Operating Expenses:
Fuel	273	—	—	273
Purchased power	2,009	—	9	2,018
Other operating expenses	1,609	211	(89)	1,731
Provision for depreciation	506	179	37	722
Deferral of regulatory assets, net	(113)	—	—	(113)
General taxes	420	132	22	574
Total Operating Expenses	4,704	522	(21)	5,205

Other Income (Expense):
Debt redemption costs	—	—	(36)	(36)
Equity method investment earnings	—	—	91	91
Miscellaneous income, net	70	2	6	78
Pension and OPEB mark-to-market adjustment	57	7	(5)	59
Interest expense	(297)	(120)	(122)	(539)
Capitalized financing costs	19	23	1	43
Total Other Expense	(151)	(88)	(65)	(304)

Income taxes (benefits)	100	86	(22)	164

Income attributable to noncontrolling interest	—	37	—	37

Earnings (Loss) Attributable to FE	$413	$248	$(134)	$527

First Six Months 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$4,906	$891	$(76)	$5,721
Other	109	3	(26)	86
Total Revenues	5,015	894	(102)	5,807

Operating Expenses:
Fuel	330	—	—	330
Purchased power	1,667	—	10	1,677
Other operating expenses	1,648	181	(113)	1,716
Provision for depreciation	477	173	38	688
Deferral of regulatory assets, net	(165)	(1)	—	(166)
General taxes	407	127	22	556
Total Operating Expenses	4,364	480	(43)	4,801

Other Income (Expense):
Debt redemption costs	—	—	(156)	(156)
Equity method investment earnings	—	—	77	77
Miscellaneous income (expense), net	179	13	(3)	189
Interest expense	(257)	(114)	(169)	(540)
Capitalized financing costs	15	20	1	36
Total Other Expense	(63)	(81)	(250)	(394)

Income taxes (benefits)	121	80	(69)	132

Income attributable to noncontrolling interest	—	5	—	5

Earnings (Loss) Attributable to FE	$467	$248	$(240)	$475

Changes Between First Six Months 2023 and First Six Months 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$348	$87	$(10)	$425
Other	5	—	—	5
Total Revenues	353	87	(10)	430

Operating Expenses:
Fuel	(57)	—	—	(57)
Purchased power	342	—	(1)	341
Other operating expenses	(39)	30	24	15
Provision for depreciation	29	6	(1)	34
Deferral of regulatory assets, net	52	1	—	53
General taxes	13	5	—	18
Total Operating Expenses	340	42	22	404

Other Income (Expense):
Debt redemption costs	—	—	120	120
Equity method investment earnings	—	—	14	14
Miscellaneous income (expense), net	(109)	(11)	9	(111)
Pension and OPEB mark-to-market adjustment	57	7	(5)	59
Interest expense	(40)	(6)	47	1
Capitalized financing costs	4	3	—	7
Total Other Expense	(88)	(7)	185	90

Income taxes (benefits)	(21)	6	47	32

Income attributable to noncontrolling interest	—	32	—	32

Earnings (Loss) Attributable to FE	$(54)	$—	$106	$52

Regulated Distribution — First Six Months of 2023 Compared with First Six Months of 2022

Regulated Distribution’s earnings attributable to FE decreased $54 million in the first six months of 2023, as compared to the same period of 2022, primarily resulting from lower weather-related customer usage, lower net pension and OPEB credits (net of the mark-to-market adjustment gain), and higher interest expense and costs from the PEER and involuntary separations, as further discussed below, partially offset by lower other operating expenses, higher revenues from regulated investment programs and higher weather-adjusted customer usage and demand.

Revenues —

The $353 million increase in total revenues resulted from the following sources:

	For the Six Months Ended June 30,
Revenues by Type of Service	2023	2022	Increase (Decrease)
	(In millions)
Distribution services	$2,546	$2,564	$(18)

Generation sales:
Retail	2,600	2,093	507
Wholesale	108	249	(141)
Total generation sales	2,708	2,342	366

Other	114	109	5
Total Revenues	$5,368	$5,015	$353
Distribution services revenues decreased $18 million in the first six months 2023, as compared to the same period of 2022, primarily resulting from lower weather-related customer usage and lower transmission recovery, partially offset by higher rider revenues associated with certain investment programs, higher weather-adjusted customer usage and demand, lower customer refunds and credits associated with the PUCO-approved Ohio Stipulation and other rider rate adjustments at the Pennsylvania Companies, which has no material impact to current period earnings.

Distribution services by customer class are summarized in the following table:

	For the Six Months Ended June 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2023	2022	Increase/(Decrease)	2023	2022	Increase (Decrease)
Residential	24,776	27,359	(9.4)%	27,493	26,966	2.0%
Commercial (1)	16,793	18,007	(6.7)%	17,765	17,892	(0.7)%
Industrial	27,396	27,294	0.4%	27,396	27,294	0.4%
Total Electric Distribution MWH Deliveries	68,965	72,660	(5.1)%	72,654	72,152	0.7%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by lower weather-related customer usage. Heating degree days in the first six months of 2023 were 16% below the same period of 2022 and 17% below normal. Cooling degree days in the first six months of 2023 were 47% below the same period of 2022 and 40% below normal. Increases in industrial deliveries were primarily from oil and gas extraction, educational services, mining, and transportation equipment manufacturing.

Compared to pre-pandemic levels in 2019, weather-adjusted residential distribution deliveries for the first six months of 2023 increased 5%, while commercial and industrial deliveries decreased 6% and 1%, respectively.

The following table summarizes the price and volume factors contributing to the $366 million increase in generation revenues for the first six months of 2023, as compared to the same period of 2022:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$123
Change in prices	384
507
Wholesale:
Change in sales volumes	(103)
Change in prices	(4)
Capacity revenue	(34)
(141)
Change in Generation Revenues	$366

The increase in retail generation sales volumes was primarily due to decreased customer shopping in New Jersey and Ohio, partially offset by lower weather-related usage. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the first six months of 2023, as compared to the same period of 2022, decreased to 40% from 45% in New Jersey and to 64% from 84% in Ohio. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

Wholesale generation revenues decreased $141 million in the first six months of 2023, as compared to the same period in 2022, primarily due to lower capacity revenues and sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to current period earnings.

Operating Expenses —

Total operating expenses increased $340 million, primarily due to the following:

•Fuel costs decreased $57 million during the first six months of 2023, as compared to the same period of 2022, primarily due to lower generation output, partially offset by higher unit costs. Due to the ENEC, fuel expense has no material impact on current period earnings.

•Purchased power costs, which have no material impact on current period earnings, increased $342 million during the first six months of 2023, as compared to the same period of 2022, primarily due to increased volumes as described above, partially offset by lower prices and capacity expenses.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases:
Change due to unit costs	$(77)
Change due to volumes	457
380
Capacity	(38)
Change in Purchased Power Costs	$342

•Other operating expenses decreased $39 million in the first six months of 2023, as compared to the same period of 2022, primarily due to:

•Lower other operating and maintenance expenses of $47 million, primarily associated with lower employee benefits, vegetation contractor spend and regulated generation outage spend.
•Lower network transmission expenses of $13 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Lower uncollectible expenses of $22 million, of which $6 million was deferred.
•Higher storm expenses of $33 million, which were mostly deferred.
•Lump sum compensation and severance benefits of $9 million associated with the PEER program and involuntary separations that occurred in the second quarter of 2023, as further discussed below.
•Higher vegetation management in West Virginia, energy efficiency and other state mandated program costs of $1 million, which are deferred for future recovery, resulting in no material impact on current period earnings.

•Depreciation expense increased $29 million in the first six months of 2023, as compared to the same period of 2022, primarily due to a higher asset base.

•Amortization (deferral) of regulatory assets, net increased $52 million in the first six months of 2023, as compared to the same period of 2022, primarily due to:

•$78 million increase due to higher generation related amortizations,
•$54 million increase due to the absence of the customer refunds associated with the Ohio Stipulation, and
•$10 million increase due to lower deferred uncollectible expenses, partially offset by
•$35 million decrease due to higher deferral of storm related expenses,
•$30 million related to net decreases in other amortizations, and
•$25 million decrease due to higher transmission related deferrals.

•General taxes increased $13 million in the first six months of 2023, as compared to the same period of 2022, primarily due to higher gross receipts taxes and Ohio property taxes, partially offset by lower Ohio kWh taxes.

Other Expense —

Other expense increased $88 million in the first six months of 2023, as compared to the same period of 2022, primarily due to lower pension and OPEB non-service credits (net of the mark-to-market adjustment gain), higher interest expense associated with new long-term issuances and higher short-term borrowings, partially offset by higher capitalized interest.

Income Taxes —

Regulated Distribution’s effective tax rate was 19.5% and 20.6% for the six months ended June 30, 2023 and 2022, respectively.

Regulated Transmission — First Six Months of 2023 Compared with First Six Months of 2022

Regulated Transmission’s earnings attributable to FE were unchanged in the first six months of 2023, as compared to the same period of 2022, primarily due to higher rate base and lower net financing costs. This favorable variance is offset by the 19.9% minority equity interest sale in FET that closed in May 2022.

Revenues —

Total revenues increased $87 million, primarily due to higher rate base, the recovery of higher operating expenses, and general taxes. This favorable variance was partially offset by the absence of a formula rate adjustment at JCP&L in the first quarter of 2022.

The following table shows revenues by transmission asset owner:

	For the Six Months Ended June 30,
Revenues by Transmission Asset Owner	2023	2022	Increase (Decrease)
	(In millions)
ATSI	$468	$434	$34
TrAIL	134	130	4
MAIT	188	156	32
JCP&L	100	106	(6)
MP, PE and WP	91	68	23
Total Revenues	$981	$894	$87

Operating Expenses —

Total operating expenses increased $42 million in the first six months of 2023, as compared to the same period of 2022, primarily due to higher operating and maintenance expense, higher depreciation expense from a higher asset base, and higher property taxes. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $7 million in the first six months of 2023, as compared to the same period of 2022, primarily due to higher pension and OPEB non-service costs and higher interest expense associated with new debt issuances at MAIT partially offset by a pension and OPEB mark-to-market adjustment and higher capitalized interest.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.2% and 24.0% for the six months ended June 30, 2023 and 2022, respectively.
Corporate / Other — First Six Months of 2023 Compared with First Six Months of 2022

Financial results at Corporate/Other resulted in a $106 million decrease in loss attributable to FE in the first six months of 2023, as compared to the same period of 2022. This was primarily due to higher investment earnings on FEV’s equity method investment in Global Holding and corporate-owned life insurance policies, lower interest and debt redemption expenses from the redemption of certain FE notes, as further discussed below, and lower other corporate expenses. These were partially offset by higher expenses associated with the cancellation of a sponsorship agreement and investigation and other related costs associated with government investigations, lower pension and OPEB non-service credits (including the mark-to-market adjustment), and lower income tax benefits.

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

The following table provides information about the composition of net regulatory assets and liabilities as of June 30, 2023, and December 31, 2022, and the changes during the six months ended June 30, 2023:

Net Regulatory Assets (Liabilities) by Source	June 30, 2023	December 31, 2022	Change
	(In millions)
Customer payables for future income taxes	$(2,393)	$(2,463)	$70
Spent nuclear fuel disposal costs	(81)	(83)	2
Asset removal costs	(692)	(675)	(17)
Deferred transmission costs	146	50	96
Deferred generation costs	566	235	331
Deferred distribution costs	202	164	38
Storm-related costs	743	683	60
Pandemic-related costs	25	26	(1)
Energy efficiency program costs	133	94	39
New Jersey societal benefit costs	79	94	(15)
Vegetation management costs	85	63	22
Other	(21)	(2)	(19)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(1,208)	$(1,814)	$606

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

Deferred generation costs - Relates to regulatory assets associated with the securitized recovery of certain fuel and purchased power regulatory assets at the Ohio Companies (amortized through 2034) as well as the ENEC at MP and PE. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. Generally, the ENEC rate is updated annually. Also included is the termination fee associated with ending PE’s PPA with the Warrior Run generating station as further discussed below.

Deferred distribution costs - Relates to the Ohio Companies' deferral of certain distribution-related expenses, including interest (amortized through 2034), costs related to the AMI and electric vehicle programs in New Jersey, and smart meters program in Pennsylvania.

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $250 million and $206 million are currently being recovered through rates as of June 30, 2023 and December 31, 2022, respectively.

Pandemic-related costs - Includes the deferral of incremental costs arising from the pandemic.

Energy efficiency program costs - Relates to the recovery of costs in excess of revenues associated with energy efficiency programs including New Jersey energy efficiency and renewable energy programs, the Pennsylvania Companies’ Energy Efficiency and Conservation programs, the Ohio Companies’ Demand Side Management and Energy Efficiency Rider, and PE’s EmPOWER Maryland Surcharge. Investments in certain of these energy efficiency programs earn a long-term return.

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

The following table provides information about the composition of net regulatory assets that do not earn a current return as of June 30, 2023 and December 31, 2022, of which approximately $438 million and $511 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return	June 30, 2023	December 31, 2022	Change
	(In millions)
Deferred transmission costs	$7	$8	$(1)
Deferred generation costs	535	262	273
Deferred distribution costs	48	27	21
Storm-related costs	589	568	21
Pandemic-related costs	37	45	(8)
Vegetation management costs	18	52	(34)
Other	33	35	(2)
Regulatory Assets Not Earning a Current Return	$1,267	$997	$270
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

Any financing plans by FE or any of its consolidated subsidiaries, including the issuance of equity and debt, and the refinancing of short-term and maturing long-term debt are subject to market conditions and other factors. No assurance can be given that any such issuance, financing or refinancing, as the case may be, will be completed as anticipated or at all. Any delay in the completion of financing plans could require FE or any of its consolidated subsidiaries to utilize short-term borrowing capacity, which could impact available liquidity. In addition, FE and its consolidated subsidiaries expect to continually evaluate any planned financings, which may result in changes from time to time.

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The purchase price will be payable in part by the issuance of a promissory note expected to be in the principal amount of $1.75 billion. The remaining $1.75 billion of the purchase price will be payable in cash at the closing. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from FERC and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy has agreed to make the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

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

Economic conditions following the global pandemic have increased lead times across numerous material categories, with some as much as doubling from pre-pandemic lead times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition.

On May 9, 2023, FirstEnergy announced a voluntary retirement program for eligible non-bargaining employees, known as the PEER. More than 65% of eligible employees, totaling approximately 450 employees accepted the PEER, which included lump sum compensation equivalent to severance benefits, healthcare continuation costs and a temporary pension enhancement with most participating employees expected to depart by the end of 2023. The temporary pension enhancement and healthcare continuation costs are classified as special termination costs within net periodic benefit costs (credits). In addition to the PEER, FirstEnergy notified and involuntarily separated approximately 90 employees on May 9, 2023. Management expects the cost savings resulting from these initiatives to support FirstEnergy’s growth plans.

As of June 30, 2023, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, currently payable long-term debt, short-term borrowings, and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

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

FirstEnergy had $350 million and $100 million of outstanding short-term borrowings as of June 30, 2023 and December 31, 2022, respectively. FirstEnergy’s available liquidity from external sources as of July 31, 2023, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FE and FET	October 2026	$1,000	$767
Ohio Companies	October 2026	800	600
Pennsylvania Companies	October 2026	950	950
JCP&L	October 2026	500	299
MP and PE	October 2026	400	400
Transmission Companies	October 2026	850	850
	Subtotal	$4,500	$3,866
Cash and cash equivalents		—	104
	Total	$4,500	$3,970

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of June 30, 2023:

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

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower’s borrowing sublimit. As of June 30, 2023, FirstEnergy had $4 million in outstanding LOCs.

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

As of June 30, 2023, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the 2021 Credit Facilities.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2023	2022	2023	2022
For the Three Months Ended June 30,	6.15%	1.47%	6.08%	1.47%
For the Six Months Ended June 30,	6.00%	0.92%	5.64%	1.00%

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of July 31, 2023:

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

Debt capacity is subject to the consolidated interest coverage ratio in the 2021 Credit Facilities. As of June 30, 2023, FirstEnergy could incur approximately $840 million of incremental interest expense or incur a $2.1 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements by the 2021 Credit Facilities.

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

Changes in Cash Position

As of June 30, 2023, FirstEnergy had $171 million of cash and cash equivalents and $43 million of restricted cash compared to $160 million of cash and cash equivalents and $46 million of restricted cash as of December 31, 2022, on the Consolidated Balance Sheets.

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

Cash used for operating activities was $213 million compared to cash provided from operating activities of $1,283 million in the first six months of 2023 and 2022, respectively. Cash flows from operating activities were a net outflow in the first six months of 2023, primarily due to the $750 million cash contribution to the qualified pension plan in May 2023, the timing of accounts payable payments for purchased power, and the return of $190 million in net cash collateral to generation suppliers previously received due to changes in power prices. Compared to the same period of 2022, the change in cash flows from operating activities is primarily due to:

•A $750 million cash contribution to the qualified pension plan in the second quarter of 2023,
•Higher accounts payable payments, primarily on generation energy purchases for certain customers,
•The return of cash collateral to certain generation suppliers that serve shopping customers that was previously received as a result of changes in power prices,
•Lower net transmission revenue collection based on the timing of formula rate collections, partially offset by
•Higher cash dividend distributions received by FEV from its equity investment in Global Holding,
•Higher returns from regulated distribution and transmission capital investments, and
•Lower customer refunds and credits associated with the PUCO-approved Ohio Stipulation.

Cash Flows From Investing Activities

Cash used for investing activities in the first six months of 2023 principally represented cash used for capital investments. The following table summarizes investing activities for the first six months of 2023 and 2022:

	For the Six Months Ended June 30,
Cash Used for Investing Activities	2023	2022	Increase
	(In millions)
Capital investments:
Regulated Distribution	$727	$712	$15
Regulated Transmission	673	464	209
Corporate / Other	18	10	8
Asset removal costs	117	97	20
Other	12	(2)	14
	$1,547	$1,281	$266

Cash used for investing activities for the first six months of 2023 increased $266 million, compared to the same period of 2022, primarily due to capital investments.

Cash Flows From Financing Activities

In the first six months of 2023 and 2022, cash provided from (used for) financing activities was $1,768 million and $(981) million, respectively. The following table summarizes financing activities for the first six months of 2023 and 2022:

	For the Six Months Ended June 30,
Financing Activities	2023	2022
	(In millions)

New Issues:
Unsecured notes	$1,050	$—
Unsecured convertible notes	1,500	—
FMBs	50	—
	$2,600	$—

Redemptions / Repayments:
Unsecured notes	$(494)	$(2,499)
FMBs	—	(200)
Senior secured notes	(21)	(46)
	$(515)	$(2,745)

Distributions to FET minority interest	$(53)	$—
Short-term borrowings, net	250	—
Proceeds from FET minority interest sale, net of transaction costs	—	2,348
Common stock dividend payments	(447)	(445)
Other	(67)	(139)
	$1,768	$(981)

FirstEnergy had the following redemptions and issuances during the six months ended June 30, 2023:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions (1)
ME	Unsecured Notes	March, 2023	3.50%	2023	$300	ME redeemed unsecured notes that became due.
FE	Unsecured Notes	May, 2023	7.375%	2031	$194	FE repurchased approximately $194 million of the principal amount of its 2031 Notes through the open market for $228 million including a premium of approximately $34 million ($27 million after-tax). In addition, FE recognized approximately $2 million ($1 million after-tax) of deferred cash flow hedge losses associated with the FE debt redemptions.
Issuances
WP	FMBs	January, 2023	5.29%	2033	$50	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
MAIT	Unsecured Notes	February, 2023	5.39%	2033	$175	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
ME	Unsecured Notes	March, 2023	5.20%	2028	$425	Proceeds were used to repay short-term borrowings, including borrowings incurred to repay, at maturity, the $300 million aggregate principal amount of ME's 3.50% unsecured notes due March 15, 2023, to finance capital expenditures and for other general corporate purposes.
PN	Unsecured Notes	March, 2023	5.15%	2026	$300	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
ATSI	Unsecured Notes	May, 2023	5.13%	2033	$150	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes
FE	Unsecured Convertible Notes	May, 2023	4.00%	2026	$1,500	Proceeds were used to repay short-term borrowings, to repurchase a portion of its 2031 Notes, to fund the qualified pension plan and for other general corporate purposes.
(1) Excludes principal payments on securitized bonds.

FE or its affiliates may, from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FE or its affiliates may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Convertible Notes

As discussed above, on May 4, 2023, FE issued $1.5 billion aggregate principal amount of 2026 Convertible Notes, with a fixed interest rate of 4.00% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2026 Convertible Notes are unsecured and unsubordinated obligations of FE, and will mature on May 1, 2026, unless required to be converted or repurchased in accordance with their terms. However, FE may not elect to redeem the 2026 Convertible Notes prior to the maturity date. The 2026 Convertible Notes are included within “Long-term debt and other long-term obligations” on the FirstEnergy Consolidated Balance Sheets. Proceeds from the issuance were approximately $1.48 billion, net of issuance costs.

Prior to the close of business on the business day immediately preceding February 1, 2026, the 2026 Convertible Notes will be convertible at the option of the holders only under the following conditions:

•During any calendar quarter, if the last reported sale price of FE’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five consecutive business day period immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the 2026 Convertible Notes for each trading day of such 10 trading day period was less than 98% of the product of the last reported sale price of FE’s common stock and the conversion rate on each such trading day; or
•Upon the occurrence of certain corporate events specified in the indenture governing the 2026 Convertible Notes.

On and after February 1, 2026, until the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Convertible Notes may convert all or any portion of their 2026 Convertible Notes at their option at any time at the conversion rate then in effect, irrespective of these conditions. FE will settle conversions of the 2026 Convertible Notes, if any, by paying cash up to the aggregate principal amount of the 2026 Convertible Notes being converted and by paying cash or delivering shares of FE’s common stock (or a combination of each), at its election, of its conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes being converted.

The conversion rate for the 2026 Convertible Notes will initially be 21.3620 shares of FE’s common stock per $1,000 principal amount of the 2026 Convertible Notes (equivalent to an initial conversion price of approximately $46.81 per share of FE’s common stock). The initial conversion price of the 2026 Convertible Notes represents a premium of approximately 20% over the last reported sale price of FE’s common stock on the New York Stock Exchange on May 1, 2023. The conversion rate and the corresponding conversion price will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. FE may not elect to redeem the 2026 Convertible Notes prior to the maturity date.

If FE undergoes a fundamental change (as defined in the relevant indenture), subject to certain conditions, holders of the 2026 Convertible Notes may require FE to repurchase for cash all or any portion of their 2026 Convertible Notes at a repurchase price equal to 100% of the principal amount of the 2026 Convertible Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the relevant indenture). In addition, if certain fundamental changes occur, FE may be required, in certain circumstances, to increase the conversion rate for any 2026 Convertible Notes converted in connection with such fundamental changes by a specified number of shares of its common stock.
GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of June 30, 2023, was $796 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$430
Vehicle leases	75
Other	5
510
FE’s Guarantees on Other Assurances
Surety Bonds (1)	162
Deferred compensation arrangements	120
LOCs	4
286
Total Guarantees and Other Assurances	$796
(1) During the second quarter of 2023, FE was released from its $169 million surety bond to the Pennsylvania Department of Environmental Protection related to the Little Blue Run Disposal Impoundment.

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

As of June 30, 2023, $66 million of net cash collateral has been posted by FE or its subsidiaries and is included in “Prepaid taxes and other current assets” on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $33 million of net cash collateral as of June 30, 2023, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2023:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$62	$—	$62
Surety bonds (collateralized amount) (1)	67	79	146
Total Exposure from Contractual Obligations	$129	$79	$208
(1) Surety bonds are not tied to a credit rating. Surety bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $39 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure. During the second quarter of 2023, FE was released from its $169 million surety bond to the Pennsylvania Department of Environmental Protection related to the Little Blue Run Disposal Impoundment.
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

The valuation of derivative contracts is based on observable market information. As of June 30, 2023, FirstEnergy has a net asset of $5 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of June 30, 2023, the FirstEnergy pension plan assets were allocated approximately as follows: 32% in equity securities, 19% in fixed income securities, 8% in alternatives, 10% in real estate, 15% in private debt/equity, 13% in derivatives and 3% in cash and short-term securities. As a result of the voluntary cash contribution discussed below, FirstEnergy does not currently expect to have a required contribution to the pension plan through 2027 based on various assumptions, including an annual expected rate of return on assets of 8.0%, in 2023. However, FirstEnergy may elect to make additional contributions to the pension plan voluntarily in the future. As of June 30, 2023, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 49% in equity securities, 47% in fixed income securities and 4% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the six months ended June 30, 2023, FirstEnergy’s pension and OPEB plan assets have gained approximately 7.8% and 8.6%, respectively, as compared to an annual expected return on plan assets of 8.0% and 7.0%, respectively. During the second quarter of 2023, FirstEnergy remeasured its pension plan assets as of April 30, 2023 as a result of the voluntary contribution discussed below. From January 1, 2023 through April 30, 2023 the pension plan assets gained approximately 7.7%.

Interest Rate Risk

FirstEnergy recognizes net actuarial gains or losses for its pension and OPEB plans in the fourth quarter of each year and whenever a plan is determined to qualify for a remeasurement (which occurred during the second quarter of 2023). A primary factor contributing to these actuarial gains and losses are changes in the discount rates used to value pension and OPEB obligations as of the measurement date and the difference between expected and actual returns on the plans’ assets.

The remaining components of pension and OPEB expense, primarily service costs, interest cost on obligations, expected return on plan assets and amortization of prior service costs, are set at the beginning of the calendar year (unless a remeasurement is triggered) and are recorded on a monthly basis. Changes in asset performance and discount rates will not impact these pension costs for 2023, unless an additional remeasurement were to be triggered during the year, however, future years could be impacted by changes in the market.

On May 12, 2023, FirstEnergy made a $750 million voluntary cash contribution to the qualified pension plan. The size of the voluntary contribution made on May 12, 2023, in relation to total pension assets triggered a remeasurement of the pension plan. FirstEnergy elected the practical expedient to remeasure pension plan assets and obligations as of April 30, 2023, which is the month-end closest to the date of the voluntary contribution.

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. The discount rate used to measure pension obligations was 4.94% as of April 30, 2023 and 5.23% as of December 31, 2022. The discount rate used to measure OPEB obligations was 5.16% as of December 31, 2022.

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

Economic Conditions

Economic conditions following the global pandemic have increased lead times across numerous material categories, with some as much as doubling from pre-pandemic lead times. Some key suppliers have struggled with labor shortages and raw material availability, which along with increasing inflationary pressure, have increased costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition.
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

OUTLOOK

    INCOME TAXES

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning in 2023. Accordingly, FirstEnergy made a first quarter estimated payment of AMT of approximately $49 million in April 2023. In June 2023, the U.S. Treasury issued additional guidance that eliminated the requirement of corporations to include AMT in quarterly estimated tax payments, pending further guidance on the application and administration of AMT. As a result of this guidance, current forecast of AMT obligation and the amount of AMT already paid in April 2023, FirstEnergy does not expect to make any additional AMT payments in 2023. Until final U.S. Treasury guidance is issued, the amount of AMT FirstEnergy pays could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation will also be subject to the discretion of the FERC and state public utility commissions. Any adverse development in this legislation, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could reduce FirstEnergy’s future cash flows and impact financial condition.

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

On March 22, 2023, PE filed a base rate case with the MDPSC, utilizing a test year based on twelve months of actual 2022 data. The base rate case requests an annual net increase in base distribution rates of $50.4 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. The rate case additionally requests approval to continue an Electric Distribution Investment Surcharge to fund three service reliability and resiliency programs, two new proposed programs to assist low-income customers and cost recovery of certain expenses associated with PE’s pilot electric vehicle charger program and its COVID-19 pandemic response. In July 2023, testimony was filed by the MDPSC Staff and the Maryland Office of People’s Counsel recommending a base distribution rate increase of $29.3 million and $19.8 million, respectively. Evidentiary hearings began July 18, 2023. PE expects that new rates will be effective in the fourth quarter of 2023.

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

On April 17, 2023, PE submitted a proposal to the MDPSC seeking approval to end its PPA with the Warrior Run generating station. The PPA for Warrior Run was a requirement of the Public Utility Regulatory Policies Act of 1978. PE’s Maryland customers currently pay a surcharge on their electric bill in connection with the Warrior Run PPA, which fluctuates from year to year based on the difference between what PE pays for the output of the plant and what PE is able to recover by reselling that output into PJM. PE negotiated a termination of the PPA requiring it to pay Warrior Run, subject to MDPSC approval, a fixed amount of $51 million annually through 2029, for a total of $357 million. During the second quarter of 2023, a liability was established for the $357 million termination fee, of which $55 million was included in “Other current liabilities” and $302 million in “Other non-current liabilities”, and as the cost of the termination fee will be recovered through the current surcharge, an offsetting regulatory asset was established on FirstEnergy’s Consolidated Balance Sheets, and results in no impact to FirstEnergy’s or PE’s current or future earnings and is expected to result in savings for PE’s Maryland customers. The MDPSC approved the termination on June 21, 2023, and the termination became effective on June 28, 2023.

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

On March 16, 2023, JCP&L filed a base rate case with the NJBPU, utilizing a test year based on six months of actual data for the second half of calendar year 2022, and six months of forecasted data for the first half of calendar year 2023. The rate case requests an annual net increase in base distribution revenues of approximately $185 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on 2023 expense) and the actual annual amount each year using the delayed recognition method. On June 2, 2023, JCP&L updated its base rate case to provide actual test-year data for the first quarter of calendar year 2023 and update its proposed annual net increase in base rate distribution revenues to approximately $193 million. In addition to the above, JCP&L’s request includes, among other things, approval of two new proposed programs to assist low-income customers, cost recovery of certain investments and expenses associated with its electric vehicle and AMI programs, an update of its depreciation rates, modifications to its storm cost recovery, and tariff modifications to update standard construction costs. A procedural schedule was adopted setting evidentiary hearings to be held the week of January 8, 2024.

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

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023, which deadline was extended until July 31, 2023. JCP&L filed its comments on July 31, 2023.

On July 2, 2020, the NJBPU issued an order allowing New Jersey utilities to track and create a regulatory asset for future recovery of all prudently incurred incremental costs arising from the COVID-19 pandemic beginning March 9, 2020 and continuing until the New Jersey Governor issues an order stating that the COVID-19 pandemic is no longer in effect. New Jersey utilities can request recovery of such regulatory asset in a stand-alone COVID-19 regulatory asset filing or future base rate case. On October 28, 2020, the NJBPU issued an order expanding the scope of the proceeding to examine all pandemic issues, including recovery of the COVID-19 regulatory assets, by way of a generic proceeding. No moratorium on residential disconnections remains in effect for investor-owned electric utilities such as JCP&L. Legislation was enacted on March 25, 2022, prohibiting utilities from disconnecting electric service to customers that have applied for utility bill assistance before June 15, 2022 until such time as the state agency administering the assistance program makes a decision on the application and further requiring that all utilities offer a deferred payment arrangement meeting certain minimum criteria after the state agency’s decision on the application has been made. On July 17, 2023, JCP&L submitted a stand-alone filing to recover approximately $31 million, through October 1, 2023, in incremental costs and interest incurred during the COVID-19 pandemic.

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. FERC staff subsequently requested additional information on JCP&L’s application, which JCP&L provided. An order from FERC is expected on or before August 21, 2023. Construction is expected to begin in 2025.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. ESP V proposes to continue providing power to non-shopping customers at market-based prices set through an auction process, with process enhancements designed to reduce costs to customers. ESP V also proposes to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual revenue cap increases of $15 to $21 million per year, based on reliability performance, and Rider AMI for recovery of approved grid modernization investments. ESP V proposes new riders to support continued maintenance of the distribution system, including vegetation management and storm restoration operating expense. In addition, ESP V proposes four-year energy efficiency and peak demand reduction programs for residential and commercial customers, with cost recovery spread over eight years. ESP V further includes a commitment to spend $52 million in total over the eight-year term, without recovery from customers, on initiatives to assist low-income customers, education and incentives to help ensure customers have good experiences with electric vehicles, as well as investment in energy storage as a distribution asset if the Ohio Companies’ application to the DOE for funding under the Grid Innovation Program of the federal Infrastructure Investment and Jobs Act is accepted. Hearings are scheduled to commence on November 7, 2023.

On May 16, 2022, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2021, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings.

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700 thousand smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV. Hearings are scheduled to commence on October 24, 2023.

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

On May 15, 2023, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2022, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings.

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

On March 6, 2023, FirstEnergy filed applications with the PPUC, NYPSC and FERC seeking approval to consolidate the Pennsylvania Companies into a new, single operating entity. The PA Consolidation includes, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the retail utility operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC, PPUC and FERC. On April 25, 2023, the PPUC’s presiding officers held a prehearing conference, which, among other things, set evidentiary hearings on August 10 and 11, 2023. On March 27, 2023, a protest was filed in the FERC proceeding to which the Pennsylvania Companies responded. FERC is required to act on the Pennsylvania Companies’ application by September 1, 2023. Subject to receipt of all regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

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

On August 25, 2022, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $183.8 million beginning January 1, 2023, which represents a 12.2% increase to the rates then in effect. The increase was driven by an underrecovery during the review period (July 1, 2021, to June 30, 2022) of approximately $145 million due to higher coal, reagent, and emission allowance expenses. This filing additionally addresses, among other things, the WVPSC’s May 2022 request for a prudence review of current rates. At a hearing on December 8, 2022, the parties in the case presented a unanimous settlement to increase rates by approximately $92 million, effective January 1, 2023, and carry over to MP and PE’s 2023 ENEC case, approximately $92 million at a carrying charge of 4%. In an order dated December 30, 2022, the WVPSC approved the settlement with respect to the proposed rate increase, but MP and PE rates remain subject to a prudence review in their 2023 ENEC case. The order also instructed MP to evaluate the feasibility of purchasing the 1,200 MW Pleasants Power Station and file a summary of the evaluation, which MP and PE filed on March 31, 2023. Among other things, the filing by MP and PE, noted that the final analysis to determine if the proposed transaction would be in the best interests of MP, PE and their customers would not be complete before the currently scheduled date for Pleasants Power Station to close, proposed an interim solution to preserve Pleasants’ operations while MP and PE completed their analysis, and outlined certain WVPSC actions needed to facilitate the interim solution, including a temporary surcharge for costs to preserve its operations. Based on the WVPSC procedural order, comments were filed on April 14, 2023, a public hearing was held on April 20, 2023, and an evidentiary hearing occurred on April 21, 2023. On April 24, 2023, the WVPSC issued an order approving MP and PE’s interim solution request, authorizing negotiations with the owner of Pleasants for a letter of intent, the terms of which will provide, among other things, for the reimbursement of certain expenses necessary to keep Pleasants in operating condition, and directing MP and PE to file the letter of intent for approval with the WVPSC. Once approved, MP and PE expected to establish a surcharge to recover the costs incurred under the letter of intent. At the request of the WVPSC, MP and PE filed a status report on May 24, 2023, regarding the ongoing negotiations and MP and PE’s analysis. Subsequently, the owner of Pleasants entered into an agreement to sell Pleasants to an indirect wholly owned subsidiary of Omnis Global Technologies, LLC, which FERC approved on July 24, 2023. As a result, MP and PE are no longer reviewing the possible purchase of Pleasants and will update the WVPSC upon the completion of the sale to the Omnis subsidiary.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. On April 24, 2023, MP and PE sought final tariff approval from the WVPSC for three of the five solar sites, representing 30 MWs of generation, and requested approval of a surcharge to recover any costs above the final approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $110 million.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense by approximately $76 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established. Staff filed testimony recommending a $33.4 million increase and Consumer Advocate recommended a $300 thousand increase. Evidentiary hearings have been set for late August 2023.

On March 2, 2023, the WVPSC ordered an audit of MP and PE focused on (i) the lobbying and promotional/image building expenses, including those related to HB 6, incurred by MP and PE from 2018 to 2022 (ii) intra-corporate charges, (iii) the accounting for charges included in the ENEC cost recovery accounts of MP and PE during the same time period, and (iv) review and report on the findings, including those specific to MP and PE, set forth in the FERC Audit described below as well as a review and report of the responses by MP and PE thereto. The audit is expected to begin in August 2023 and conclude by year-end with the findings incorporated into the base rate case currently pending before the WVPSC.

On May 31, 2023, MP and PE filed a base rate case with the WVPSC requesting a total revenue increase of approximately $207 million utilizing a test year of 2022 with adjustments plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. Among other things, the increase includes the approximate $76 million requested in a depreciation case filed on January 13, 2023 and described more fully above, and amounts to support a new low-income customer advocacy program, storm restoration work and service reliability investments. New rates are expected to be effective March 2024. A hearing has been set for late January 2024. See “Outlook - Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

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

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and AEPSC, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. AEP and OCC appealed FERC’s orders to the Sixth Circuit. FirstEnergy is actively participating in the appeal and the case remains pending. FirstEnergy is unable to predict the outcome of this proceeding, but it is not expected to have a material impact.

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

Allegheny Power Zone Transmission Formula Rate Filings

On October 29, 2020, MP, PE and WP filed tariff amendments with FERC to implement a forward-looking formula transmission rate, to be effective January 1, 2021. In addition, on October 30, 2020, KATCo filed a proposed new tariff to establish a forward-looking formula rate and requested that the new rate become effective January 1, 2021. In its filing, KATCo explained that while it currently owns no transmission assets, it may build new transmission facilities in the Allegheny zone, and that it may seek required state and federal authorizations to acquire transmission assets from PE and WP by January 1, 2022. These transmission rate filings were accepted for filing by FERC on December 31, 2020, effective January 1, 2021, subject to refund, pending further hearing and settlement procedures and were consolidated into a single proceeding. MP, PE and WP, and KATCo filed uncontested settlement agreements with FERC on January 18, 2023. Also on January 18, 2023, MP, PE and WP filed a motion for interim rates to implement certain aspects of the settled rate. The interim rates were approved by the FERC Chief Administrative Law Judge and took effect on January 1, 2023. As a result of the filed settlement, FirstEnergy recognized a $25 million pre-tax charge during the fourth quarter of 2022, which reflects the difference between amounts originally recorded as assets and amounts which will ultimately be recovered from customers as a result. On May 4, 2023, FERC issued an order approving the settlement agreement without condition or modification. Pursuant to the order, a compliance filing was filed on May 19, 2023, that implemented the terms of the settlement. On June 26, 2023, FERC issued a letter order approving the compliance filing.

Sale of Equity Interest in FirstEnergy Transmission, LLC

On May 5, 2023, FirstEnergy and Brookfield submitted applications to FERC and to the PPUC to facilitate the FET Minority Equity Interest Sale. On May 12, 2023, the parties also filed an application with the VSCC, which was approved on June 20, 2023. The parties also must obtain successful review of the transaction by the federal CFIUS.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. West Virginia filed its Motion to Stay the disapproval of its SIP on July 18, 2023, and is awaiting a decision. In addition, certain states including West Virginia, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, have separately appealed the Good Neighbor Plan itself, with more appeals expected. Unless either the West Virginia SIP disapproval or the FIP is successfully stayed, the Good Neighbor Plan will be effective in West Virginia in early August 2023, which could cause MP to accelerate certain of its planned capital expenditures to comply with the new rule.

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

FirstEnergy has pledged to achieve carbon neutrality by 2050 and set an interim goal for a 30% reduction in GHGs within FirstEnergy’s direct operational control (Scope 1) by 2030, based on 2019 levels. Future resource plans to achieve carbon reductions, including potential changes in operations or any determination of retirement dates of the regulated coal-fired generating facilities, will be subject to the West Virginia legislation effective March 7, 2023, which requires prior approval from the West Virginia Public Energy Authority to decommission MP’s generating facilities. FirstEnergy will work collaboratively with regulators in West Virginia to achieve its climate goals. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations, and cash flow. Furthermore, FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule proposes stringent emissions limitations based on fuel type and unit retirement date. Comments on the proposed rule are due to the EPA on or before August 8, 2023. Depending on how final rules are ultimately implemented and the outcome of any appeals, compliance with these standards could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. Public hearings on the proposed rules were held in April 2023 and comments were accepted through May 30, 2023. In the interim, the rule issued on August 31, 2020, remains in effect. Depending on the outcome of appeals and how final revised rules are ultimately implemented, compliance with these standards could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule also allows for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility until 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of June 30, 2023, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $96 million have been accrued through June 30, 2023, of which, approximately $62 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

United States v. Larry Householder, et al.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In March 2023, a jury found Mr. Householder and his co-defendant, Matthew Borges, guilty and in June 2023, the two were sentenced to prison for 20 and 5 years, respectively. Messrs. Householder and Borges have appealed their sentences. Also, on July 21, 2020, and in connection with the DOJ’s investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the Southern District Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020.

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

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. On April 28, 2021, July 11, 2022, and May 25, 2023, the SEC issued additional subpoenas to FE, with which FE has complied. While no contingency has been reflected in its consolidated financial statements, FE believes that it is probable that it will incur a loss in connection with the resolution of the SEC investigation. Given the ongoing nature and complexity of the review, inquiries and investigations, FE cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation.

On June 29, 2023, the OOCIC served FE a subpoena, seeking information relating to the conduct described in the DPA. FirstEnergy was not aware of the OOCIC’s investigation prior to receiving the subpoena and understands that the OOCIC’s investigation is also focused on the conduct described in the DPA. FirstEnergy is cooperating with the OOCIC in its investigation. No contingency has been reflected in FirstEnergy’s consolidated financial statements, as a loss is neither probable, nor is a loss or range of loss reasonably estimable.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the U.S. Court of Appeals for the Sixth Circuit seeking to appeal that order. Discovery is ongoing. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act and related claims in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero, and no additional customer bills will include new decoupling rider charges after February 8, 2021. On August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit. After a stay, pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above, the litigation has resumed pursuant to an order, dated March 15, 2023. Discovery is ongoing.

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

The settlement also includes a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less approximately $36 million in court-ordered attorney’s fees awarded to plaintiffs. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022, and the S.D. Ohio denied that motion on May 22, 2023. On June 15, 2023, the purported FE stockholder filed an appeal in the U.S. Court of Appeals for the Sixth Circuit. The N.D. Ohio matter remains pending. On June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed a joint motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022. On August 15, 2022, the N.D. Ohio issued an order stating its intention to appoint one group of applicants as new plaintiffs’ counsel, and on August 22, 2022, the N.D. Ohio ordered that any objections to the appointment be submitted by August 26, 2022. The parties filed their objections by that deadline, and on September 2, 2022, the applicants responded to those objections. In the meantime, on August 25, 2022, a purported FE stockholder represented by the applicants filed a motion to intervene, attaching a proposed complaint-in-intervention purporting to assert claims that the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act as well as a claim against a third party for professional negligence and malpractice. The parties filed oppositions to that motion to intervene on September 8, 2022, and the proposed intervenor's reply in support of his motion to intervene was filed on September 22, 2022.

On August 24, 2022, the parties filed a joint motion to dismiss the action pending in the N.D. Ohio based upon and in light of the approval of the settlement by the S.D. Ohio. On August 30, 2022, the parties filed a joint motion to dismiss the state court action, which the court granted on September 2, 2022.

In letters dated January 26, and February 22, 2021, staff of FERC's Division of Investigations notified FirstEnergy that the Division was conducting an investigation of FirstEnergy’s lobbying and governmental affairs activities concerning HB 6, and staff directed FirstEnergy to preserve and maintain all documents and information related to the same as such have been developed as part of an ongoing non-public audit being conducted by FERC's Division of Audits and Accounting. On December 30, 2022, FERC approved a Stipulation and Consent Agreement that resolves the investigation. The agreement includes a FirstEnergy admission of violating FERC’s “duty of candor” rule and related laws, and obligates FirstEnergy to pay a civil penalty of $3.86 million, and to submit two annual compliance monitoring reports to FERC’s Office of Enforcement regarding improvements to FirstEnergy’s compliance programs. FE paid the civil penalty on January 4, 2023 and it will not be recovered from customers.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

During the quarter ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of FE adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	3.1	Amendment to the Third Amended and Restated Code of Regulations
	4.1
Indenture, dated as of May 4, 2023, between FirstEnergy Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to FirstEnergy’s Form 8-K filed May 4, 2023, Exhibit 4.1, File No. 333-21011)

	4.2	Form of 4.00% Convertible Senior Notes due 2026 (incorporated by reference to FirstEnergy’s Form 8-K filed May 4, 2023, Exhibit 4.1, File No. 333-21011)
	10.1
Amendment No. 1 and Consent and Limited Waiver to Credit Agreement, dated as of April 27, 2023, by and among FirstEnergy Corp., FirstEnergy Transmission, LLC, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed May 1, 2023, Exhibit 10.1, File No. 333-21011)

	10.2
Amendment No. 1 and Consent and Limited Waiver to Credit Agreement, dated as of April 27, 2023, by and among The Cleveland Electric Illuminating Company, Ohio Edison Company, The Toledo Edison Company, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed May 1, 2023, Exhibit 10.2, File No. 333-21011)

	10.3
Amendment No. 1 and Consent and Limited Waiver to Credit Agreement, dated as of April 27, 2023, by and among Metropolitan Edison Company, Pennsylvania Power Company, Pennsylvania Electric Company, West Penn Power Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed May 1, 2023, Exhibit 10.3, File No. 333-21011)

	10.4
Amendment No. 1 and Consent and Limited Waiver to Credit Agreement, dated as of April 27, 2023, by and among American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC, Trans-Allegheny Interstate Line Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and PNC Bank, National Association, as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed May 1, 2023, Exhibit 10.4, File No. 333-21011)

	10.5
Amendment No. 1 to Credit Agreement, dated as of April 27, 2023, by and among Jersey Central Power & Light Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed May 1, 2023, Exhibit 10.5, File No. 333-21011)

	10.6
Amendment No. 1 to Credit Agreement, dated as of April 27, 2023, by and among Monongahela Power Company, The Potomac Edison Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd, as administrative agent (incorporated by reference to FirstEnergy’s Form 8-K filed May 1, 2023, Exhibit 10.6, File No. 333-21011)

(A) (B)	10.7	Form of 2023-2025 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement
(A) (B)	10.8	Form of 2023-2025 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
August 1, 2023

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer