Form 10-Q
period 2023-09-30
FIRSTENERGY CORP
filed 2023-10-26
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	As of September 30, 2023
Common Stock, $0.10 par value	573,814,823
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

These SEC filings are posted on the website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, FirstEnergy routinely posts additional important information, including press releases, investor presentations, investor factbook, and notices of upcoming events under the “Investors” section of FirstEnergy’s website and recognizes FirstEnergy’s website as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of postings to the website by signing up for email alerts and Rich Site Summary feeds on the “Investors” page of FirstEnergy’s website. FirstEnergy also uses X (the social networking site formerly known as Twitter®), LinkedIn®, YouTube® and Facebook® as additional channels of distribution to reach public investors and as a supplemental means of disclosing material non-public information for complying with its disclosure obligations under Regulation FD. Information contained on FirstEnergy’s website, X (the social networking site formerly known as Twitter®) handle, LinkedIn® profile, YouTube® channel or Facebook® page, and any corresponding applications of those sites, shall not be deemed incorporated into, or to be part of, this report.

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
•Changes in national and regional economic conditions, including recession, rising interest rates, inflationary pressure, supply chain disruptions, higher energy costs, and workforce impacts, affecting us and/or our customers and those vendors with which we do business.
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
•The ability to meet our goals relating to EESG opportunities, improvements, and efficiencies, including our GHG reduction goals.
•The ability to accomplish or realize anticipated benefits from our FE Forward initiative and our other strategic and financial goals, including, but not limited to, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing our transmission and distribution investment plans, executing on our rate filing strategy, controlling costs, improving our credit metrics, growing earnings, strengthening our balance sheet, and satisfying the conditions necessary to close the FET Minority Equity Interest Sale.
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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a subsidiary of FET, which owns and operates transmission facilities
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility operating subsidiary
FE	FirstEnergy Corp., a public utility holding company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates EH’s nuclear generating facilities
FE PA	FirstEnergy Pennsylvania Electric Company
FES	Energy Harbor LLC (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FESC	FirstEnergy Service Company, which provides legal, financial, and other corporate support services
FES Debtors	FENOC, FES, and FES’ subsidiaries as of March 31, 2018
FET	FirstEnergy Transmission, LLC, the parent company of ATSI, MAIT and TrAIL, and has a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility operating subsidiary
KATCo	Keystone Appalachian Transmission Company, a former subsidiary of FET which, in May 2022, became a subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a subsidiary of FET, which owns and operates transmission facilities
ME	Metropolitan Edison Company, a Pennsylvania electric utility operating subsidiary
MP	Monongahela Power Company, a West Virginia electric utility operating subsidiary
OE	Ohio Edison Company, an Ohio electric utility operating subsidiary
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FET and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility operating subsidiary
Penn	Pennsylvania Power Company, a Pennsylvania electric utility operating subsidiary of OE
Pennsylvania Companies	ME, PN, Penn and WP
PN	Pennsylvania Electric Company, a Pennsylvania electric utility operating subsidiary
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility operating subsidiary
TrAIL	Trans-Allegheny Interstate Line Company, a subsidiary of FET, which owns and operates transmission facilities
Transmission Companies	ATSI, MAIT and TrAIL
Utilities	OE, CEI, TE, Penn, JCP&L, ME, PN, MP, PE and WP
WP	West Penn Power Company, a Pennsylvania electric utility operating subsidiary

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, the Utilities and the Transmission Companies, on October 18, 2021, as amended through October 20, 2023
2023 Credit Facilities	Collectively, the two separate senior unsecured syndicated revolving credit facilities entered into by FET and KATCo, on October 20, 2023
2026 Convertible Notes	FE’s 4.00% convertible senior notes, due 2026
2031 Notes	FE’s 7.375% Notes, Series C, due 2031
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AEPSC	American Electric Power Service Corporation
AFS	Available-for-sale
AFSI	Adjusted Financial Statement Income
AFUDC	Allowance for Funds Used During Construction
ALJ	Administrative Law Judge
AMI	Advanced Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CAA	Clean Air Act
CCR	Coal Combustion Residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFIUS	Committee on Foreign Investments in the United States
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
COVID-19	Coronavirus disease
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CTA	Consolidated Tax Adjustment
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSIC	Distribution System Improvement Charge
DSP	Default Service Plan
EDC	Electric Distribution Company
EDIS	Electric Distribution Investment Surcharge
EESG	Employee, Environmental, Social, and Corporate Governance
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
EH	Energy Harbor Corp.

ELG	Effluent Limitation Guideline
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
ESP IV	Electric Security Plan IV
ESP V	Electric Security Plan V
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FE Board	FE Board of Directors
FE Revolving Facility	FE and the Utilities’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
FERC	Federal Energy Regulatory Committee
FET Board	The Board of Directors of FET
FET Minority Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield will own 49.9% of FET
FET P&SA I	Purchase and Sale Agreement entered into on November 6, 2021, by and between FE, FET, Brookfield and the Brookfield Guarantors
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET’s five-year syndicated revolving credit facility, dated as of October 20, 2023
FIP	Federal Implementation Plan(s) under the CAA
Fitch	Fitch Ratings Service
FMB	First Mortgage Bond
FTR	Financial Transmission Right
GAAP	Accounting Principles Generally Accepted in the United States of America
GHG	Greenhouse Gas
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
KATCo Revolving Facility	KATCo’s four-year syndicated revolving credit facility, dated as of October 20, 2023
kWh	Kilowatt-Hour
LIBOR	London Inter-Bank Offered Rate
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDOPC	Maryland Office of People’s Counsel
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWH	Megawatt-hour
NCI	Noncontrolling Interest
N.D. Ohio	Federal District Court, Northern District of Ohio
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency

Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO Staff, and several other signatories
OOCIC	Ohio Organized Crime Investigations Commission, which is composed of members of the Ohio law enforcement community and is chaired by the OAG
OPEB	Other Post-Employment Benefits
OPIC	Other Paid-in Capital
OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies
PEER	FirstEnergy’s Program for Enhanced Employee Retirement
PJM	PJM Interconnection, LLC
PJM Tariff	PJM Open Access Transmission Tariff
PPA	Purchase Power Agreement
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
RFP	Request for Proposal
ROE	Return on Equity
RTO	Regional Transmission Organization
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	United States Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan(s) under the CAA
SLC	Special Litigation Committee of the FE Board
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
S&P	Standard & Poor’s Ratings Service
SREC	Solar Renewable Energy Credit
Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
TMI-1	Three Mile Island Unit 1
VAR	Volt-Amps Reactive, the measuring unit for reactive power
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

v

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022

REVENUES:
Distribution services and retail generation	$2,869	$2,767	$7,924	$7,334
Transmission	508	502	1,486	1,393
Other	110	206	314	555
Total revenues (1)	3,487	3,475	9,724	9,282

OPERATING EXPENSES:
Fuel	166	209	439	539
Purchased power	1,155	1,109	3,173	2,786
Other operating expenses	967	1,111	2,698	2,827
Provision for depreciation	366	332	1,088	1,020
Deferral of regulatory assets, net	(140)	(86)	(253)	(252)
General taxes	307	295	881	851
Total operating expenses	2,821	2,970	8,026	7,771

OPERATING INCOME	666	505	1,698	1,511

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 6)	—	1	(36)	(155)
Equity method investment earnings (Note 1)	43	57	134	134
Miscellaneous income, net	24	111	102	300
Pension and OPEB mark-to-market adjustment (Note 4)	—	—	59	—
Interest expense	(289)	(248)	(828)	(788)
Capitalized financing costs	26	23	69	59
Total other expense	(196)	(56)	(500)	(450)

INCOME BEFORE INCOME TAXES	470	449	1,198	1,061

INCOME TAXES	29	105	193	237

INCOME FROM CONTINUING OPERATIONS	441	344	1,005	824

Discontinued operations (Note 1) (2)	(21)	—	(21)	—

NET INCOME	$420	$344	$984	$824

Income attributable to noncontrolling interest (continuing operations)	20	10	57	15

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$400	$334	$927	$809

AMOUNTS ATTRIBUTABLE TO FIRSTENERGY CORP.:
Earnings from continuing operations	$421	$334	$948	$809
Earnings from discontinued operations	(21)	—	(21)	—
EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$400	$334	$927	$809

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3):
Basic - continuing operations	$0.74	$0.58	$1.66	$1.42
Basic - discontinued operations	(0.04)	—	(0.04)	—
Basic	$0.70	$0.58	$1.62	$1.42

Diluted - continuing operations	$0.73	$0.58	$1.65	$1.41
Diluted - discontinued operations	(0.04)	—	(0.04)	—
Diluted	$0.69	$0.58	$1.61	$1.41

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	573	571	573	571
Diluted	574	572	574	572

(1) Includes excise and gross receipts tax collections of $114 million and $111 million during the three months ended September 30, 2023 and 2022, respectively, and $315 million and $305 million during the nine months ended September 30, 2023 and 2022, respectively.
(2) Consists of income taxes of $21 million during the three and nine months ended September 30, 2023.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022

NET INCOME	$420	$344	$984	$824

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	(2)	(2)	(5)	(6)
Amortized losses on derivative hedges	—	—	2	8
Other comprehensive income (loss)	(2)	(2)	(3)	2
Income tax benefits on other comprehensive income (loss)	(1)	(1)	(1)	—
Other comprehensive income (loss), net of tax	(1)	(1)	(2)	2

COMPREHENSIVE INCOME	$419	$343	$982	$826

Comprehensive income attributable to noncontrolling interest	20	10	57	15

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$399	$333	$925	$811

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2023	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118	$160
Restricted cash	26	46
Receivables-
Customers	1,387	1,455
Less — Allowance for uncollectible customer receivables	85	137
	1,302	1,318
Other, net of allowance for uncollectible accounts of $15 in 2023 and $11 in 2022	271	253
Materials and supplies, at average cost	481	421
Prepaid taxes and other	322	217
	2,520	2,415
PROPERTY, PLANT AND EQUIPMENT:
In service	49,301	47,850
Less — Accumulated provision for depreciation	13,854	13,258
	35,447	34,592
Construction work in progress	2,231	1,693
	37,678	36,285

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	626	622
Regulatory assets	353	33
Other	676	1,135
	7,273	7,408
TOTAL ASSETS	$47,471	$46,108

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$1,302	$351
Short-term borrowings	270	100
Accounts payable	1,262	1,503
Accrued interest	303	254
Accrued taxes	657	668
Accrued compensation and benefits	252	272
Customer deposits	225	223
Dividends payable	235	223
Other	290	364
	4,796	3,958
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	22,882	21,203
Accumulated deferred income taxes	4,449	4,202
Retirement benefits	1,512	2,335
Regulatory liabilities	1,316	1,847
Other	1,571	1,920
	31,730	31,507
TOTAL LIABILITIES	36,526	35,465

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 573,814,823 and 572,130,932 shares outstanding as of September 30, 2023 and December 31, 2022, respectively.	57	57
Other paid-in capital	10,705	11,322
Accumulated other comprehensive loss	(16)	(14)
Accumulated deficit	(272)	(1,199)
Total common stockholders’ equity	10,474	10,166
Noncontrolling interest	471	477
TOTAL EQUITY	10,945	10,643

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 8)

TOTAL LIABILITIES AND EQUITY	$47,471	$46,108

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended September 30, 2023
	Common Stock		OPIC	AOCI	Accumulated Deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2023	572	$57	$11,322	$(14)	$(1,199)	$10,166	$477	$10,643
Net income	—	—	—	—	292	292	18	310
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)	—	(1)
Stock Investment Plan and share-based benefit plans	1	—	19	—	—	19	—	19
Cash dividends declared on common stock ($0.39 per share in March)	—	—	(223)	—	—	(223)	—	(223)
Distribution to FET minority interest	—	—	—	—	—	—	(17)	(17)
Balance, March 31, 2023	573	$57	$11,118	$(15)	$(907)	$10,253	$478	$10,731
Net income	—	—	—	—	235	235	19	254
Stock Investment Plan and share-based benefit plans	—	—	22	—	—	22	—	22
Distribution to FET minority interest	—	—	—	—	—	—	(36)	(36)
Balance, June 30, 2023	573	$57	$11,140	$(15)	$(672)	$10,510	$461	$10,971
Net income	—	—	—	—	400	400	20	420
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)	—	(1)
Stock Investment Plan and share-based benefit plans	1	—	24	—	—	24	—	24
Cash dividends declared on common stock ($0.39 per share in July and $0.41 per share in September)	—	—	(459)	—	—	(459)	—	(459)
Distribution to FET minority interest	—	—	—	—	—	—	(10)	(10)
Balance, September 30, 2023	574	$57	$10,705	$(16)	$(272)	$10,474	$471	$10,945

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended September 30, 2022
	Common Stock		OPIC	AOCI		Accumulated Deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2022	570	$57	$10,238	$(15)	0	$(1,605)	$8,675	$—	$8,675
Net income	—	—	—	—		288	288	—	288
Other comprehensive loss, net of tax	—	—	—	(1)		—	(1)	—	(1)
Stock Investment Plan and share-based benefit plans	1	—	20	—		—	20	—	20
Cash dividends declared on common stock ($0.39 per share in March)	—	—	(223)	—		—	(223)	—	(223)
Other	—	—	(4)	—		—	(4)	—	(4)
Balance, March 31, 2022	571	$57	$10,031	$(16)		$(1,317)	$8,755	$—	$8,755
Net income	—	—	—	—		187	187	5	192
Other comprehensive income, net of tax	—	—	—	4		—	4	—	4
Stock Investment Plan and share-based benefit plans	—	—	25	—		—	25	—	25
FET minority interest sale, net of transaction costs	—	—	1,887	—		—	1,887	451	2,338
Balance, June 30, 2022	571	$57	$11,943	$(12)		$(1,130)	$10,858	$456	$11,314
Net income	—	—	—	—		334	334	10	344
Other comprehensive loss, net of tax	—	—	—	(1)		—	(1)	—	(1)
Stock Investment Plan and share-based benefit plans	1	—	33	—		—	33	—	33
Cash dividends declared on common stock ($0.39 per share in July and September)	—	—	(446)	—		—	(446)	—	(446)
Distribution to FET minority interest	—	—	—	—		—	—	(15)	(15)
Capital contribution from FET minority interest	—	—	—	—		—	—	9	9
Consolidated tax benefit allocation	—	—	(4)	—		—	(4)	4	—
Balance, September 30, 2022	572	$57	$11,526	$(13)		$(796)	$10,774	$464	$11,238

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$984	$824
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	893	1,043
Deferred income taxes and investment tax credits, net	157	221
Retirement benefits, net of payments	(74)	(283)
Pension trust contribution	(750)	—
Pension and OPEB mark-to-market adjustment	(59)	—
Transmission revenue collections, net	(93)	89
Loss on disposal, net of tax (Note 1)	21	—
Changes in current assets and liabilities-
Receivables	(2)	(167)
Materials and supplies	(60)	(101)
Prepaid taxes and other current assets	(66)	(46)
Accounts payable	(241)	182
Accrued taxes	(147)	(135)
Accrued interest	49	(27)
Accrued compensation and benefits	(46)	(82)
Other current liabilities	55	3
Collateral, net	(216)	240
Other	24	76
Net cash provided from operating activities	429	1,837

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(2,266)	(1,852)
Sales of investment securities held in trusts	28	31
Purchases of investment securities held in trusts	(37)	(40)
Asset removal costs	(190)	(151)
Other	(8)	9
Net cash used for investing activities	(2,473)	(2,003)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	3,150	300
Short-term borrowings, net	170	—
Redemptions and repayments-
Long-term debt	(537)	(2,903)
Proceeds from FET minority interest sale, net of transaction costs	—	2,348
Distributions to FET minority interest	(63)	(15)
Capital contributions from FET minority interest	—	9
Common stock dividend payments	(670)	(667)
Other	(68)	(140)
Net cash provided from (used for) financing activities	1,982	(1,068)

Net change in cash, cash equivalents, and restricted cash	(62)	(1,234)
Cash, cash equivalents, and restricted cash at beginning of period	206	1,511
Cash, cash equivalents, and restricted cash at end of period	$144	$277

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$212	$133

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

Economic Conditions

Economic conditions following the global pandemic have increased supply chain lead times across numerous material categories, with some as much as tripling from pre-pandemic lead times. Some key suppliers have struggled with labor shortages and raw material availability, which along with inflationary pressure that appears to be moderating, have increased costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition. Additionally, interest rates have increased significantly, which has caused the interest expense on borrowings under the various FirstEnergy credit facilities and new capital market issuances to be significantly higher.
Sale of Equity Interest in FirstEnergy Transmission, LLC

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The majority of the purchase price is expected to be paid in cash upon closing, and the remainder will be payable by the issuance of a promissory note, which is expected to be repaid by the end of 2024. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the FERC, which was received on August 14, 2023, and certain state utility commissions, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy made the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close in early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

Pursuant to the terms of the FET P&SA II, in connection with the closing, Brookfield, FET and FE will enter into the A&R FET LLC Agreement, which will amend and restate in its entirety the current limited liability company agreement of FET. The A&R FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the A&R FET LLC Agreement, at the closing, the FET Board will consist of five directors, two appointed by Brookfield and three appointed by FE. Each of Brookfield’s and FE’s respective appointment rights are subject to such party maintaining certain minimum ownership percentages. The A&R FET LLC Agreement contains certain investor protections, including, among other things, requiring Brookfield's approval for FET and its subsidiaries to take certain major actions. Under the terms of the A&R FET LLC Agreement, for so long as Brookfield holds at least a 30.0% interest in FET, Brookfield’s consent is required for FET or any of its subsidiaries to, among other things, undertake certain acquisitions or dispositions in excess of certain dollar thresholds, establish or amend the annual budget, incur cost overruns on certain capital expenditures projects during any fiscal year in excess of a certain percentage overage of the budgeted amounts or incur cost overruns on the aggregate capital expenditure budget of FET’s subsidiaries during any fiscal year in excess of a certain percentage overage of the aggregated budgeted amount, make material decisions relating to litigation where either the potential liability exposure is in excess of a certain threshold dollar amount or such proceeding would reasonably be expected to have an adverse effect on Brookfield or FET, make certain material regulatory filings, incur or refinance indebtedness by FET or its subsidiaries, which, in the case of its subsidiaries, would reasonably be expected to cause such subsidiary to deviate from its targeted capital structure, enter into joint ventures, appoint or replace any member of its transmission leadership team, amend the accounting policies of FET or its subsidiaries (but only if FE is no longer the majority owner of FET), take any action that would reasonably be expected to cause a default or breach of any material contract of FET or any of its subsidiaries, create certain material liens (excluding certain permitted liens), or cause any reorganization of FET or any of its subsidiaries. The A&R FET LLC Agreement also includes provisions relating to the resolution of disputes and to address deadlocks between FET members and provides a mechanism to preserve FE’s economic interest in the MAIT Class B distributions.

Consolidation of Pennsylvania Companies

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into FE PA, a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC and PPUC, which filings were submitted on March 6, 2023. Subject to receipt of the remaining regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.
Capitalized Financing Costs

For the three months ended September 30, 2023 and 2022, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $12 million and $15 million, respectively, of allowance for equity funds used during construction and $14 million and $8 million, respectively, of capitalized interest. For the nine months ended September 30, 2023 and 2022, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $31 million and $39 million, respectively, of allowance for equity funds used during construction and $38 million and $20 million, respectively, of capitalized interest.
Discontinued Operations
On February 27, 2020, the FES Debtors emerged from bankruptcy and were deconsolidated from FirstEnergy’s consolidated federal income tax group. The bankruptcy, emergence and deconsolidation resulted in FirstEnergy recognizing certain income tax benefits and charges, which were classified as discontinued operations. During the third quarter of 2023, FirstEnergy recognized a $21 million tax-effected charge to income tax expense as a result of identifying an out of period adjustment related to the allocation of certain deferred income tax liabilities associated with the FES Debtors and their tax return deconsolidation in 2020. This adjustment at Corporate/Other for segment reporting was immaterial to the 2023 and prior period financial statements, and is reflected within “Discontinued Operations” on the Consolidated Statements of Income and Comprehensive Income and “Loss on disposal, net of tax” on the Consolidated Statements of Cash Flow.
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
Equity method investments included within "Investments" on the Consolidated Balance Sheets were approximately $93 million and $90 million as of September 30, 2023 and December 31, 2022, respectively.
Global Holding - FEV currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales primarily focused on international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint venture’s economic performance. FEV's ownership interest is subject to the equity method of accounting. For the three months ended September 30, 2023 and 2022, pre-tax income related to FEV’s ownership in Global Holding was $43 million and $57 million, respectively, and $132 million and $133 million for the nine months ended September 30, 2023 and 2022, respectively. FEV’s pre-tax equity earnings and investment in Global Holding are included in Corporate/Other for segment reporting.
As of September 30, 2023, and December 31, 2022, the carrying value of the equity method investment was $54 million and $57 million, respectively. During the nine months ended September 30, 2023 and 2022, FEV received cash dividends from Global Holding of $135 million and $120 million, which were classified with “Cash from Operating Activities” on the Consolidated Statements of Cash Flow.
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of September 30, 2023 and December 31, 2022, the carrying value of the equity method investment was $18 million.
Goodwill

FirstEnergy evaluates goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. For 2023, FirstEnergy performed a qualitative assessment of the Regulated Distribution and Regulated Transmission reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected capital expenditures, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.
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

On April 27, 2023, FE, FET, the Utilities and the Transmission Companies entered into amendments to the 2021 Credit Facilities to, among other things: (i) permit the sale from FE to Brookfield of an incremental 30% equity interest in FET for a purchase price of $3.5 billion, (ii) permit the consolidation of the Pennsylvania Companies into a new, single operating entity, FE PA, which will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies, and (iii) transition the benchmark interest rate for borrowings under the 2021 Credit Facilities from LIBOR to SOFR. During the second quarter of 2023, FirstEnergy utilized the optional expedient within ASC 848 to account for the amendments to the credit facilities as a continuation of the existing contract without additional analysis.
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

2. REVENUE

The following represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Regulated Distribution
Retail generation and distribution services
Residential	$1,894	$1,756	$5,010	$4,608
Commercial	698	686	1,970	1,858
Industrial	296	348	1,002	943
Other	26	23	78	61
Wholesale	65	159	173	408
Other revenue from contracts with customers	30	27	86	82
Total revenues from contracts with customers	3,009	2,999	8,319	7,960
Other revenue unrelated to contracts with customers	25	24	83	78
Total Regulated Distribution	$3,034	$3,023	$8,402	$8,038

Regulated Transmission
ATSI	$244	$252	$712	$686
TrAIL	72	78	203	205
MAIT	101	97	289	253
JCP&L	52	45	152	151
MP, PE and WP	39	$30	130	98
Total revenues from contracts with customers	508	502	1,486	1,393
Other revenue unrelated to contracts with customers	1	1	4	4
Total Regulated Transmission	$509	$503	$1,490	$1,397

Corporate/Other and Reconciling Adjustments (1)
Wholesale	$1	$7	$6	$21
Retail generation and distribution services (1)	(45)	(46)	(136)	(136)
Other revenue unrelated to contracts with customers (1)	(12)	(12)	(38)	(38)
Total Corporate/Other and Reconciling	$(56)	$(51)	$(168)	$(153)

FirstEnergy Total Revenues	$3,487	$3,475	$9,724	$9,282
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $10 million for both the three months ended September 30, 2023 and 2022. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $4 million and $2 million for the three months ended September 30, 2023 and 2022, respectively.

Other revenue unrelated to contracts with customers includes revenue from late payment charges of $31 million and $29 million for the nine months ended September 30, 2023 and 2022, respectively. Other revenue unrelated to contracts with customers also includes revenue from derivatives of $16 million and $13 million for the nine months ended September 30, 2023 and 2022, respectively.

Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers of the Utilities. Billed and unbilled customer receivables as of September 30, 2023 and December 31, 2022, are included below:

Customer Receivables	September 30, 2023	December 31, 2022
	(In millions)
Billed	$848	$674
Unbilled	539	781
	1,387	1,455
Less: Uncollectible Reserve	85	137
Total Customer Receivables	$1,302	$1,318
The allowance for uncollectible customer receivables is based on historical loss information comprised of a rolling 36-month average net write-off percentage of revenues, in conjunction with a qualitative assessment of elements that impact the collectability of receivables to determine if allowances for uncollectible customer receivables should be further adjusted in accordance with the accounting guidance for credit losses.

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

During 2023, various regulatory actions, including extended installment plans, continue to impact the level of past due balances in certain states, resulting in the allowances for uncollectible customer receivables to remain elevated above 2019 pre-pandemic levels. However, normal collection activity has resumed and arrears levels continue to decline towards pre-pandemic levels. As a result, FirstEnergy recognized a $52 million decrease to its allowance during the first nine months of 2023, of which $27 million was applied to existing deferred regulatory assets.

Activity in the allowance for uncollectible accounts on customer receivables for the nine months ended September 30, 2023 and for the year ended December 31, 2022 are as follows:

(In millions)

Balance, January 1, 2022	$159
Provision for expected credit losses (1)	59
Charged to other accounts (2)	62
Write-offs	(143)
Balance, December 31, 2022	$137
Provision for expected credit losses (1)	3
Charged to other accounts (2)	25
Write-offs	(80)
Balance, September 30, 2023	$85
(1) Approximately $(7) million and $11 million of which was deferred for future recovery (refund) in the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively.
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

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of Basic and Diluted EPS	2023	2022	2023	2022

(In millions, except per share amounts)

Earnings attributable to FE - continuing operations	$421	$334	$948	$809
Earnings attributable to FE - discontinued operations, net of tax	(21)	—	(21)	—
Earnings attributable to FE	$400	$334	$927	$809

Share count information:
Weighted average number of basic shares outstanding	573	571	573	571
Assumed exercise of dilutive stock options and awards	1	1	1	1
Weighted average number of diluted shares outstanding	574	572	574	572

EPS attributable to FE:
Basic - continuing operations	$0.74	$0.58	$1.66	$1.42
Basic - discontinued operations	(0.04)	—	(0.04)	—
Basic EPS	$0.70	$0.58	$1.62	$1.42

Diluted - continuing operations	$0.73	$0.58	$1.65	$1.41
Diluted - discontinued operations	(0.04)	—	(0.04)	—
Diluted EPS	$0.69	$0.58	$1.61	$1.41

For the three and nine months ended September 30, 2023 and 2022, no shares from stock options and awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

The dilutive effect of the 2026 Convertible Notes is limited to the conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes being converted. For the three and nine months ended September 30, 2023, there was no dilutive effect resulting from the 2026 Convertible Notes as the average market price of FE shares of common stock was below the initial conversion price of $46.81 per share. See Note 6, “Fair Value Measurements” for additional details on the 2026 Convertible Notes that were issued during the second quarter of 2023.
4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2023	2022	2023	2022
	(In millions)
Service costs	$35	$46	$1	$1
Interest costs	106	68	5	3
Expected return on plan assets	(151)	(164)	(7)	(10)
Amortization of prior service costs (credits) (1)	1	1	(3)	(3)
Special termination benefits (2)	13	—	5	—
Net periodic benefit costs (credits)	$4	$(49)	$1	$(9)
Net periodic benefit costs (credits), net of amounts capitalized	$(15)	$(77)	$1	$(9)

(1) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $1 million for the three months ended September 30, 2022, and immaterial for the three months ended September 30, 2023.
(2) Related to benefits provided in connection with the PEER.

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Nine Months Ended September 30,	2023	2022	2023	2022
	(In millions)
Service costs	$104	$138	$2	$3
Interest costs	322	204	16	8
Expected return on plan assets	(421)	(492)	(23)	(30)
Amortization of prior service costs (credits) (1)	2	2	(7)	(8)
Special termination benefits (2)	18	—	7	—
Pension and OPEB mark-to-market adjustment	(59)	—	—	—
Net periodic benefit credits	$(34)	$(148)	$(5)	$(27)
Net periodic benefit credits, net of amounts capitalized	$(88)	$(218)	$(6)	$(28)

(1) The income tax benefits associated with the pension and OPEB prior service costs amortized out of AOCI were $1 million and $2 million for the nine months ended September 30, 2023 and 2022, respectively.
(2) Related to benefits provided in connection with the PEER.

On May 9, 2023, FirstEnergy announced a voluntary retirement program for eligible non-bargaining employees, known as the PEER. More than 65% of eligible employees, totaling approximately 450 employees, accepted the PEER, which included lump sum compensation equivalent to severance benefits, healthcare continuation costs and a temporary pension enhancement with most participating employees expected to depart by the end of 2023. The temporary pension enhancement and healthcare continuation costs are classified as special termination costs within net periodic benefit costs (credits). In addition to the PEER, FirstEnergy notified and involuntarily separated approximately 90 employees on May 9, 2023. Management expects the cost savings resulting from these initiatives to support FirstEnergy’s growth plans.

FirstEnergy’s pension and OPEB funding policy is based on actuarial computations using the projected unit credit method. On May 12, 2023, FirstEnergy made a $750 million voluntary cash contribution to the qualified pension plan. As a result of this contribution, FirstEnergy does not currently expect to have a required contribution to the pension plan through 2027 based on the 7.7% actual return through April 30, 2023, and various assumptions, including an expected rate of return on assets of 5.3% (8.0% on an annualized basis) for May 1, 2023 through December 31, 2023. However, FirstEnergy may elect to contribute to the pension plan voluntarily.

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

Assumptions for 2023 net periodic credits	Pension	OPEB
Effective rate for interest costs on benefit obligations (1)	5.10%/4.80%	5.06%
Effective rate for service costs (1)	5.34%/5.11%	5.41%
Effective rate for interest on service costs (1)	5.22%/4.94%	5.33%
Annualized expected rate of return on plan assets	8.00%	7.00%
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

5. INCOME TAXES
FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2023 and 2022. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following tables reconcile the effective tax rate to the federal income tax statutory rate for the three and nine months ended September 30, 2023 and 2022:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2023	2022	2023	2022
	(In millions)
Income before income taxes (continuing operations)	$470	$449	$1,198	$1,061
Federal income tax expense at statutory rate (21%)	$99	$94	$252	$223
Increases (reductions) in tax expense resulting from:
State income taxes, net of federal tax benefit	25	25	49	68
AFUDC equity and other flow-through	(15)	(8)	(25)	(23)
Excess deferred tax amortization due to the Tax Act	2	(15)	(30)	(46)
Federal tax credits claimed	(2)	(3)	(2)	(3)
Valuation allowances	(122)	(8)	(113)	26
Remeasurement of state deferred taxes due to law changes	—	4	—	(22)
Uncertain tax positions	50	2	50	2
Other, net	(8)	14	12	12
Total income taxes (continuing operations)	$29	$105	$193	$237
Effective income tax rate (continuing operations)	6.0%	23.4%	16.1%	22.3%

During the three months ended September 30, 2023, FirstEnergy recognized a tax benefit of approximately $65 million, net of a reserve for uncertain tax positions, from the reduction of state income taxes and partial release of a valuation allowance for the expected utilization of state net operating losses based on an assessment of regulated business operations and a change in the composition of a state tax return filing group.

During the three months ended September 30, 2023, FirstEnergy increased the reserve for uncertain tax positions by approximately $64 million, before federal tax, due to the assessment of regulated business operations discussed above, and a settlement of a separate state income tax dispute with a taxing authority, the combined effect of which increased FirstEnergy’s effective tax rate by approximately $50 million.

On March 29, 2023, the West Virginia Governor signed into law House Bill 3286, which allows corporate taxpayers a reduction to pre-apportionment federal taxable income with the amount necessary to offset the increase in the net deferred tax liability (or decrease in the net deferred tax asset) caused by West Virginia’s apportionment law change enacted in 2021. Beginning with the 2033 tax year, qualifying taxpayers can subtract one-tenth of the amount each year for ten years. Taxpayers intending to claim this subtraction will have to file a statement with the West Virginia tax commissioner by July 1, 2024, specifying the total amount of subtraction to be claimed. Accordingly, FirstEnergy recorded a state deferred tax asset of approximately $9 million in the first quarter of 2023, which was fully reserved. In conjunction with the assessment of regulated business operations discussed above, FirstEnergy removed the $9 million reserve and reduced the state deferred tax asset to approximately $4 million, and recorded a corresponding $4 million regulatory liability associated with the amount expected to be refunded to customers in future rates.

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning in 2023. Accordingly, FirstEnergy made a first quarter estimated payment of AMT of approximately $49 million in April 2023. In June 2023, the U.S. Treasury issued additional guidance that eliminated the requirement of corporations to include AMT in quarterly estimated tax payments, pending further guidance on the application and administration of AMT. In September 2023, the U.S. Treasury issued additional guidance clarifying certain aspects of ASFI, which FirstEnergy is currently assessing but does not believe will have a material impact on its position. Therefore, as a result of guidance issued to date, current forecast of AMT obligation, and the amount of AMT already paid in April 2023, FirstEnergy does not expect to make any additional AMT payments in 2023. Until final U.S. Treasury regulations are issued, the amount of AMT FirstEnergy pays could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation will also be subject to the discretion of the FERC and state public utility commissions. Any adverse development in this legislation, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could reduce FirstEnergy’s future cash flows and impact financial condition.

As discussed above, FirstEnergy expects to close on the sale of an additional 30% interest in FET in 2024. As a result of the expected additional sale in FET, FirstEnergy recognized a charge to income tax expense in the fourth quarter of 2022 of approximately $752 million, representing the deferred tax liability associated with the deferred tax gain on the initial 19.9% sale of FET that closed in May 2022, such deferred gain consisting of consideration received on the sale and the recapture of estimated negative tax basis in FET impacted by taxable income and loss among other factors. During the three months ended September 30, 2023, FirstEnergy filed its 2022 consolidated federal income tax return, resulting in an immaterial change to the deferred tax liability previously recognized. However, the ultimate tax gain related to the sale of ownership interests in FET is subject to change based on the final computation of the negative tax basis described above in conjunction with the closing of the additional 30% sale in 2024.
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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of September 30, 2023, from those used as of December 31, 2022. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following table sets forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	September 30, 2023				December 31, 2022
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs (1)	$—	$—	$10	$10	$—	$—	$11	$11
Equity securities	2	—	—	2	2	—	—	2
U.S. state and municipal debt securities	—	259	—	259	—	266	—	266
Cash, cash equivalents and restricted cash (2)	144	—	—	144	206	—	—	206
Other (3)	—	41	—	41	—	40	—	40
Total assets	$146	$300	$10	$456	$208	$306	$11	$525

Liabilities
Derivative liabilities FTRs (1)	$—	$—	$(3)	$(3)	$—	$—	$(2)	$(2)
Total liabilities	$—	$—	$(3)	$(3)	$—	$—	$(2)	$(2)

Net assets	$146	$300	$7	$453	$208	$306	$9	$523
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Restricted cash of $26 million and $46 million as of September 30, 2023 and December 31, 2022, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of September 30, 2023, and December 31, 2022:

	September 30, 2023 (1)				December 31, 2022 (2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$296	$—	$(37)	$259	$294	$—	$(28)	$266
(1) Excludes short-term cash investments of $9 million as of September 30, 2023.
(2) Excludes short-term cash investments of $5 million as of December 31, 2022.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and nine months ended September 30, 2023 and 2022, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Sale proceeds	$10	$15	$28	$31
Realized gains	—	—	—	1
Realized losses	—	(2)	(2)	(4)
Interest and dividend income	3	3	9	9

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Earnings and losses associated with corporate-owned life insurance policies are reflected in “Miscellaneous income, net” on FirstEnergy’s Consolidated Statements of Income. The total carrying value of other investments were $358 million and $351 million as of September 30, 2023, and December 31, 2022, respectively, and are excluded from the amounts reported above. See Note 1, "Organization and Basis of Presentation," for additional information on FirstEnergy's equity method investments.

Pre-tax income (expense) related to corporate-owned life insurance policies were $(4) million and $(6) million, for the three months ended September 30, 2023 and 2022, respectively, and $6 million and $(28) million for the nine months ended September 30, 2023 and 2022, respectively. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(In millions)
Carrying value	$24,254	$21,641
Fair value	$21,800	$19,784

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2023, and December 31, 2022.

FirstEnergy had the following redemptions and issuances during the nine months ended September 30, 2023:

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

PN	Unsecured Notes	March, 2023	5.15%	2026	$300	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
ATSI	Unsecured Notes	May, 2023	5.13%	2033	$150	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
FE	Unsecured Convertible Notes	May, 2023	4.00%	2026	$1,500	Proceeds were used to repay short-term borrowings, to repurchase a portion of its 2031 Notes, to fund the qualified pension plan and for other general corporate purposes.
PE	FMBs	September, 2023	5.64%	2028	$100	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
PE	FMBs	September, 2023	5.73%	2030	$50	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
MP	FMBs	September, 2023	5.85%	2034	$400	Proceeds are for repaying short-term and long-term debt, including MP’s $400 million 4.1% FMBs due April 15, 2024, to finance capital expenditures and for other general corporate purposes.
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

On March 22, 2023, PE filed a base rate case with the MDPSC, utilizing a test year based on twelve months of actual 2022 data. The base rate case requests an annual increase in base distribution rates of $50.4 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. The rate case additionally requests approval to continue an EDIS to fund three service reliability and resiliency programs, two new proposed programs to assist low-income customers and cost recovery of certain expenses associated with PE’s pilot electric vehicle charger program and its COVID-19 pandemic response. On October 18, 2023, the MDPSC approved an annual increase in base distribution rates of $28 million, effective October 19, 2023. The order denied PE’s request to establish a pension/OPEB regulatory asset (or liability), allowed recovery of most COVID-19 deferred costs; and rejected the continuation of PE’s EDIS, as PE's reliability has improved such that the surcharge recovery mechanism is no longer merited at this time. The MDPSC also ordered an independent audit of certain allocations from FESC to PE and denied recovery of approximately $12 million in rate base associated with certain corporate support costs recorded to capital accounts resulting from the FERC Audit.

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

Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Consistent with the December 29, 2022, order by the MDPSC phasing out the ability of Maryland utilities to earn a return on EmPOWER investments, PE will be required to expense 33% of its EmPOWER program costs in 2024, 67% in 2025 and 100% in 2026. Notwithstanding the order to phase out PE’s ability to earn a return on its EmPOWER investments, all previously unamortized costs will continue to earn a return and be collected by the end of 2029, consistent with the plan PE submitted on January 11, 2023. Additionally at the direction of the MDPSC, PE together with other Maryland utilities are required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $310 million, $354 million, and $510 million, respectively. Hearings on the proposed plans for all Maryland utilities are scheduled to begin on November 6, 2023.

On April 17, 2023, PE submitted a proposal to the MDPSC seeking approval to end its PPA with the Warrior Run generating station. The PPA for Warrior Run was a requirement of the Public Utility Regulatory Policies Act of 1978. PE’s Maryland customers currently pay a surcharge on their electric bill in connection with the Warrior Run PPA, which fluctuates from year to year based on the difference between what PE pays for the output of the plant and what PE is able to recover by reselling that output into PJM. PE negotiated a termination of the PPA, which the MDPSC approved on June 21, 2023, and became effective June 28, 2023, requiring it to pay Warrior Run a fixed amount of $51 million annually through 2029, for a total of $357 million. During the second quarter of 2023, a liability was established for the $357 million termination fee, of which $55 million was included in “Other current liabilities” and $302 million in “Other non-current liabilities”, and as the cost of the termination fee will be recovered through the current surcharge, an offsetting regulatory asset was established on FirstEnergy’s Consolidated Balance Sheets, and results in no impact to FirstEnergy’s or PE’s current or future earnings and is expected to result in savings for PE’s Maryland customers. On July 26, 2023, the MDPSC approved the change in surcharge, effective August 1, 2023, after previously approving the termination of the agreement.

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

On March 16, 2023, JCP&L filed a base rate case with the NJBPU, utilizing a test year based on six months of actual data for the second half of calendar year 2022, and six months of forecasted data for the first half of calendar year 2023. The rate case requests an annual net increase in base distribution revenues of approximately $185 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on 2023 expense) and the actual annual amount each year using the delayed recognition method. On August 7, 2023, JCP&L updated its base rate case to provide actual test-year data for the first quarter of calendar year 2023 and update its proposed annual net increase in base rate distribution revenues to approximately $192 million. In addition to the above, JCP&L’s request includes, among other things, approval of two new proposed programs to assist low-income customers, cost recovery of certain investments and expenses associated with its electric vehicle and AMI programs, an update of its depreciation rates, modifications to its storm cost recovery, and tariff modifications to update standard construction costs. A procedural schedule was adopted with evidentiary hearings to be held the week of January 8, 2024. On October 17, 2023, JCP&L requested a suspension of the procedural schedule to enter into formal settlement discussions, which all parties agreed and the administrative law judge granted the same day.

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

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023, which deadline was extended until July 31, 2023. JCP&L filed its comments on July 31, 2023. The parties have filed responses.

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

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. FERC staff subsequently requested additional information on JCP&L’s application, which JCP&L provided. On August 21, 2023, FERC approved JCP&L’s application, effective August 22, 2023. Construction is expected to begin in 2025. Consistent with the commitments made in its proposal to the NJBPU, JCP&L intends to pursue an opportunity to finance a portion of the project using low-interest rate loans available under the United States Department of Energy’s Energy Infrastructure Reinvestment Program of the IRA of 2022. JCP&L anticipates submitting the first part of its two-part application in the fourth quarter of 2023, with the second part due in January 2024.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. ESP V proposes to continue providing power to non-shopping customers at market-based prices set through an auction process, with process enhancements designed to reduce costs to customers. ESP V also proposes to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual revenue cap increases of $15 to $21 million per year, based on reliability performance, and Rider AMI for recovery of approved grid modernization investments. ESP V proposes new riders to support continued maintenance of the distribution system, including vegetation management and storm restoration operating expense. In addition, ESP V proposes four-year energy efficiency and peak demand reduction programs for residential and commercial customers, with cost recovery spread over eight years. ESP V further includes a commitment to spend $52 million in total over the eight-year term, without recovery from customers, on initiatives to assist low-income customers, education and incentives to help ensure customers have good experiences with electric vehicles. Hearings are scheduled to commence on November 7, 2023.

On May 16, 2022, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2021, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings.

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700 thousand smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV. Hearings are scheduled to commence on December 11, 2023.

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

On August 16, 2022, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the above pending HB 6- related matters for a period of six months, which request was granted by the PUCO on August 24, 2022. On February 22, 2023, the U.S. Attorney for the Southern District of Ohio again requested that the PUCO stay the above pending HB-6 related matters for a period of six months, which request was granted by the PUCO on March 8, 2023. On August 10, 2023, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the above pending HB 6-related matters for a period of six additional months, which was approved by the PUCO on August 23, 2023. On September 22, 2023, OCC filed an application for rehearing challenging the PUCO’s August 23, 2023, order, which the PUCO denied on October 18, 2023. The four cases remain stayed in their entirety, including discovery and motions, and all related procedural schedules are vacated.

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

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. An evidentiary hearing was held on April 13, 2022, and on April 20, 2022, the parties filed a partial settlement with the PPUC resolving certain of the issues in the proceeding and setting aside the remainder of the issues to be resolved through briefing. The PPUC approved the partial settlement, without modification, on August 4, 2022. Under the 2023-2027 DSPs, supply will be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

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

On March 6, 2023, FirstEnergy filed applications with the PPUC, NYPSC and FERC seeking approval to consolidate the Pennsylvania Companies into a new, single operating entity. The PA Consolidation includes, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the retail utility operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC and PPUC. On August 14, 2023, FERC issued an order approving the proposed PA Consolidation. On August 30, 2023, the parties filed a settlement agreement recommending that the PPUC approve PA Consolidation subject to the terms of the settlement, which include among other things, $650 thousand over five years in bill assistance for income-eligible customers and the Pennsylvania Companies’ commitment to (i) not seek full distribution rate unification until the earlier of 10 years or in the fourth base rate case filed after January 1, 2025 and (ii) track and share with customers certain operational and administrative efficiency costs associated with the PA Consolidation. On October 19, 2023, the ALJs issued a decision recommending that the PPUC approve, without modification, the August 30, 2023 settlement agreement. The settlement agreement is pending PPUC approval. Subject to receipt of all regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

On May 5, 2023, FirstEnergy and Brookfield submitted applications to FERC and to the PPUC to facilitate the FET Minority Equity Interest Sale. On May 12, 2023, the parties also filed an application with the VSCC, which was approved on June 20, 2023. On August 14, 2023, FERC issued an order approving the FET Minority Equity Interest Sale. On August 7, 2023, the PPUC’s presiding officers held a prehearing conference, which, among other things, set evidentiary hearings for early November 2023. The parties also must obtain successful review of the transaction by the CFIUS.

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

On August 25, 2022, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $183.8 million beginning January 1, 2023, which represents a 12.2% increase to the rates then in effect. The increase was driven by an underrecovery during the review period (July 1, 2021, to June 30, 2022) of approximately $145 million due to higher coal, reagent, and emission allowance expenses. This filing additionally addresses, among other things, the WVPSC’s May 2022 request for a prudence review of current rates. At a hearing on December 8, 2022, the parties in the case presented a unanimous settlement to increase rates by approximately $92 million, effective January 1, 2023, and carry over to MP and PE’s 2023 ENEC case, approximately $92 million at a carrying charge of 4%. In an order dated December 30, 2022, the WVPSC approved the settlement with respect to the proposed rate increase, but MP and PE rates remain subject to a prudence review in their 2023 ENEC case. The order also instructed MP to evaluate the feasibility of purchasing the 1,200 MW Pleasants Power Station and file a summary of the evaluation, which MP and PE filed on March 31, 2023. MP and PE provided the WVPSC with regular status reports throughout the second quarter of 2023 regarding the process of their evaluation. Subsequently, the owner of Pleasants entered into an agreement to sell Pleasants to an indirect wholly owned subsidiary of Omnis Global Technologies, LLC, which transaction closed on August 1, 2023. As a result, MP and PE ceased consideration of the possible purchase of Pleasants and on August 30, 2023, the WVPSC closed the proceeding.

On August 31, 2023, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $167.5 million beginning January 1, 2024, which represents a 9.9% increase in overall rates. This increase, which was driven primarily by higher fuel expenses, includes the approximate $92 million carried over from the 2022 ENEC proceeding and a portion of the approximately $267 million underrecovery balance at the end of the review period (July 1, 2022 to June 30, 2023). The remaining $75.6 million of the underrecovery balance not recovered in 2024 will be deferred for collection during 2025, with an annual carrying charge of 4%. A hearing has been set for November 30, 2023.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. On April 24, 2023, MP and PE sought final tariff approval from the WVPSC for three of the five solar sites, representing 30 MWs of generation, and requested approval of a surcharge to recover any costs above the final approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $110 million. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense by approximately $76 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established. On August 22, 2023, a unanimous settlement of the case was filed recommending a $33 million per year increase in depreciation expense, effective April 1, 2024. An order from the WVPSC is expected in the first quarter 2024.

On March 2, 2023, the WVPSC ordered an audit of MP and PE focused on: (i) the lobbying and promotional/image building expenses, including those related to HB 6, incurred by MP and PE from 2018 to 2022 (ii) intra-corporate charges, (iii) the accounting for charges included in the ENEC cost recovery accounts of MP and PE during the same time period, and (iv) review and report on the findings, including those specific to MP and PE, set forth in the FERC Audit described below as well as a review and report of the responses by MP and PE thereto. The audit began in September 2023 and is to conclude by year-end with the findings incorporated into the base rate case currently pending before the WVPSC.

On May 31, 2023, MP and PE filed a base rate case with the WVPSC requesting a total revenue increase of approximately $207 million utilizing a test year of 2022 with adjustments plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. Among other things, the increase includes the approximate $76 million requested in a depreciation case filed on January 13, 2023 and described more fully above, and amounts to support a new low-income customer advocacy program, storm restoration work and service reliability investments. New rates are expected to be effective by the end of March 2024. A hearing has been set for late January 2024.

On August 31, 2023, MP and PE filed its biennial review of their vegetation management program and surcharge. MP and PE have proposed an approximate $17 million increase in the surcharge rates, due to an underrecovery in the prior two-year period and increased forecast costs. An order from the WVPSC is expected by the end of 2023. See “Note 8, “Commitments, Guarantees and Contingencies," below, for additional details on the EPA's ELG.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy had implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy recorded in the third quarter of 2022 approximately $45 million ($34 million after-tax) in expected customer refunds, plus interest, due to its wholesale transmission customers and reclassified approximately $195 million of certain transmission capital assets to operating expenses for the audit period, of which $90 million ($67 million after-tax) are not expected to be recoverable and impacted FirstEnergy’s earnings since they relate to costs capitalized during stated transmission rate time periods. These reclassifications also resulted in a reduction to the Regulated Transmission segment’s rate base by approximately $160 million, which is not expected to materially impact FirstEnergy or the segment’s future earnings. The expected wholesale transmission customer refunds were recognized as a reduction to revenue, and the amount of reclassified transmission capital assets that are not expected to be recoverable were recognized within “Other operating expenses” at the Regulated Transmission segment and on FirstEnergy’s Consolidated Statements of Income. Furthermore, FirstEnergy’s distribution utilities are in the process of addressing the outcomes of the FERC Audit with the applicable state commissions and proceedings, which could result in future charges and/or adjustments to the distribution utilities.

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

Transmission Planning Supplemental Projects: Ohio Consumers Counsel v ATSI, et al.

On September 27, 2023, the OCC filed a complaint against ATSI and PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Comments are due on November 17, 2023.

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

As of September 30, 2023, outstanding guarantees and other assurances aggregated $818 million, consisting of parental guarantees on behalf of its consolidated subsidiaries ($521 million) and other assurances ($297 million).

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

As of September 30, 2023, $89 million of net cash collateral has been posted by FE or its subsidiaries and is included in “Prepaid taxes and other current assets” on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $29 million of net cash collateral as of September 30, 2023, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2023:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$63	$—	$63
Surety Bonds (Collateralized Amount) (1)	80	79	159
Total Exposure from Contractual Obligations	$143	$79	$222
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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, West Virginia was granted an interim stay of the disapproval of its SIP pending a hearing scheduled for October 27, 2023, meaning the Good Neighbor Plan will not take effect in West Virginia until October 27, 2023, at the earliest. In addition, certain states including West Virginia, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, have separately appealed and filed motions to stay the Good Neighbor Plan itself, with more appeals expected. On September 25, 2023, the DC Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the U.S. Supreme Court. Unless the West Virginia SIP disapproval is stayed after oral argument on October 27, 2023, or the FIP is successfully stayed, the Good Neighbor Plan will be effective in West Virginia in late October 2023, which could cause MP to accelerate certain of its planned capital expenditures to comply with the new rule.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19,

2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule proposes stringent emissions limitations based on fuel type and unit retirement date. Comments on the proposed rule were submitted to the EPA on August 8, 2023. Depending on how final rules are ultimately implemented and the outcome of any appeals, compliance with these standards could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility until 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of September 30, 2023, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $96 million have been accrued through September 30, 2023, of which, approximately $62 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act and related claims in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero, and no additional customer bills will include new decoupling rider charges after February 8, 2021. On August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit. After a stay, pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above, the litigation has resumed pursuant to an order, dated March 15, 2023. Discovery is ongoing. On July 31, 2023, FE and other defendants filed motions to dismiss in part the OAG’s section amended complaint, which the OAG opposed.

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

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which the S.D. Ohio granted on May 9, 2022. Subsequently, following a hearing on August 4, 2022, the S.D. Ohio granted final approval of the settlement on August 23, 2022.

The settlement includes a series of corporate governance enhancements and a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less approximately $36 million in court-ordered attorney’s fees awarded to plaintiffs. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022, and the S.D. Ohio denied that motion on May 22, 2023. On June 15, 2023, the purported FE stockholder filed an appeal in the U.S. Court of Appeals for the Sixth Circuit. If the S.D. Ohio’s final settlement approval is affirmed by the U.S. Court of Appeals for the Sixth Circuit, the settlement agreement is expected to resolve fully these shareholder derivative lawsuits.

On June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed a joint motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022. On August 15, 2022, the N.D. Ohio issued an order stating its intention to appoint one group of applicants as new plaintiffs’ counsel, and on August 22, 2022, the N.D. Ohio ordered that any objections to the appointment be submitted by August 26, 2022. The parties filed their objections by that deadline, and on September 2, 2022, the applicants responded to those objections. In the meantime, on August 25, 2022, a purported FE stockholder represented by the applicants filed a motion to intervene, attaching a proposed complaint-in-intervention purporting to assert claims that the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act as well as a claim against a third party for professional negligence and malpractice. The parties filed oppositions to that motion to intervene on September 8, 2022, and the proposed intervenor's reply in support of his motion to intervene was filed on September 22, 2022. On August 24, 2022, the parties filed a joint motion to dismiss the action pending in the N.D. Ohio based upon and in light of the approval of the settlement by the S.D. Ohio. On August 30, 2022, the parties filed a joint motion to dismiss the state court action, which the court granted on September 2, 2022. On September 29, 2023, the N.D. Ohio issued a stay of the case pending the appeal in the U.S. Court of Appeals for the Sixth Circuit.

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
9. SEGMENT INFORMATION

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments, Regulated Distribution and Regulated Transmission. FirstEnergy evaluates segment performance based on earnings attributable to FE from continuing operations.

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

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The majority of the purchase price is expected to be paid in cash upon closing, and the remainder will be payable by the issuance of a promissory note, which is expected to be repaid by the end of 2024. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the PPUC, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy made the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. As of September 30, 2023, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of September 30, 2023, Corporate/Other had approximately $6.8 billion of FE holding company debt.

Financial information for FirstEnergy’s business segments and reconciliations to consolidated amounts is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
External revenues
Regulated Distribution	$2,978	$2,965	$8,231	$7,867
Regulated Transmission	508	503	1,487	1,394
Corporate/Other	1	7	6	21
Reconciling Adjustments	—	—	—	—
Total external revenues	$3,487	$3,475	$9,724	$9,282

Internal revenues
Regulated Distribution	$56	$58	$171	$171
Regulated Transmission	1	—	3	3
Corporate/Other	—	—	—	—
Reconciling Adjustments	(57)	(58)	(174)	(174)
Total internal revenues	$—	$—	$—	$—

Total revenues	$3,487	$3,475	$9,724	$9,282

Depreciation
Regulated Distribution	$256	$242	$762	$719
Regulated Transmission	93	72	272	245
Corporate/Other	—	3	3	6
Reconciling Adjustments	17	15	51	50
Total depreciation	$366	$332	$1,088	$1,020

Deferral of regulatory assets, net
Regulated Distribution	$(136)	$(85)	$(249)	$(250)
Regulated Transmission	(4)	(1)	(4)	(2)
Corporate/Other	—	—	—	—
Reconciling Adjustments	—	—	—	—
Total deferral of regulatory assets, net	$(140)	$(86)	$(253)	$(252)

Equity method investment earnings
Regulated Distribution	$—	$—	$—	$—
Regulated Transmission	—	—	—	—
Corporate/Other	43	57	134	134
Reconciling Adjustments	—	—	—	—
Total equity method investment earnings	$43	$57	$134	$134

Interest expense
Regulated Distribution	$159	$132	$456	$389
Regulated Transmission	65	41	185	155
Corporate/Other	87	99	244	276
Reconciling Adjustments	(22)	(24)	(57)	(32)
Total interest expense	$289	$248	$828	$788

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Income taxes (benefits)
Regulated Distribution	$70	$92	$170	$213
Regulated Transmission	45	5	131	85
Corporate/Other	(86)	8	(108)	(61)
Reconciling Adjustments	—	—	—	—
Total income taxes (benefits)	$29	$105	$193	$237

Earnings (losses) attributable to FE from continuing operations
Regulated Distribution	$275	$361	$688	$828
Regulated Transmission	123	27	371	275
Corporate/Other	23	(54)	(111)	(294)
Reconciling Adjustments	—	—	—	—
Total earnings attributable to FE from continuing operations	$421	$334	$948	$809

Cash Flows From Investing Activities:
Capital investments
Regulated Distribution	$409	$415	$1,136	$1,127
Regulated Transmission	424	236	1,097	700
Corporate/Other	15	15	33	25
Reconciling Adjustments	—	—	—	—
Total capital investments	$848	$666	$2,266	$1,852

(In millions)	As of September 30, 2023		As of December 31, 2022
Assets
Regulated Distribution	$32,434		$31,749
Regulated Transmission	14,454		13,835
Corporate/Other	583		524
Reconciling Adjustments	—		—
Total assets	$47,471		$46,108

Goodwill
Regulated Distribution	$5,004		$5,004
Regulated Transmission	614		614
Corporate/Other	—		—
Reconciling Adjustments	—		—
Total goodwill	$5,618		$5,618

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

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into FE PA, a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies and is expected to realize increased regulatory and administrative efficiencies, streamlined operational functions and certain financing benefits. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC and PPUC, which filings were submitted on March 6, 2023. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

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
On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The majority of the purchase price is expected to be paid in cash upon closing, and the remainder will be payable by the issuance of a promissory note, which is expected to be repaid by the end of 2024. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the PPUC, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy made the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. As of September 30, 2023, 67 MWs of electric generating capacity, representing AE Supply’s OVEC capacity entitlement, was also included in Corporate/Other for segment reporting. As of September 30, 2023, Corporate/Other had approximately $6.8 billion of FE holding company debt.

EXECUTIVE SUMMARY

FirstEnergy is a forward-thinking electric utility centered on integrity, powered by a diverse team of employees, committed to making customers’ lives brighter, the environment better and our communities stronger.

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

At FirstEnergy, we are dedicated to staying true to our mission and core values. We understand the impact our company can make in the world around us, which means pursuing initiatives and goals that align with our foundational principles, support our EESG and strategic priorities and positively impact our stakeholders.

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

As a fully regulated electric utility, FirstEnergy is focused on stable and predictable earnings and cash flow from its Regulated Distribution and Regulated Transmission businesses flowing through investments that deliver enhanced customer service and reliability. FirstEnergy expects $3.7 billion of capital investments in 2023, which is $300 million more than the original plan of $3.4 billion, and with current plans for 2024 and 2025 of $3.9 billion and $4.1 billion, respectively, will bring total capital investments over the three-year period to approximately $12 billion, which is comprised of 47% transmission and 51% distribution.

FirstEnergy's Regulated Distribution business is comprised of a geographically and regulatory diverse collection of electric utilities delivering customer-focused sustainable growth. This business operates in a territory of 65,000 square miles, across the Midwest & Mid-Atlantic regions, one of the largest contiguous territories in the United States, and allows the Utilities to be uniquely positioned for growth through investments that strengthen the grid and enable the clean energy transition. Through its investment plan, Regulated Distribution is focused on improving reliability and added operating flexibility to the distribution infrastructure, which provide benefits to the customers and communities those Utilities serve.

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

FirstEnergy has an active regulatory calendar in 2023 and 2024 to support its regulated growth strategy and address the critical investments that support reliability and a smarter and cleaner electric grid, including:

•On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. On August 22, 2023, the parties filed a unanimous settlement of the case recommending a $33 million annual increase in depreciation expense, effective April 1, 2024. An order is expected in the first quarter of 2024;
•On March 16, 2023, JCP&L filed a base rate case in New Jersey, requesting a $185 million increase in base distribution revenues, which supports investments to strengthen the energy grid, enhance the customer experience and provide assistance to low-income as well as senior citizen customers. JCP&L subsequently updated its base rate case on August 7, 2023, which, among other things, increased its proposed annual net increase in base rate distribution revenues to approximately $192 million. Key proposals to the filing include: a distribution rate base of $3.1 billion, ROE of 10.4%, and a capital structure of debt/equity of 48%/52%. Additionally, JCP&L plans to file an infrastructure investment program in the fourth quarter of 2023;
•On October 18, 2023, the MDPSC issued an order approving an annual increase in base distribution rates of $28 million, effective October 19, 2023, with respect to the base rate case that PE filed on March 22, 2023. The MDPSC denied PE’s request to establish a pension/OPEB regulatory asset, rejected the continuation of PE’s EDIS, and allowed recovery of most COVID-19 deferred costs. The MDPSC also ordered an independent audit of certain allocations from FESC to PE and denied recovery of approximately $12 million in rate base associated with certain corporate support costs recorded to capital accounts resulting from the FERC Audit;
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
•On May 31, 2023, MP and PE filed a base rate case in West Virginia requesting a $207 million increase in revenue, which supports reliability investments, grid resiliency, an enhanced customer experience and provides assistance to low-income customers. Key proposals to the filing include: a distribution rate base of $3.2 billion, ROE of 10.85%, and a capital structure of debt/equity of 51%/49%; and
•FirstEnergy plans to continue its active regulatory filings in 2024 with base rate case filings in Ohio and potentially Pennsylvania.

FirstEnergy's Regulated Transmission business is a premier, high quality transmission business, with approximately 24,000 miles of transmission lines in operation and one of the largest transmission systems in PJM. The Transmission Companies and certain of FirstEnergy's utilities (JCP&L, MP, PE and WP) are focused on "Energizing the Future" with investments that support clean energy, improve grid reliability and resiliency and support a carbon neutral future. "Energizing the Future" is the centerpiece of FirstEnergy’s regulated investment strategy with all investments recovered under FERC-regulated forward-looking formula rates. FirstEnergy believes there is a continued long-term pipeline of investment opportunities for its existing transmission infrastructure beyond those identified through 2025, which are expected to strengthen grid and cyber-security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

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

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The majority of the purchase price is expected to be paid in cash upon closing, and the remainder will be payable by the issuance of a promissory note, which is expected to be repaid by the end of 2024. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the PPUC, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy made the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into FE PA, a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC and PPUC. On August 14, 2023, FERC issued an order approving the proposed PA Consolidation. On August 30, 2023, the parties filed a settlement agreement recommending that the PPUC approve PA Consolidation subject to the terms of the settlement, which include among other things, $650,000 over five years in bill assistance for income-eligible customers and the Pennsylvania Companies’ commitment to (i) not seek full distribution rate unification until the earlier of 10 years or in the fourth base rate case filed after January 1, 2025 and (ii) track and share with customers certain operational and administrative efficiency costs associated with the PA Consolidation. On October 19, 2023, the ALJs issued a decision recommending that the PPUC approve, without modification, the August 30, 2023 settlement agreement. The settlement agreement is pending PPUC approval. Subject to receipt of all regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024. FirstEnergy is also evaluating the legal, financial, operational and branding benefits of consolidating the Ohio Companies into a single Ohio utility company.

FE Forward is our ongoing effort of continuous improvement, including the strategic reduction of operating expenditures and continued reinvestment in a more diverse capital program in support of our long-term strategy. FirstEnergy will leverage other opportunities to reduce costs, such as filling only critical positions, and will explore other additional, sustainable opportunities, such as reducing contractor spend. Additionally, we will begin implementing our facility optimization plans, which focus on both cost savings and alignment with our flexible working arrangements, and will result in our exiting the General Office in Akron, Ohio, and other corporate facilities in Brecksville, Ohio, Greensburg, Pennsylvania and Morristown, New Jersey beginning in 2024. Our corporate headquarters will remain in Akron, moving to our West Akron Campus, and we continue to explore real estate options and relocation opportunities for the other corporate facilities. As FirstEnergy continues to transform the business and implement initiatives to reduce cost, including the facility optimization plan, the impact of such actions may result in future impairments or other charges that may be significant. The result of our combined efforts will help build a stronger, more sustainable company for the near and long term.

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

On May 9, 2023, FirstEnergy announced a voluntary retirement program for eligible non-bargaining employees, known as the PEER. More than 65% of eligible employees, totaling approximately 450 employees, accepted the PEER, which included lump sum compensation equivalent to severance benefits, healthcare continuation costs and a temporary pension enhancement with most participating employees expected to depart by the end of 2023. The temporary pension enhancement and healthcare continuation costs are classified as special termination costs within net periodic benefit costs (credits). In addition to the PEER, FirstEnergy notified and involuntarily separated approximately 90 employees on May 9, 2023. Management expects the cost savings resulting from these initiatives to support FirstEnergy’s growth plans.

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

In September 2023, the FE Board declared a $0.02 per share increase to the quarterly common dividend payable December 1, 2023, to $0.41 per share, which represents a 5% increase compared to the quarterly payments of $0.39 per share paid by FE since March 2020. Modest dividend growth enables enhanced shareholder returns, while still allowing for continued substantial regulated investments. Dividend payments are subject to declaration by the FE Board and future dividend decisions determined by the FE Board may be impacted by earnings growth, credit metrics and other business conditions.

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

Future resource plans to achieve carbon reductions, including potential changes in operations or any determination of retirement dates of the regulated coal-fired generating facilities, will be subject to West Virginia law, including that certain legislation effective March 7, 2023, which requires prior approval from the West Virginia Public Energy Authority to decommission MP’s generating facilities. We will work collaboratively with regulators in West Virginia to achieve our climate goals. Determination of the useful life of the regulated coal-fired generating facilities could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment or regulatory disallowances. If MP is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s and/or MP’s financial condition, results of operations and cash flow.

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

The OAG, certain FE shareholders and FE customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve multiple shareholder derivative lawsuits that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County. On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which was granted on May 9, 2022. On August 23, 2022, the S.D. Ohio granted final approval of the settlement. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022, and the S.D. Ohio denied that motion on May 22, 2023. On June 15, 2023, the purported FE stockholder filed an appeal in the U.S. Court of Appeals for the Sixth Circuit. The N.D. Ohio issued a stay of the case pending the appeal in the U.S. Court of Appeals for the Sixth Circuit. If the S.D. Ohio’s final settlement approval is affirmed by the U.S. Court of Appeals for the Sixth Circuit, the settlement agreement is expected to fully resolve these shareholder derivative lawsuits.

The settlement includes a series of corporate governance enhancements and a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less approximately $36 million in court-ordered attorney’s fees awarded to plaintiffs.

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

FirstEnergy has taken numerous steps to address challenges posed by the HB 6 investigations and improve its compliance culture, including the refreshment of the FE Board, the hiring of key senior executives committed to supporting transparency and integrity, and strengthening and enhancing FirstEnergy’s compliance culture through several initiatives; however, the outcomes of the unresolved HB 6 investigations and state regulatory audits remain unknown.

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

FINANCIAL OVERVIEW AND RESULTS OF OPERATIONS

(In millions)	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2023	2022	Change		2023	2022	Change

Revenues	$3,487	$3,475	$12	—%	$9,724	$9,282	$442	5%

Operating expenses	2,821	2,970	(149)	(5)%	8,026	7,771	255	3%

Other expenses, net	(196)	(56)	(140)	(250)%	(500)	(450)	(50)	(11)%

Income taxes	29	105	(76)	(72)%	193	237	(44)	(19)%

Income attributable to noncontrolling interest	20	10	10	100%	57	15	42	280%

Earnings attributable to FE from continuing operations	$421	$334	$87	26%	$948	$809	$139	17%

The financial results discussed below include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 9, “Segment Information,” of the Notes to Consolidated Financial Statements.

Summary of Results of Operations — Third Quarter 2023 Compared with Third Quarter 2022

Financial results for FirstEnergy’s business segments in the third quarter of 2023 and 2022 were as follows:

Third Quarter 2023 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,979	$508	$(44)	$3,443
Other	55	1	(12)	44
Total Revenues	3,034	509	(56)	3,487

Operating Expenses:
Fuel	166	—	—	166
Purchased power	1,149	—	6	1,155
Other operating expenses	898	117	(48)	967
Provision for depreciation	256	93	17	366
Deferral of regulatory assets, net	(136)	(4)	—	(140)
General taxes	226	67	14	307
Total Operating Expenses	2,559	273	(11)	2,821

Other Income (Expense):
Equity method investment earnings	—	—	43	43
Miscellaneous income, net	19	2	3	24
Interest expense	(159)	(65)	(65)	(289)
Capitalized financing costs	10	15	1	26
Total Other Expense	(130)	(48)	(18)	(196)

Income taxes (benefits)	70	45	(86)	29

Income attributable to noncontrolling interest	—	20	—	20

Earnings Attributable to FE from Continuing Operations	$275	$123	$23	$421

Third Quarter 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$2,972	$502	$(39)	$3,435
Other	51	1	(12)	40
Total Revenues	3,023	503	(51)	3,475

Operating Expenses:
Fuel	209	—	—	209
Purchased power	1,105	—	4	1,109
Other operating expenses	848	315	(52)	1,111
Provision for depreciation	242	72	18	332
Deferral of regulatory assets, net	(85)	(1)	—	(86)
General taxes	219	64	12	295
Total Operating Expenses	2,538	450	(18)	2,970

Other Income (Expense):
Debt redemption costs	—	—	1	1
Equity method investment earnings	—	—	57	57
Miscellaneous income, net	90	17	4	111
Interest expense	(132)	(41)	(75)	(248)
Capitalized financing costs	10	13	—	23
Total Other Expense	(32)	(11)	(13)	(56)

Income taxes	92	5	8	105

Income attributable to noncontrolling interest	—	10	—	10

Earnings (Loss) Attributable to FE from Continuing Operations	$361	$27	$(54)	$334

Changes Between Third Quarter 2023 and Third Quarter 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$7	$6	$(5)	$8
Other	4	—	—	4
Total Revenues	11	6	(5)	12

Operating Expenses:
Fuel	(43)	—	—	(43)
Purchased power	44	—	2	46
Other operating expenses	50	(198)	4	(144)
Provision for depreciation	14	21	(1)	34
Deferral of regulatory assets, net	(51)	(3)	—	(54)
General taxes	7	3	2	12
Total Operating Expenses	21	(177)	7	(149)

Other Income (Expense):
Debt redemption costs	—	—	(1)	(1)
Equity method investment earnings	—	—	(14)	(14)
Miscellaneous income, net	(71)	(15)	(1)	(87)
Interest expense	(27)	(24)	10	(41)
Capitalized financing costs	—	2	1	3
Total Other Expense	(98)	(37)	(5)	(140)

Income taxes (benefits)	(22)	40	(94)	(76)

Income attributable to noncontrolling interest	—	10	—	10

Earnings (Loss) Attributable to FE from Continuing Operations	$(86)	$96	$77	$87

Regulated Distribution — Third Quarter 2023 Compared with Third Quarter 2022

Regulated Distribution’s earnings attributable to FE from continuing operations decreased $86 million in the third quarter of 2023, as compared to the same period of 2022, primarily resulting from lower customer usage as a result of the weather, lower net pension and OPEB credits, higher interest expense and costs from the PEER, as further discussed below, partially offset by certain lower other operating expenses, higher revenues from regulated investment programs and higher weather-adjusted customer usage and demand.

Revenues —

The $11 million increase in total revenues resulted from the following sources:

	For the Three Months Ended September 30,
Revenues by Type of Service	2023	2022	Increase (Decrease)
	(In millions)
Distribution	$1,526	$1,457	$69

Generation sales:
Retail	1,388	1,356	32
Wholesale	65	159	(94)
Total generation sales	1,453	1,515	(62)

Other	55	51	4
Total Revenues	$3,034	$3,023	$11

Distribution revenues increased $69 million in the third quarter of 2023, as compared to the same period of 2022, primarily resulting from higher rider revenues associated with certain investment programs, higher weather-adjusted customer usage and demand, lower customer refunds and credits associated with the PUCO-approved Ohio Stipulation and other rider rate adjustments at the Pennsylvania Companies, which has no material impact to current period earnings, partially offset by lower customer usage as a result of the weather.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2023	2022	(Decrease)	2023	2022	Increase
Residential	14,955	15,500	(3.5)%	15,293	14,945	2.3%
Commercial (1)	9,541	9,662	(1.2)%	9,629	9,514	1.2%
Industrial	14,275	14,274	—%	14,275	14,274	—%
Total Electric Distribution MWH Deliveries	38,771	39,436	(1.7)%	39,197	38,733	1.2%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by lower customer usage as a result of the weather. Heating degree days in the third quarter of 2023 were 22% below the same period of 2022 and 7% below normal. Cooling degree days in the third quarter of 2023 were 17% below the same period of 2022 and 6% below normal. Industrial deliveries in the third quarter were flat compared to the same period of 2022, primarily due to increases in deliveries to shale gas customers offset by lower deliveries to chemical manufacturing and plastics and rubber products manufacturing.

Compared to pre-pandemic levels in 2019, weather-adjusted residential distribution deliveries for the third quarter of 2023 increased 6%. Commercial and industrial deliveries decreased 3% and 1%, respectively.

The following table summarizes the price and volume factors contributing to the $62 million decrease in generation revenues for the third quarter of 2023, as compared to the same period of 2022:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$(118)
Change in prices	150
32
Wholesale:
Change in sales volumes	(47)
Change in prices	(50)
Capacity revenue	3
(94)
Change in Generation Revenues	$(62)

The decrease in retail generation sales volumes was primarily due to increased customer shopping in Pennsylvania, New Jersey and Ohio and lower usage as a result of the weather. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the third quarter of 2023, as compared to the same period of 2022, increased to 62% from 60% in Pennsylvania, to 37% from 36% in New Jersey and to 89% from 81% in Ohio. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

Wholesale generation revenues decreased $94 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to lower sales volumes and market prices. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to current period earnings.

Operating Expenses —

Total operating expenses increased $21 million, primarily due to the following:

•Fuel expense decreased $43 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to lower generation output and unit costs. Due to the ENEC, fuel expense has no material impact on current period earnings.

•Purchased power costs, which have no material impact on current period earnings, increased $44 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to increased prices, partially offset by lower sales volumes as described above.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases
Change due to unit costs	$397
Change due to volumes	(342)
55
Capacity expense	(11)
Change in Purchased Power Costs	$44

•Other operating expenses increased $50 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to the following:

•Lower other operating and maintenance expenses of $36 million, primarily associated with lower labor costs and lower vegetation management expenses, including accelerated work during the third quarter of 2022.
•Lower network transmission expenses of $13 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Higher storm expenses of $54 million, of which $48 million was deferred.
•Lump sum compensation and severance benefits of $26 million associated with the PEER program, as further discussed below.
•Higher energy efficiency and other state mandated program costs of $19 million, which are deferred for future recovery, resulting in no material impact on current period earnings.

•Depreciation expense increased $14 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to a higher asset base.

•Deferral of regulatory assets increased $51 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to:

•$49 million increase due to higher deferral of storm related expenses,
•$25 million increase due to higher generation and transmission related deferrals,
•$16 million related to net increases in other amortizations, and
•$10 million increase due to lower energy efficiency related amortizations, partially offset by
•$49 million decrease due to the absence of the return of certain Tax Act savings to Pennsylvania customers.

•General taxes increased $7 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to higher gross receipts taxes and Ohio property taxes, partially offset by lower Ohio kWh taxes.

Other Expense —

Other expense increased $98 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to lower pension and OPEB non-service credits, higher interest expense associated with new long-term issuances and higher short-term borrowings, and a charge from an environmental settlement agreement requiring a $10 million contribution to the EPA associated with a former generation plant of OE.

Income Taxes —

Regulated Distribution’s effective tax rate was 20.3% for both the three months ended September 30, 2023 and 2022.

Regulated Transmission — Third Quarter 2023 Compared with Third Quarter 2022

Regulated Transmission’s earnings attributable to FE from continuing operations increased $96 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to the absence of a reserve for customer refunds and the reclassification of certain transmission capital assets that are not expected to be recoverable resulting from the FERC Audit that was recognized in the third quarter of 2022, as further discussed below, and increased earnings as a result of regulated capital investments that increased rate base.

Revenues —

Total revenues increased $6 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to the absence of a reserve for customer refunds associated with the FERC Audit, as further discussed below, and a higher rate base, partially offset by recovery of lower operating expenses.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended September 30,
Revenues by Transmission Asset Owner	2023	2022	Increase (Decrease)
	(In millions)
ATSI	$244	$252	$(8)
TrAIL	73	79	(6)
MAIT	101	97	4
JCP&L	52	45	7
MP, PE and WP	39	30	9
Total Revenues	$509	$503	$6

Operating Expenses —

Total operating expenses decreased $177 million in the third quarter of 2023, as compared to the same period of 2022, primarily due to the absence of the reclassification of certain transmission capital assets to operating expenses as a result of the FERC Audit, as further discussed below, partially offset by higher depreciation and property tax expenses from a higher asset base. Other than the write off of nonrecoverable transmission assets, all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $37 million in the three months ended September 30, 2023, as compared to the same period of 2022, primarily due to lower affiliated company interest income at FET and lower pension and OPEB non-service credits.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.9% and 11.9% for the three months ended September 30, 2023 and 2022, respectively, as a result of the absence of a 2022 discrete tax benefit.
Corporate / Other — Third Quarter 2023 Compared with Third Quarter 2022

Financial results at Corporate/Other resulted in a $77 million decrease in losses attributable to FE from continuing operations in the third quarter of 2023, as compared to the same period of 2022, primarily due to a tax benefit in the third quarter of 2023 of approximately $65 million, net of a reserve for uncertain tax positions, from the reduction of state income taxes and partial release of a valuation allowance for the expected utilization of state net operating losses based on an assessment of regulated business operations and the composition of a state tax return filing group. Financial results compared to the same period of 2022 also reflect lower affiliated company interest expense and lower interest expense from the redemption of certain FE notes, as further discussed below, partially offset by higher investigation and other related costs associated with government investigations, lower investment earnings on FEV’s equity method investment in Global Holding, interest from the 2026 Convertible Notes and a charge associated with an update to the McElroy’s Run ARO.

Summary of Results of Operations — First Nine Months of 2023 Compared with First Nine Months of 2022

Financial results for FirstEnergy’s business segments in the first nine months of 2023 and 2022 were as follows:

First Nine Months 2023 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$8,233	$1,486	$(130)	$9,589
Other	169	4	(38)	135
Total Revenues	8,402	1,490	(168)	9,724

Operating Expenses:
Fuel	439	—	—	439
Purchased power	3,158	—	15	3,173
Other operating expenses	2,507	328	(137)	2,698
Provision for depreciation	762	272	54	1,088
Deferral of regulatory assets, net	(249)	(4)	—	(253)
General taxes	646	199	36	881
Total Operating Expenses	7,263	795	(32)	8,026

Other Income (Expense):
Debt redemption costs	—	—	(36)	(36)
Equity method investment earnings	—	—	134	134
Miscellaneous income, net	89	4	9	102
Pension and OPEB mark-to-market adjustment	57	7	(5)	59
Interest expense	(456)	(185)	(187)	(828)
Capitalized financing costs	29	38	2	69
Total Other Expense	(281)	(136)	(83)	(500)

Income taxes (benefits)	170	131	(108)	193

Income attributable to noncontrolling interest	—	57	—	57

Earnings (Loss) Attributable to FE from Continuing Operations	$688	$371	$(111)	$948

First Nine Months 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$7,878	$1,393	$(115)	$9,156
Other	160	4	(38)	126
Total Revenues	8,038	1,397	(153)	9,282

Operating Expenses:
Fuel	539	—	—	539
Purchased power	2,772	—	14	2,786
Other operating expenses	2,496	496	(165)	2,827
Provision for depreciation	719	245	56	1,020
Deferral of regulatory assets, net	(250)	(2)	—	(252)
General taxes	626	191	34	851
Total Operating Expenses	6,902	930	(61)	7,771

Other Income (Expense):
Debt redemption costs	—	—	(155)	(155)
Equity method investment earnings	—	—	134	134
Miscellaneous income, net	269	30	1	300
Interest expense	(389)	(155)	(244)	(788)
Capitalized financing costs	25	33	1	59
Total Other Expense	(95)	(92)	(263)	(450)

Income taxes (benefits)	213	85	(61)	237

Income attributable to noncontrolling interest	—	15	—	15

Earnings (Loss) Attributable to FE from Continuing Operations	$828	$275	$(294)	$809

Changes Between First Nine Months 2023 and First Nine Months 2022 Financial Results	Regulated Distribution	Regulated Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$355	$93	$(15)	$433
Other	9	—	—	9
Total Revenues	364	93	(15)	442

Operating Expenses:
Fuel	(100)	—	—	(100)
Purchased power	386	—	1	387
Other operating expenses	11	(168)	28	(129)
Provision for depreciation	43	27	(2)	68
Deferral of regulatory assets, net	1	(2)	—	(1)
General taxes	20	8	2	30
Total Operating Expenses	361	(135)	29	255

Other Income (Expense):
Debt redemption costs	—	—	119	119
Equity method investment earnings	—	—	—	—
Miscellaneous income, net	(180)	(26)	8	(198)
Pension and OPEB mark-to-market adjustment	57	7	(5)	59
Interest expense	(67)	(30)	57	(40)
Capitalized financing costs	4	5	1	10
Total Other Expense	(186)	(44)	180	(50)

Income taxes (benefits)	(43)	46	(47)	(44)

Income attributable to noncontrolling interest	—	42	—	42

Earnings (Loss) Attributable to FE from Continuing Operations	$(140)	$96	$183	$139

Regulated Distribution — First Nine Months of 2023 Compared with First Nine Months of 2022

Regulated Distribution’s earnings attributable to FE from continuing operations decreased $140 million in the first nine months of 2023, as compared to the same period of 2022, primarily resulting from lower customer usage as a result of the weather, lower net pension and OPEB credits (net of the mark-to-market adjustment gain), and higher interest expense and costs from the PEER and involuntary separations, as further discussed below, partially offset by certain lower other operating expenses, higher revenues from regulated investment programs and higher weather-adjusted customer usage and demand.

Revenues —

The $364 million increase in total revenues resulted from the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2023	2022	Increase (Decrease)
	(In millions)
Distribution services	$4,072	$4,021	$51

Generation sales:
Retail	3,988	3,449	539
Wholesale	173	408	(235)
Total generation sales	4,161	3,857	304

Other	169	160	9
Total Revenues	$8,402	$8,038	$364
Distribution services revenues increased $51 million in the first nine months of 2023, as compared to the same period of 2022, primarily resulting from higher rider revenues associated with certain investment programs, higher weather-adjusted customer usage and demand, lower customer refunds and credits associated with the PUCO-approved Ohio Stipulation and other rider rate adjustments at the Pennsylvania Companies, which have no material impact to current period earnings, partially offset by lower customer usage as a result of the weather and lower recovery or transmission expenses.

Distribution services by customer class are summarized in the following table:

	For the Nine Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWH Deliveries	2023	2022	Increase (Decrease)	2023	2022	Increase
Residential	39,730	42,860	(7.3)%	42,786	41,910	2.1%
Commercial (1)	26,335	27,668	(4.8)%	27,394	27,406	—%
Industrial	41,671	41,568	0.2%	41,671	41,569	0.2%
Total Electric Distribution MWH Deliveries	107,736	112,096	(3.9)%	111,851	110,885	0.9%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by lower customer usage as a result of the weather. Heating degree days in the first nine months of 2023 were 16% below the same period of 2022 and 17% below normal. Cooling degree days in the first nine months of 2023 were 25% below the same period of 2022 and 16% below normal. Increases in industrial deliveries were primarily from oil and gas extraction, educational services, mining, and transportation equipment manufacturing, partially offset by decreases in deliveries to plastic and rubber manufacturing and chemical manufacturing.

Compared to pre-pandemic levels in 2019, weather-adjusted residential distribution deliveries for the first nine months of 2023 increased 5%, while commercial and industrial deliveries decreased 5% and 1%, respectively.

The following table summarizes the price and volume factors contributing to the $304 million increase in generation revenues for the first nine months of 2023, as compared to the same period of 2022:

Source of Change in Generation Revenues	Increase (Decrease)
(In millions)
Retail:
Change in sales volumes	$56
Change in prices	483
539
Wholesale:
Change in sales volumes	(156)
Change in prices	(47)
Capacity revenue	(32)
(235)
Change in Generation Revenues	$304

The increase in retail generation sales volumes was primarily due to decreased customer shopping in New Jersey and Ohio, partially offset by increased customer shopping in Pennsylvania, and lower usage as a result of the weather. Total generation provided by alternative suppliers as a percentage of total MWH deliveries in the first nine months of 2023, as compared to the same period of 2022, decreased to 38% from 41% in New Jersey, to 73% from 83% in Ohio and increased to 62% from 60% in Pennsylvania. The increase in retail generation prices primarily resulted from higher non-shopping generation auction rates. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

Wholesale generation revenues decreased $235 million in the first nine months of 2023, as compared to the same period in 2022, primarily due to lower capacity revenues, sales volumes and market prices. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to current period earnings.

Operating Expenses —

Total operating expenses increased $361 million, primarily due to the following:

•Fuel costs decreased $100 million during the first nine months of 2023, as compared to the same period of 2022, primarily due to lower generation output and unit costs. Due to the ENEC, fuel expense has no material impact on current period earnings.

•Purchased power costs, which have no material impact on current period earnings, increased $386 million during the first nine months of 2023, as compared to the same period of 2022, primarily due to increased volumes and prices as described above, partially offset by lower capacity expenses.

Source of Change in Purchased Power	Increase (Decrease)
(In millions)
Purchases:
Change due to unit costs	$299
Change due to volumes	135
434
Capacity	(48)
Change in Purchased Power Costs	$386

•Other operating expenses increased $11 million in the first nine months of 2023, as compared to the same period of 2022, primarily due to:

•Lower other operating and maintenance expenses of $102 million, primarily associated with lower labor costs and employee benefits, lower vegetation management expenses, including accelerated work during the same period of 2022 and decreased regulated generation outage spend.
•Lower network transmission expenses of $26 million. These costs are deferred for future recovery, resulting in no material impact on current period earnings.
•Lower uncollectible expenses of $22 million, of which $6 million was deferred.
•Higher storm expenses of $87 million, of which $82 million was deferred.
•Lump sum compensation and severance benefits of $36 million associated with the PEER program and involuntary separations in 2023, as further discussed below.
•Higher vegetation management in West Virginia, energy efficiency and other state mandated program costs of $38 million, which are deferred for future recovery, resulting in no material impact on current period earnings.

•Depreciation expense increased $43 million in the first nine months of 2023, as compared to the same period of 2022, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $1 million in the first nine months of 2023, as compared to the same period of 2022, primarily due to:

•$53 million decrease due to the absence of the customer refunds associated with the Ohio Stipulation,
•$52 million decrease due to the absence of the return of certain Tax Act savings to Pennsylvania customers in 2022, and
•$26 million net decrease due to lower generation and transmission related deferrals, partially offset by
•$84 million increase due to higher deferral of storm related expenses,
•$25 million related to net increases in other deferrals,
•$14 million increase due to higher energy efficiency related deferrals, and
•$7 million increase due to lower vegetation related amortizations.

•General taxes increased $20 million in the first nine months of 2023, as compared to the same period of 2022, primarily due to higher gross receipts taxes and Ohio property taxes, partially offset by lower Ohio kWh taxes.

Other Expense —

Other expense increased $186 million in the first nine months of 2023, as compared to the same period of 2022, primarily due to lower net pension and OPEB non-service credits (net of the mark-to-market adjustment gain), higher net interest expense associated with new long-term issuances and higher short-term borrowings, and a charge from an environmental settlement agreement requiring a $10 million contribution to the EPA associated with a former generation plant of OE.

Income Taxes —

Regulated Distribution’s effective tax rate was 19.8% and 20.5% for the nine months ended September 30, 2023 and 2022, respectively.

Regulated Transmission — First Nine Months of 2023 Compared with First Nine Months of 2022

Regulated Transmission’s earnings attributable to FE from continuing operations increased $96 million in the first nine months of 2023, as compared to the same period of 2022, primarily due to the absence of a reserve for customer refunds and the reclassification of certain transmission capital assets that are not expected to be recoverable resulting from the FERC Audit that was recognized in the third quarter of 2022, as further discussed below. Additionally, earnings increased as a result of regulated capital investments that increased rate base and is partially offset by the 19.9% minority equity interest sale in FET that closed in May 2022, and higher net financing costs.

Revenues —

Total revenues increased $93 million, primarily due to the absence of a reserve for customer refunds associated with the FERC Audit, as further discussed below, and a higher rate base, partially offset by recovery of lower operating expenses.

The following table shows revenues by transmission asset owner:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2023	2022	Increase (Decrease)
	(In millions)
ATSI	$712	$686	$26
TrAIL	207	209	(2)
MAIT	289	253	36
JCP&L	152	151	1
MP, PE and WP	130	98	32
Total Revenues	$1,490	$1,397	$93

Operating Expenses —

Total operating expenses decreased $135 million in the first nine months of 2023, as compared to the same period of 2022, primarily due to the absence of the reclassification of certain transmission capital assets to operating expenses as a result of the FERC Audit, as further discussed below, partially offset by higher depreciation and property tax expenses from a higher asset base. Other than the write off of nonrecoverable transmission assets, nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $44 million in the first nine months of 2023, as compared to the same period of 2022, primarily due to lower affiliated company interest income at FET, lower net pension and OPEB non-service credits (net of the pension and OPEB mark-to-market gain) and higher net interest expense due to the new debt issuances at MAIT and ATSI.

Income Taxes —

Regulated Transmission’s effective tax rate was 23.4% and 22.7% for the nine months ended September 30, 2023 and 2022, respectively.
Corporate / Other — First Nine Months of 2023 Compared with First Nine Months of 2022

Financial results at Corporate/Other resulted in a $183 million decrease in losses attributable to FE from continuing operations in the first nine months of 2023, as compared to the same period of 2022, primarily due to lower interest and debt redemption expenses from the redemption of certain FE notes, as further discussed below, lower affiliated company borrowings and a tax benefit in the third quarter of 2023 of approximately $65 million, net of a reserve for uncertain tax positions from the reduction of state income taxes and partial release of a valuation allowance for the expected utilization of state net operating losses based on an assessment of regulated business operations and the composition of a state tax return filing group. Financial results compared to the same period of 2022 also reflect higher investment earnings on corporate-owned life insurance policies, partially offset by expenses associated with the cancellation of certain sponsorship agreements in 2023, higher investigation and other related costs associated with government investigations, a charge associated with an update to the McElroy’s Run ARO, lower pension and OPEB non-service credits (including the mark-to-market adjustment in the second quarter of 2023) and higher interest from the 2026 Convertible Notes.

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

The following table provides information about the composition of net regulatory assets and liabilities as of September 30, 2023, and December 31, 2022, and the changes during the nine months ended September 30, 2023:

Net Regulatory Assets (Liabilities) by Source	September 30, 2023	December 31, 2022	Change
	(In millions)
Customer payables for future income taxes	$(2,369)	$(2,463)	$94
Spent nuclear fuel disposal costs	(72)	(83)	11
Asset removal costs	(659)	(675)	16
Deferred transmission costs	172	50	122
Deferred generation costs	626	235	391
Deferred distribution costs	224	164	60
Storm-related costs	790	683	107
Pandemic-related costs	25	26	(1)
Energy efficiency program costs	156	94	62
New Jersey societal benefit costs	74	94	(20)
Vegetation management costs	99	63	36
Other	(29)	(2)	(27)
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(963)	$(1,814)	$851

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

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $275 million and $206 million are currently being recovered through rates as of September 30, 2023 and December 31, 2022, respectively.

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

The following table provides information about the composition of net regulatory assets that do not earn a current return as of September 30, 2023 and December 31, 2022, of which approximately $467 million and $511 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return	September 30, 2023	December 31, 2022	Change
	(In millions)
Deferred transmission costs	$6	$8	$(2)
Deferred generation costs	523	262	261
Deferred distribution costs	59	27	32
Storm-related costs	612	568	44
Pandemic-related costs	40	45	(5)
Vegetation management costs	24	52	(28)
Other	32	35	(3)
Regulatory Assets Not Earning a Current Return	$1,296	$997	$299
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

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The majority of the purchase price is expected to be paid in cash upon closing, and the remainder will be payable by the issuance of a promissory note, which is expected to be repaid by the end of 2024. As a result of the consummation of the transaction, Brookfield’s interest in FET will increase from 19.9% to 49.9%, while FE will retain the remaining 50.1% ownership interests of FET. The transaction is subject to customary closing conditions, including approval from the PPUC, and completion of review by the CFIUS. In addition, pursuant to the FET P&SA II, FirstEnergy made the necessary filings with the applicable regulatory authorities for the PA Consolidation. The FET Minority Equity Interest Sale is expected to close by early 2024. Upon closing, FET will continue to be consolidated in FirstEnergy’s GAAP financial statements.

FirstEnergy is proceeding with the consolidation of the Pennsylvania Companies into FE PA, a new, single operating entity. The PA Consolidation will require, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies and is expected to realize increased regulatory and administrative efficiencies, streamlined operational functions and certain financing benefits. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC and PPUC, which filings were submitted on March 6, 2023. Subject to receipt of such regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

In light of the FET P&SA I transaction completed in 2022 and the FET P&SA II announced earlier this year, FirstEnergy does not currently anticipate the need to issue additional equity through 2025, with the exception of annual issuances of up to $100 million under regular dividend reinvestment plans and employee benefit stock investment plans.

Economic conditions following the global pandemic have increased supply chain lead times across numerous material categories, with some as much as tripling from pre-pandemic lead times. Some key suppliers have struggled with labor shortages and raw material availability, which along with inflationary pressure that appears to be moderating, have increased costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition. Additionally, interest rates have increased significantly, which has caused the interest expense on borrowings under the various FirstEnergy credit facilities and new capital market issuances to be significantly higher.

On May 9, 2023, FirstEnergy announced a voluntary retirement program for eligible non-bargaining employees, known as the PEER. More than 65% of eligible employees, totaling approximately 450 employees, accepted the PEER, which included lump sum compensation equivalent to severance benefits, healthcare continuation costs and a temporary pension enhancement with most participating employees expected to depart by the end of 2023. The temporary pension enhancement and healthcare continuation costs are classified as special termination costs within net periodic benefit costs (credits). In addition to the PEER, FirstEnergy notified and involuntarily separated approximately 90 employees on May 9, 2023. Management expects the cost savings resulting from these initiatives to support FirstEnergy’s growth plans.

As of September 30, 2023, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, currently payable long-term debt, short-term borrowings, and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

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

Under the 2021 Credit Facilities, an aggregate amount of $4.5 billion is available to be borrowed, repaid and reborrowed, subject to each borrower’s respective sublimit under the respective facilities. These new credit facilities provide substantial liquidity to support the Regulated Distribution and Regulated Transmission businesses, and each of the operating companies within the businesses. As discussed further in Item 5 below, on October 20, 2023, FE and certain of its subsidiaries entered into the amendments to each of the 2021 Credit Facilities to, among other things; (i) amend the FE Revolving Facility to release FET as a borrower and (ii) extend the maturity date of the 2021 Credit Facilities for an additional one-year period, from October 18, 2026 to October 18, 2027. Also, on October 20, 2023, each of FET and KATCo entered into the 2023 Credit Facilities.

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

FirstEnergy’s 2021 Credit Facilities and 2023 Credit Facilities bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on SOFR and other variable interest rates. Interest rates have increased significantly, which has caused the rate and interest expense on borrowings under the various FirstEnergy credit facilities to be significantly higher. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

FirstEnergy had $270 million and $100 million of outstanding short-term borrowings as of September 30, 2023 and December 31, 2022, respectively. FirstEnergy’s available liquidity from external sources as of October 23, 2023, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FE	October 2027	$1,000	$682
FET	October 2028	1,000	1,000
Ohio Companies	October 2027	800	800
Pennsylvania Companies	October 2027	950	950
JCP&L	October 2027	500	499
MP and PE	October 2027	400	400
Transmission Companies	October 2027	850	850
KATCo (1)	October 2027	150	—
	Subtotal	$5,650	$5,181
Cash and cash equivalents		—	106
	Total	$5,650	$5,287

(1) KATCo may not draw on the KATCo Credit Facility until the completion of the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, which transfer is expected to be completed in early 2024.

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2023:

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

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and against the applicable borrower’s borrowing sublimit. As of September 30, 2023, FirstEnergy had $4 million in outstanding LOCs.

Revolving Credit Facility	LOC Availability (1)
(In millions)
FE and FET	$100
Ohio Companies	150
Pennsylvania Companies	200
JCP&L	100
MP and PE	100
Transmission Companies	200
(1) As detailed more fully in Item 5 below, the FET Credit Facility and the KATCo Credit Facility provide for LOC availability of up to $100 million and $35 million, respectively.

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

As of September 30, 2023, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the 2021 Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s utility operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. Interest rates have increased significantly, which has caused the rate and interest expense on borrowings under the various FirstEnergy credit facilities to be significantly higher.

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2023	2022	2023	2022
For the Three Months Ended September 30,	6.48%	2.92%	5.78%	2.58%
For the Nine Months Ended September 30,	6.16%	1.59%	5.69%	1.52%

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of October 23, 2023:

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
(1) S = Stable, P = Positive

The applicable undrawn and drawn margin on the 2021 Credit Facilities are subject to ratings-based pricing grids. The applicable fee paid on the undrawn commitments under the 2021 Credit Facilities are based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s. The fees paid on actual borrowings are determined based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s.

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

Debt capacity is subject to the consolidated interest coverage ratio in the 2021 Credit Facilities. As of September 30, 2023, FirstEnergy could incur approximately $815 million of incremental interest expense or incur a $2.0 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements by the 2021 Credit Facilities.

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

Changes in Cash Position

As of September 30, 2023, FirstEnergy had $118 million of cash and cash equivalents and $26 million of restricted cash as compared to $160 million of cash and cash equivalents and $46 million of restricted cash as of December 31, 2022, on the Consolidated Balance Sheets.

Cash Flows From Operating Activities

FirstEnergy’s most significant sources of cash are derived from electric service provided by its distribution and transmission operating subsidiaries. The most significant use of cash from operating activities is buying electricity to serve non-shopping customers, return of cash collateral associated with certain generation suppliers that serve shopping customers, pension contributions and paying fuel suppliers, employees, tax authorities, lenders and others for a wide range of materials and services.

Cash provided from operating activities was $429 million and $1,837 million in the first nine months of 2023 and 2022, respectively. The change in cash flows from operating activities is primarily due to:

•A $750 million cash contribution to the qualified pension plan in the second quarter of 2023,
•Higher accounts payable payments, primarily on generation energy purchases for certain customers, net of related customer receivable receipts,
•The return of cash collateral to certain generation suppliers that serve shopping customers that was previously received as a result of changes in power prices,
•Lower net transmission revenue collection based on the timing of formula rate collections, partially offset by
•Higher cash dividend distributions received by FEV from its equity investment in Global Holding,
•Higher returns from regulated distribution and transmission capital investments, and
•Lower customer refunds and credits associated with the PUCO-approved Ohio Stipulation.

Cash Flows From Investing Activities

Cash used for investing activities in the first nine months of 2023 principally represented cash used for capital investments. The following table summarizes investing activities for the first nine months of 2023 and 2022:

	For the Nine Months Ended September 30,
Cash Used for Investing Activities	2023	2022	Increase
	(In millions)
Capital investments:
Regulated Distribution	$1,136	$1,127	$9
Regulated Transmission	1,097	700	397
Corporate / Other	33	25	8
Asset removal costs	190	151	39
Other	17	—	17
	$2,473	$2,003	$470

Cash used for investing activities for the first nine months of 2023 increased $470 million, compared to the same period of 2022, primarily due to capital investments.

Cash Flows From Financing Activities

In the first nine months of 2023 and 2022, cash provided from (used for) financing activities was $1,982 million and $(1,068) million, respectively. The following table summarizes financing activities for the first nine months of 2023 and 2022:

	For the Nine Months Ended September 30,
Financing Activities	2023	2022
	(In millions)

New Issues:
Unsecured notes	$1,050	$300
Unsecured convertible notes	1,500	—
FMBs	600	—
	$3,150	$300

Redemptions / Repayments:
Unsecured notes	$(494)	$(2,636)
FMBs	—	(200)
Senior secured notes	(43)	(67)
	$(537)	$(2,903)

Distributions to FET minority interest	$(63)	$(15)
Capital Call from FET minority interest	—	9
Short-term borrowings, net	170	—
Proceeds from FET minority interest sale, net of transaction costs	—	2,348
Common stock dividend payments	(670)	(667)
Other	(68)	(140)
	$1,982	$(1,068)

FirstEnergy had the following redemptions and issuances during the nine months ended September 30, 2023:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions (1)
ME	Unsecured Notes	March, 2023	3.50%	2023	$300	ME redeemed unsecured notes that became due.
FE	Unsecured Notes	May, 2023	7.375%	2031	$194	FE repurchased approximately $194 million of the principal amount of its 2031 Notes through the open market for $228 million including a premium of approximately $34 million ($27 million after-tax). In addition, FE recognized approximately $2 million ($1 million after-tax) of deferred cash flow hedge losses associated with the FE debt redemptions.
Issuances
WP	FMBs	January, 2023	5.29%	2033	$50	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
MAIT	Unsecured Notes	February, 2023	5.39%	2033	$175	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
ME	Unsecured Notes	March, 2023	5.20%	2028	$425	Proceeds were used to repay short-term borrowings, including borrowings incurred to repay, at maturity, the $300 million aggregate principal amount of ME's 3.50% unsecured notes due March 15, 2023, to finance capital expenditures and for other general corporate purposes.
PN	Unsecured Notes	March, 2023	5.15%	2026	$300	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
ATSI	Unsecured Notes	May, 2023	5.13%	2033	$150	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
FE	Unsecured Convertible Notes	May, 2023	4.00%	2026	$1,500	Proceeds were used to repay short-term borrowings, to repurchase a portion of its 2031 Notes, to fund the qualified pension plan and for other general corporate purposes.
PE	FMBs	September, 2023	5.64%	2028	$100	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
PE	FMBs	September, 2023	5.73%	2030	$50	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
MP	FMBs	September, 2023	5.85%	2034	$400	Proceeds are for repaying short-term and long-term debt, including MP’s $400 million 4.1% FMBs due April 15, 2024, to finance capital expenditures and for other general corporate purposes.
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
GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FE and its subsidiaries could be required to make under these guarantees as of September 30, 2023, was $818 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries (1)
Deferred compensation arrangements	$431
Vehicle leases	75
Other	15
521
FE’s Guarantees on Other Assurances
Surety Bonds (2)	175
Deferred compensation arrangements	118
LOCs	4
297
Total Guarantees and Other Assurances	$818
(1) During the third quarter of 2023, FE was required by PJM to issue a guarantee to cover non-performance until FE PA is able to provide audited financial statements to PJM, which is expected to occur in early 2025. The guarantee is expected to be immaterial to FE.
(2) During the second quarter of 2023, FE was released from its $169 million surety bond to the Pennsylvania Department of Environmental Protection related to the Little Blue Run Disposal Impoundment.

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

As of September 30, 2023, $89 million of net cash collateral has been posted by FE or its subsidiaries and is included in “Prepaid taxes and other current assets” on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $29 million of net cash collateral as of September 30, 2023, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2023:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon further downgrade	$63	$—	$63
Surety bonds (collateralized amount) (1)	80	79	159
Total Exposure from Contractual Obligations	$143	$79	$222
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

The valuation of derivative contracts is based on observable market information. As of September 30, 2023, FirstEnergy has a net asset of $7 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings. See Note 6, “Fair Value Measurements,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s FTRs.

Equity Price Risk

As of September 30, 2023, the FirstEnergy pension plan assets were allocated approximately as follows: 34% in equity securities, 20% in fixed income securities, 9% in alternatives, 11% in real estate, 18% in private debt/equity, 4% in derivatives and 4% in cash and short-term securities. As a result of the voluntary cash contribution discussed below, FirstEnergy does not currently expect to have a required contribution to the pension plan through 2027 based on the 7.7% actual return through April 30, 2023, and various assumptions, including an expected rate of return on assets of 5.3% (8.0% on an annualized basis) for May 1, 2023 through December 31, 2023. However, FirstEnergy may elect to make additional contributions to the pension plan voluntarily in the future. As of September 30, 2023, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 49% in equity securities, 48% in fixed income securities and 3% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the nine months ended September 30, 2023, FirstEnergy’s OPEB plan assets have gained approximately 5.9% as compared to an annualized expected return on plan assets of 7.0%. During the second quarter of 2023, FirstEnergy remeasured its pension plan assets as of April 30, 2023 as a result of the voluntary contribution discussed below. Actual returns on the pension assets through the date of the voluntary contribution were approximately 7.7%, as compared to expected return on assets of 2.67% (8.0% on an annualized basis). From May 1, 2023, through September 30, 2023, the pension plan assets lost approximately 7.8% as compared to expected return on assets of 3.33% (8.0% on an annualized basis).

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

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. The discount rate used to measure pension obligations was 4.94% as of April 30, 2023 and 5.23% as of December 31, 2022 compared to 5.87% as of September 30, 2023. The discount rate used to measure OPEB obligations was 5.16% as of December 31, 2022 as compared to 5.79% as of September 30, 2023.

The final discount rate and return or loss on plan assets as of the year-end remeasurement date is difficult to predict based on the currently volatile equity markets and interest rate environment. As a result, FirstEnergy is unable to determine or meaningfully project the mark-to-market adjustment, or estimate a reasonable range of adjustment, that will be recorded as of December 31, 2023.

FirstEnergy’s 2021 Credit Facilities and 2023 Credit Facilities bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on SOFR and other variable interest rates. Interest rates have increased significantly, which has caused the rate and interest expense on borrowings under the various FirstEnergy credit facilities to be significantly higher.

Economic Conditions

Economic conditions following the global pandemic have increased supply chain lead times across numerous material categories, with some as much as tripling from pre-pandemic lead times. Some key suppliers have struggled with labor shortages and raw material availability, which along with inflationary pressure that appears to be moderating, have increased costs and decreased the availability of certain materials, equipment and contractors. FirstEnergy has taken steps to mitigate these risks and does not currently expect service disruptions or any material impact on its capital spending plan. However, the situation remains fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition. Additionally, interest rates have increased significantly, which has caused the interest expense on borrowings under the various FirstEnergy credit facilities and new capital market issuances to be significantly higher.
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

OUTLOOK

    INCOME TAXES

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury in late December 2022, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning in 2023. Accordingly, FirstEnergy made a first quarter estimated payment of AMT of approximately $49 million in April 2023. In June 2023, the U.S. Treasury issued additional guidance that eliminated the requirement of corporations to include AMT in quarterly estimated tax payments, pending further guidance on the application and administration of AMT. In September 2023, the U.S. Treasury issued additional guidance clarifying certain aspects of ASFI, which FirstEnergy is currently assessing but does not believe will have a material impact on its position. Therefore, as a result of guidance issued to date, current forecast of AMT obligation, and the amount of AMT already paid in April 2023, FirstEnergy does not expect to make any additional AMT payments in 2023. Until final U.S. Treasury regulations are issued, the amount of AMT FirstEnergy pays could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation will also be subject to the discretion of the FERC and state public utility commissions. Any adverse development in this legislation, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could reduce FirstEnergy’s future cash flows and impact financial condition.

As discussed above, FirstEnergy expects to close on the sale of an additional 30% interest in FET in 2024. As a result of the expected additional sale in FET, FirstEnergy recognized a charge to income tax expense in the fourth quarter of 2022 of approximately $752 million, representing the deferred tax liability associated with the deferred tax gain on the initial 19.9% sale of FET that closed in May 2022, such deferred gain consisting of consideration received on the sale and the recapture of estimated negative tax basis in FET impacted by taxable income and loss among other factors. During the three months ended September 30, 2023, FirstEnergy filed its 2022 consolidated federal income tax return, resulting in an immaterial change to the deferred tax liability previously recognized. However, the ultimate tax gain related to the sale of ownership interests in FET is subject to change based on the final computation of the negative tax basis described above in conjunction with the closing of the additional 30% sale in 2024.

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

On March 22, 2023, PE filed a base rate case with the MDPSC, utilizing a test year based on twelve months of actual 2022 data. The base rate case requests an annual increase in base distribution rates of $50.4 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. The rate case additionally requests approval to continue an EDIS to fund three service reliability and resiliency programs, two new proposed programs to assist low-income customers and cost recovery of certain expenses associated with PE’s pilot electric vehicle charger program and its COVID-19 pandemic response. On October 18, 2023, the MDPSC approved an annual increase in base distribution rates of $28 million, effective October 19, 2023. The order denied PE’s request to establish a pension/OPEB regulatory asset (or liability), allowed recovery of most COVID-19 deferred costs; and rejected the continuation of PE’s EDIS, as PE's reliability has improved such that the surcharge recovery mechanism is no longer merited at this time. The MDPSC also ordered an independent audit of certain allocations from FESC to PE and denied recovery of approximately $12 million in rate base associated with certain corporate support costs recorded to capital accounts resulting from the FERC Audit.

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings, for the duration of the 2021-2023 EmPOWER Maryland program cycles to the extent the MDPSC determines that cost-effective programs and services are available. PE's approved 2021-2023 EmPOWER Maryland plan continues and expands upon prior years' programs for a projected total investment of approximately $148 million over the three-year period. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. On October 28,

2022, PE submitted its plan, as ordered by the MDPSC, to recover all unamortized balances by the scheduled expiration of the EmPOWER program on December 31, 2029. At the further direction of the MDPSC, PE filed a revised plan on January 11, 2023. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Consistent with the December 29, 2022, order by the MDPSC phasing out the ability of Maryland utilities to earn a return on EmPOWER investments, PE will be required to expense 33% of its EmPOWER program costs in 2024, 67% in 2025 and 100% in 2026. Notwithstanding the order to phase out PE’s ability to earn a return on its EmPOWER investments, all previously unamortized costs will continue to earn a return and be collected by the end of 2029, consistent with the plan PE submitted on January 11, 2023. Additionally at the direction of the MDPSC, PE together with other Maryland utilities are required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $310 million, $354 million, and $510 million, respectively. Hearings on the proposed plans for all Maryland utilities are scheduled to begin on November 6, 2023.

On April 17, 2023, PE submitted a proposal to the MDPSC seeking approval to end its PPA with the Warrior Run generating station. The PPA for Warrior Run was a requirement of the Public Utility Regulatory Policies Act of 1978. PE’s Maryland customers currently pay a surcharge on their electric bill in connection with the Warrior Run PPA, which fluctuates from year to year based on the difference between what PE pays for the output of the plant and what PE is able to recover by reselling that output into PJM. PE negotiated a termination of the PPA, which the MDPSC approved on June 21, 2023, and became effective June 28, 2023, requiring it to pay Warrior Run a fixed amount of $51 million annually through 2029, for a total of $357 million. During the second quarter of 2023, a liability was established for the $357 million termination fee, of which $55 million was included in “Other current liabilities” and $302 million in “Other non-current liabilities”, and as the cost of the termination fee will be recovered through the current surcharge, an offsetting regulatory asset was established on FirstEnergy’s Consolidated Balance Sheets, and results in no impact to FirstEnergy’s or PE’s current or future earnings and is expected to result in savings for PE’s Maryland customers. On July 26, 2023, the MDPSC approved the change in surcharge, effective August 1, 2023, after previously approving the termination of the agreement.

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

On March 16, 2023, JCP&L filed a base rate case with the NJBPU, utilizing a test year based on six months of actual data for the second half of calendar year 2022, and six months of forecasted data for the first half of calendar year 2023. The rate case requests an annual net increase in base distribution revenues of approximately $185 million, plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on 2023 expense) and the actual annual amount each year using the delayed recognition method. On August 7, 2023, JCP&L updated its base rate case to provide actual test-year data for the first quarter of calendar year 2023 and update its proposed annual net increase in base rate distribution revenues to approximately $192 million. In addition to the above, JCP&L’s request includes, among other things, approval of two new proposed programs to assist low-income customers, cost recovery of certain investments and expenses associated with its electric vehicle and AMI programs, an update of its depreciation rates, modifications to its storm cost recovery, and tariff modifications to update standard construction costs. A procedural schedule was adopted with evidentiary hearings to be held the week of January 8, 2024. On October 17, 2023, JCP&L requested a suspension of the procedural schedule to enter into formal settlement discussions, which all parties agreed and the administrative law judge granted the same day.

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

On October 28, 2020, the NJBPU approved a stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for distribution base rate increase. The settlement provided for a $94 million annual base distribution revenues increase for JCP&L based on an ROE of 9.6%, which became effective for customers on November 1, 2021. The settlement additionally provided that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023, which deadline was extended until July 31, 2023. JCP&L filed its comments on July 31, 2023. The parties have filed responses.

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

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. FERC staff subsequently requested additional information on JCP&L’s application, which JCP&L provided. On August 21, 2023, FERC approved JCP&L’s application, effective August 22, 2023. Construction is expected to begin in 2025. Consistent with the commitments made in its proposal to the NJBPU, JCP&L intends to pursue an opportunity to finance a portion of the project using low-interest rate loans available under the United States Department of Energy’s Energy Infrastructure Reinvestment Program of the IRA of 2022. JCP&L anticipates submitting the first part of its two-part application in the fourth quarter of 2023, with the second part due in January 2024.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. ESP V proposes to continue providing power to non-shopping customers at market-based prices set through an auction process, with process enhancements designed to reduce costs to customers. ESP V also proposes to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual revenue cap increases of $15 to $21 million per year, based on reliability performance, and Rider AMI for recovery of approved grid modernization investments. ESP V proposes new riders to support continued maintenance of the distribution system, including vegetation management and storm restoration operating expense. In addition, ESP V proposes four-year energy efficiency and peak demand reduction programs for residential and commercial customers, with cost recovery spread over eight years. ESP V further includes a commitment to spend $52 million in total over the eight-year term, without recovery from customers, on initiatives to assist low-income customers, education and incentives to help ensure customers have good experiences with electric vehicles. Hearings are scheduled to commence on November 7, 2023.

On May 16, 2022, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2021, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings.

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700 thousand smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV. Hearings are scheduled to commence on December 11, 2023.

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

On August 16, 2022, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the above pending HB 6- related matters for a period of six months, which request was granted by the PUCO on August 24, 2022. On February 22, 2023, the U.S. Attorney for the Southern District of Ohio again requested that the PUCO stay the above pending HB-6 related matters for a period of six months, which request was granted by the PUCO on March 8, 2023. On August 10, 2023, the U.S. Attorney for the Southern District of Ohio requested that the PUCO stay the above pending HB 6-related matters for a period of six additional months, which was approved by the PUCO on August 23, 2023. On September 22, 2023, OCC filed an application for rehearing challenging the PUCO’s August 23, 2023, order, which the PUCO denied on October 18, 2023. The four cases remain stayed in their entirety, including discovery and motions, and all related procedural schedules are vacated.

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

PENNSYLVANIA

The Pennsylvania Companies operate under rates approved by the PPUC, effective as of January 27, 2017. On November 18, 2021, the PPUC issued orders to each of the Pennsylvania Companies directing they operate under DSPs for the June 1, 2019 through May 31, 2023 delivery period, which DSPs provide for the competitive procurement of generation supply for customers who do not receive service from an alternative EGS. Under the 2019-2023 DSPs, supply will be provided by wholesale suppliers through a mix of 3, 12 and 24-month energy contracts, as well as two RFPs for 2-year SREC contracts for ME, PN and Penn. On December 14, 2021, the Pennsylvania Companies filed proposed DSPs for provision of generation for the June 1, 2023 through May 31, 2027 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. An evidentiary hearing was held on April 13, 2022, and on April 20, 2022, the parties filed a partial settlement with the PPUC resolving certain of the issues in the proceeding and setting aside the remainder of the issues to be resolved through briefing. The PPUC approved the partial settlement, without modification, on August 4, 2022. Under the 2023-2027 DSPs, supply will be provided through a mix of 12 and 24-month energy contracts, as well as long-term solar PPAs.

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

On March 6, 2023, FirstEnergy filed applications with the PPUC, NYPSC and FERC seeking approval to consolidate the Pennsylvania Companies into a new, single operating entity. The PA Consolidation includes, among other steps: (a) the transfer of certain Pennsylvania-based transmission assets owned by WP to KATCo, (b) the contribution of Class B equity interests of MAIT currently held by PN and ME to FE (and ultimately transferred to FET as part of the FET Minority Equity Interest Sale), (c) the formation of FE PA and (d) the merger of each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. Following completion of the PA Consolidation, FE PA will be FE’s only regulated utility in Pennsylvania encompassing the retail utility operations previously conducted individually by the Pennsylvania Companies. Consummation of the PA Consolidation is contingent upon numerous conditions, including the approval of NYPSC and PPUC. On August 14, 2023, FERC issued an order approving the proposed PA Consolidation. On August 30, 2023, the parties filed a settlement agreement recommending that the PPUC approve PA Consolidation subject to the terms of the settlement, which include among other things, $650 thousand over five years in bill assistance for income-eligible customers and the Pennsylvania Companies’ commitment to (i) not seek full distribution rate unification until the earlier of 10 years or in the fourth base rate case filed after January 1, 2025 and (ii) track and share with customers certain operational and administrative efficiency costs associated with the PA Consolidation. On October 19, 2023, the ALJs issued a decision recommending that the PPUC approve, without modification, the August 30, 2023 settlement agreement. The settlement agreement is pending PPUC approval. Subject to receipt of all regulatory approvals, FirstEnergy expects that the PA Consolidation will close by early 2024.

On May 5, 2023, FirstEnergy and Brookfield submitted applications to FERC and to the PPUC to facilitate the FET Minority Equity Interest Sale. On May 12, 2023, the parties also filed an application with the VSCC, which was approved on June 20, 2023. On August 14, 2023, FERC issued an order approving the FET Minority Equity Interest Sale. On August 7, 2023, the PPUC’s presiding officers held a prehearing conference, which, among other things, set evidentiary hearings for early November 2023. The parties also must obtain successful review of the transaction by the CFIUS.

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

On August 25, 2022, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $183.8 million beginning January 1, 2023, which represents a 12.2% increase to the rates then in effect. The increase was driven by an underrecovery during the review period (July 1, 2021, to June 30, 2022) of approximately $145 million due to higher coal, reagent, and emission allowance expenses. This filing additionally addresses, among other things, the WVPSC’s May 2022 request for a prudence review of current rates. At a hearing on December 8, 2022, the parties in the case presented a unanimous settlement to increase rates by approximately $92 million, effective January 1, 2023, and carry over to MP and PE’s 2023 ENEC case, approximately $92 million at a carrying charge of 4%. In an order dated December 30, 2022, the WVPSC approved the settlement with respect to the proposed rate increase, but MP and PE rates remain subject to a prudence review in their 2023 ENEC case. The order also instructed MP to evaluate the feasibility of purchasing the 1,200 MW Pleasants Power Station and file a summary of the evaluation, which MP and PE filed on March 31, 2023. MP and PE provided the WVPSC with regular status reports throughout the second quarter of 2023 regarding the process of their evaluation. Subsequently, the owner of Pleasants entered into an agreement to sell Pleasants to an indirect wholly owned subsidiary of Omnis Global Technologies, LLC, which transaction closed on August 1, 2023. As a result, MP and PE ceased consideration of the possible purchase of Pleasants and on August 30, 2023, the WVPSC closed the proceeding.

On August 31, 2023, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $167.5 million beginning January 1, 2024, which represents a 9.9% increase in overall rates. This increase, which was driven primarily by higher fuel expenses, includes the approximate $92 million carried over from the 2022 ENEC proceeding and a portion of the approximately $267 million underrecovery balance at the end of the review period (July 1, 2022 to June 30, 2023). The remaining $75.6 million of the underrecovery balance not recovered in 2024 will be deferred for collection during 2025, with an annual carrying charge of 4%. A hearing has been set for November 30, 2023.

On November 22, 2021, MP and PE filed with the WVPSC their plan to construct 50 MWs of solar generation at five sites in West Virginia. The plan includes a tariff to offer solar power to West Virginia customers and cost recovery for MP and PE through a surcharge for any solar investment not fully subscribed by their customers. A hearing was held in mid-March 2022 and on April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, the requested tariff and requiring MP and PE to subscribe at least 85% of the planned 50 MWs before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. On April 24, 2023, MP and PE sought final tariff approval from the WVPSC for three of the five solar sites, representing 30 MWs of generation, and requested approval of a surcharge to recover any costs above the final approved tariff. The first solar generation site is expected to be in-service by the end of 2023 and all construction completed at the other sites no later than the end of 2025 at a total investment cost of approximately $110 million. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense by approximately $76 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established. On August 22, 2023, a unanimous settlement of the case was filed recommending a $33 million per year increase in depreciation expense, effective April 1, 2024. An order from the WVPSC is expected in the first quarter 2024.

On March 2, 2023, the WVPSC ordered an audit of MP and PE focused on: (i) the lobbying and promotional/image building expenses, including those related to HB 6, incurred by MP and PE from 2018 to 2022 (ii) intra-corporate charges, (iii) the accounting for charges included in the ENEC cost recovery accounts of MP and PE during the same time period, and (iv) review and report on the findings, including those specific to MP and PE, set forth in the FERC Audit described below as well as a review and report of the responses by MP and PE thereto. The audit began in September 2023 and is to conclude by year-end with the findings incorporated into the base rate case currently pending before the WVPSC.

On May 31, 2023, MP and PE filed a base rate case with the WVPSC requesting a total revenue increase of approximately $207 million utilizing a test year of 2022 with adjustments plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. Among other things, the increase includes the approximate $76 million requested in a depreciation case filed on January 13, 2023 and described more fully above, and amounts to support a new low-income customer advocacy program, storm restoration work and service reliability investments. New rates are expected to be effective by the end of March 2024. A hearing has been set for late January 2024.

On August 31, 2023, MP and PE filed its biennial review of their vegetation management program and surcharge. MP and PE have proposed an approximate $17 million increase in the surcharge rates, due to an underrecovery in the prior two-year period and increased forecast costs. An order from the WVPSC is expected by the end of 2023. See “Outlook - Environmental Matters - Clean Water Act" below, for additional details on the EPA's ELG.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy had implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy recorded in the third quarter of 2022 approximately $45 million ($34 million after-tax) in expected customer refunds, plus interest, due to its wholesale transmission customers and reclassified approximately $195 million of certain transmission capital assets to operating expenses for the audit period, of which $90 million ($67 million after-tax) are not expected to be recoverable and impacted FirstEnergy’s earnings since they relate to costs capitalized during stated transmission rate time periods. These reclassifications also resulted in a reduction to the Regulated Transmission segment’s rate base by approximately $160 million, which is not expected to materially impact FirstEnergy or the segment’s future earnings. The expected wholesale transmission customer refunds were recognized as a reduction to revenue, and the amount of reclassified transmission capital assets that are not expected to be recoverable were recognized within “Other operating expenses” at the Regulated Transmission segment and on FirstEnergy’s Consolidated Statements of Income. Furthermore, FirstEnergy’s distribution utilities are in the process of addressing the outcomes of the FERC Audit with the applicable state commissions and proceedings, which could result in future charges and/or adjustments to the distribution utilities.

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

Transmission Planning Supplemental Projects: Ohio Consumers Counsel v ATSI, et al.

On September 27, 2023, the OCC filed a complaint against ATSI and PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Comments are due on November 17, 2023.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, West Virginia was granted an interim stay of the disapproval of its SIP pending a hearing scheduled for October 27, 2023, meaning the Good Neighbor Plan will not take effect in West Virginia until October 27, 2023, at the earliest. In addition, certain states including West Virginia, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, have separately appealed and filed motions to stay the Good Neighbor Plan itself, with more appeals expected. On September 25, 2023, the DC Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the U.S. Supreme Court. Unless the West Virginia SIP disapproval is stayed after oral argument on October 27, 2023, or the FIP is successfully stayed, the Good Neighbor Plan will be effective in West Virginia in late October 2023, which could cause MP to accelerate certain of its planned capital expenditures to comply with the new rule.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule proposes stringent emissions limitations based on fuel type and unit retirement date. Comments on the proposed rule were submitted to the EPA on August 8, 2023. Depending on how final rules are ultimately implemented and the outcome of any appeals, compliance with these standards could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29,

2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility until 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for Pleasants Power Station.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on the Consolidated Balance Sheets as of September 30, 2023, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $96 million have been accrued through September 30, 2023, of which, approximately $62 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act and related claims in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero, and no additional customer bills will include new decoupling rider charges after February 8, 2021. On August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit. After a stay, pending final resolution of the United States v. Larry Householder, et al. criminal proceeding described above, the litigation has resumed pursuant to an order, dated March 15, 2023. Discovery is ongoing. On July 31, 2023, FE and other defendants filed motions to dismiss in part the OAG’s section amended complaint, which the OAG opposed.

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

On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which the S.D. Ohio granted on May 9, 2022. Subsequently, following a hearing on August 4, 2022, the S.D. Ohio granted final approval of the settlement on August 23, 2022.

The settlement includes a series of corporate governance enhancements and a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less approximately $36 million in court-ordered attorney’s fees awarded to plaintiffs. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022, and the S.D. Ohio denied that motion on May 22, 2023. On June 15, 2023, the purported FE stockholder filed an appeal in the U.S. Court of Appeals for the Sixth Circuit. If the S.D. Ohio’s final settlement approval is affirmed by the U.S. Court of Appeals for the Sixth Circuit, the settlement agreement is expected to resolve fully these shareholder derivative lawsuits.

On June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed a joint motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022. On August 15, 2022, the N.D. Ohio issued an order stating its intention to appoint one group of applicants as new plaintiffs’ counsel, and on August 22, 2022, the N.D. Ohio ordered that any objections to the appointment be submitted by August 26, 2022. The parties filed their objections by that deadline, and on September 2, 2022, the applicants responded to those objections. In the meantime, on August 25, 2022, a purported FE stockholder represented by the applicants filed a motion to intervene, attaching a proposed complaint-in-intervention purporting to assert claims that the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act as well as a claim against a third party for professional negligence and malpractice. The parties filed oppositions to that motion to intervene on September 8, 2022, and the proposed intervenor's reply in support of his motion to intervene was filed on September 22, 2022. On August 24, 2022, the parties filed a joint motion to dismiss the action pending in the N.D. Ohio based upon and in light of the approval of the settlement by the S.D. Ohio. On August 30, 2022, the parties filed a joint motion to dismiss the state court action, which the court granted on September 2, 2022. On September 29, 2023, the N.D. Ohio issued a stay of the case pending the appeal in the U.S. Court of Appeals for the Sixth Circuit.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Amendments to Existing Revolving Credit Facilities

On October 20, 2023, FE and certain of its subsidiaries entered into the following amendments to each of the 2021 Credit Facilities to, among other things, (i) amend the FE Revolving Facility to release FET as a borrower and (ii) extend the maturity date of the 2021 Credit Facilities for an additional one-year period, from October 18, 2026 to October 18, 2027:

•Amendment No. 2 to Credit Agreement and Consent, Limited Waiver and Limited Release, dated as of October 20, 2023, among FE, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;
•Amendment No. 2 to Credit Agreement and Consent and Limited Waiver, dated as of October 20, 2023, among CEI, OE and TE, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;
•Amendment No. 2 to Credit Agreement and Consent and Limited Waiver, dated as of October 20, 2023, among ME, PN, Penn and WP, as borrowers, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent;
•Amendment No. 2 to Credit Agreement, dated as of October 20, 2023, among JCP&L, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent;
•Amendment No. 2 to Credit Agreement, dated as of October 20, 2023, among MP and PE, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent; and
•Amendment No. 2 to Credit Agreement and Consent and Limited Waiver, dated as of October 20, 2023, among ATSI, MAIT and TrAIL, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

The foregoing descriptions of the amendments to the 2021 Credit Facilities above do not purport to be complete and are qualified in their entirety by reference to the agreements themselves.

Entry into New Revolving Credit Facilities

On October 20, 2023, each of FET and KATCo entered into the 2023 Credit Facilities, as follows:

•the Credit Agreement, dated as of October 20, 2023, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent, establishing the $1.0 billion FET Revolving Facility; and
•the Credit Agreement, dated as of October 20, 2023, among KATCo, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent, establishing the $150 million KATCo Revolving Facility.

Under the FET Revolving Facility, $1.0 billion is available to be borrowed, repaid and reborrowed until October 20, 2028. Under the KATCo Revolving Facility, (i) $150 million is available to be borrowed, repaid and reborrowed until October 20, 2027, (ii) borrowings will mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended; upon KATCo demonstrating to the administrative agent authorization to borrow amounts maturing more than 364 days from the date of borrowing, its borrowings will mature on the latest commitment termination date.

Borrowings under the 2023 Credit Facilities may take the form of alternate base rate advances or term SOFR rate advances, borrowed pro rata from all lenders in proportion to their respective commitments. Outstanding alternate base rate advances will bear interest at a fluctuating interest rate per annum equal to the sum of an applicable margin for alternate base rate advances determined by reference to the applicable borrower’s then-current senior unsecured non-credit enhanced debt ratings (reference ratings) plus the highest of (i) the “prime rate” published by the Wall Street Journal from time to time, (ii) the sum of 1/2 of 1% per annum plus the federal funds rate in effect from time to time and (iii) the adjusted term SOFR rate for a one-month interest period plus 1%. Outstanding term SOFR rate advances will bear interest at the term SOFR rate for interest periods of one, three or six months plus an applicable margin determined by reference to the applicable borrower’s reference ratings. Changes in reference ratings of a borrower would lower or raise its applicable margin depending on whether ratings improved or were lowered, respectively.

Under each of the 2023 Credit Facilities, the applicable borrower will pay the lenders a commitment fee on the amount of the unused commitments on a quarterly basis.

In addition, under each of the 2023 Credit Facilities, borrowers may request from time to time the issuance of letters of credit which are renewable upon the request of the borrowers and which expire upon the earlier of one year from the date of issuance or the third business day preceding the commitment termination date applicable to the issuing bank under the applicable 2023 Credit Facility. The stated amount of outstanding letters of credit will count against total commitments available under the 2023 Credit Facilities and against the applicable borrower’s sub-limit under such facility. Currently, the initial fronting banks have agreed to issue up to an aggregate amount of letters of credit with respect to (a) the FET Revolving Facility, $100 million and (b) the KATCo Revolving Facility, $35 million. Each borrower will pay the lenders a fee equal to the then-applicable margin for term SOFR rate advances for such borrower multiplied by the stated amount of each letter of credit issued for its account, in each case for the number of days that such letter of credit is issued but undrawn, payable quarterly in arrears.

Under the terms of the 2023 Credit Facilities, borrowings are available upon customary representations and warranties, terms and conditions for facilities of this type, and the borrowers are subject to certain customary affirmative and negative covenants. Under the 2023 Credit Facilities, each borrower is also required to maintain a consolidated debt to total capitalization ratio, as defined in each of the 2023 Credit Facilities, which in the case of KATCo, is of no more than 0.65 to 1.00, and in the case of FET, is of no more than 0.75 to 1.00.

The borrowers paid customary arrangement, upfront and fronting fees to the arranging banks and other lenders in connection with the closing of the 2023 Credit Facilities. The borrowers maintain ordinary banking and investment banking relationships with lenders under the 2023 Credit Facilities.

The foregoing descriptions of the 2023 Credit Facilities above do not purport to be complete and are qualified in their entirety by reference to the agreements themselves.

Trading Arrangements

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of FE adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.        EXHIBITS

Exhibit Number		Description

(A)	10.1
Amendment No. 2 and Consent and Limited Waiver to Credit Agreement, dated as of October 20, 2023, by and among FirstEnergy Corp., , the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent

(A)	10.2
Amendment No. 2 and Consent and Limited Waiver to Credit Agreement, dated as of October 20, 2023, by and among The Cleveland Electric Illuminating Company, Ohio Edison Company, The Toledo Edison Company, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent

(A)	10.3
Amendment No. 2 and Consent and Limited Waiver to Credit Agreement, dated as of October 20, 2023, by and among Metropolitan Edison Company, Pennsylvania Power Company, Pennsylvania Electric Company, West Penn Power Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent

(A)	10.4
Amendment No. 2 and Consent and Limited Waiver to Credit Agreement, dated as of October 20, 2023, by and among American Transmission Systems, Incorporated, Mid-Atlantic Interstate Transmission, LLC, Trans-Allegheny Interstate Line Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and PNC Bank, National Association, as administrative agent

(A)	10.5
Amendment No. 2 to Credit Agreement, dated as of October 20, 2023, by and among Jersey Central Power & Light Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent

(A)	10.6
Amendment No. 2 to Credit Agreement, dated as of October 20, 2023, by and among Monongahela Power Company, The Potomac Edison Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd, as administrative agent

(A)	10.7
Credit Agreement, dated as of October 20, 2023, by and among Keystone Appalachian Transmission Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and PNC Bank, National Association, as administrative agent

(A)	10.8
Credit Agreement, dated as of October 20, 2023, by and among FirstEnergy Transmission, LLC, the banks and other financial institutions party thereto on the date hereof, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
October 26, 2023

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer