Form 10-Q
period 2024-03-31
FIRSTENERGY CORP
filed 2024-04-25
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	As of March 31, 2024
Common Stock, $0.10 par value	575,516,472
FirstEnergy Website and Other Social Media Sites and Applications

FirstEnergy’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports, and all other documents filed with or furnished to the SEC pursuant to Section 13(a) of the Exchange Act are made available free of charge on or through the “Investors” page of FirstEnergy’s website at www.firstenergycorp.com. These documents are also available to the public from commercial document retrieval services and the website maintained by the SEC at www.sec.gov.

These SEC filings are posted on FirstEnergy’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, FirstEnergy routinely posts additional important information, including press releases, investor presentations, investor factbooks, regulatory activity updates, and notices of upcoming events under the “Investors” section of FirstEnergy’s website and recognizes FirstEnergy’s website as a channel of distribution to reach public investors and as a means of disclosing (including initially or exclusively) material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of postings to the website by signing up for email alerts and Rich Site Summary feeds on the “Investors” page of FirstEnergy’s website. FirstEnergy also uses X (the social networking site formerly known as Twitter®), LinkedIn®, YouTube® and Facebook® as additional channels of distribution to reach public investors and as a supplemental means of disclosing material non-public information for complying with its disclosure obligations under Regulation FD. Information contained on FirstEnergy’s website, X (the social networking site formerly known as Twitter®) handle, LinkedIn® profile, YouTube® channel or Facebook® page, and any corresponding applications of those sites, shall not be deemed incorporated into, or to be part of, this report.

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
•Changes in national and regional economic conditions, including recession, volatile interest rates, inflationary pressure, supply chain disruptions, higher fuel costs, and workforce impacts, affecting us and/or our customers and those vendors with which we do business.
•Variations in weather, such as mild seasonal weather variations and severe weather conditions (including events caused, or exacerbated, by climate change, such as wildfires, hurricanes, flooding, droughts, high wind events and extreme heat events) and other natural disasters affecting future operating results and associated regulatory actions or outcomes in response to such conditions.
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
•The ability to accomplish or realize anticipated benefits through establishing a culture of continuous improvement and our other strategic and financial goals, including, but not limited to, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing Energize365, our transmission and distribution investment plan, executing on our rate filing strategy, controlling costs, improving credit metrics, maintaining investment grade ratings, and growing earnings.
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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a transmission subsidiary of FET
CEI	The Cleveland Electric Illuminating Company, an Ohio electric utility subsidiary of FE
FE	FirstEnergy Corp., a public utility holding company
FENOC	Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates EH’s nuclear generating facilities
FE PA	FirstEnergy Pennsylvania Electric Company, a Pennsylvania electric utility subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FES	Energy Harbor LLC (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, which provides energy-related products and services
FESC	FirstEnergy Service Company, which provides legal, financial, and other corporate support services
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE, and the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
JCP&L	Jersey Central Power & Light Company, a New Jersey electric utility subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a transmission subsidiary of FET
ME	Metropolitan Edison Company, a former Pennsylvania electric utility subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a West Virginia electric utility subsidiary of FE
OE	Ohio Edison Company, an Ohio electric utility subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric utility subsidiary of FE
Penn	Pennsylvania Power Company, a former Pennsylvania electric utility subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former Pennsylvania electric utility subsidiary of FE, which merged with and into FE PA on January 1, 2024
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric utility subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a transmission subsidiary of FET
Transmission Companies	ATSI, KATCo, MAIT and TrAIL
Utilities	OE, CEI, TE, FE PA, JCP&L, MP, and PE
WP	West Penn Power Company, a former Pennsylvania electric utility subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, the Utilities and the Transmission Companies, on October 18, 2021, as amended through October 20, 2023
2023 Credit Facilities	Collectively, the FET Revolving Facility and KATCo Revolving Facility
2026 Convertible Notes	FE’s 4.00% convertible senior notes, due 2026
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Agreement of FET
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFSI	Adjusted Financial Statement Income
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CAA	Clean Air Act
CCR	Coal Combustion Residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFIUS	Committee on Foreign Investments in the United States
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
COVID-19	Coronavirus disease
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSIC	Distribution System Improvement Charge
EDC	Electric Distribution Company
EDIS	Electric Distribution Investment Surcharge
EE&C	Energy Efficiency and Conservation
EESG	Employee, Environmental, Social, and Corporate Governance
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
EH	Energy Harbor Corp.
ELG	Effluent Limitation Guideline
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program
EnergizeNJ	JCP&L's second Infrastructure Investment Program
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share

ESP IV	Electric Security Plan IV
ESP V	Electric Security Plan V
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FE Board	FE Board of Directors
FE Revolving Facility	FE and the Utilities’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
FERC	Federal Energy Regulatory Commission
FET Board	FET Board of Directors
FET Equity Interest Sale	Sale of an additional 30% equity interest in FET that closed on March 25, 2024, such that Brookfield’s interest in FET increased from 19.9% to 49.9%
FET P&SA I	Purchase and Sale Agreement entered into on November 6, 2021, by and between FE, FET, Brookfield and the Brookfield Guarantors
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FET Revolving Facility	FET’s five-year syndicated revolving credit facility, dated as of October 20, 2023
FIP	Federal Implementation Plan(s) under the CAA
Fitch	Fitch Ratings Service
FMB	First Mortgage Bond
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
KATCo Revolving Facility	KATCo’s four-year syndicated revolving credit facility, dated as of October 20, 2023
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
NCI	Noncontrolling Interest
N.D. Ohio	Federal District Court, Northern District of Ohio
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO Staff, and several other signatories
OOCIC	Ohio Organized Crime Investigations Commission, which is composed of members of the Ohio law enforcement community and is chaired by the OAG
OPEB	Other Post-Employment Benefits
OPIC	Other Paid-In Capital
OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies, effective January 1, 2024
PEER	FirstEnergy’s Program for Enhanced Employee Retirement

PJM	PJM Interconnection, LLC, an RTO
PJM Tariff	PJM Open Access Transmission Tariff
PPA	Purchase Power Agreement
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTO	Regional Transmission Organization
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	United States Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan(s) under the CAA
SLC	Special Litigation Committee of the FE Board
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SPE	Special Purpose Entity
S&P	Standard & Poor’s Ratings Service
Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

v

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023

REVENUES:
Distribution services and retail generation	$2,695	$2,680
Transmission	515	460
Other	77	91
Total revenues(1)	3,287	3,231

OPERATING EXPENSES:
Fuel	105	133
Purchased power	1,036	1,124
Other operating expenses	1,006	846
Provision for depreciation	381	361
Deferral of regulatory assets, net	(164)	(80)
General taxes	311	296
Total operating expenses	2,675	2,680

OPERATING INCOME	612	551

OTHER INCOME (EXPENSE):
Equity method investment earnings (Note 1)	21	56
Miscellaneous income, net	44	35
Interest expense	(305)	(263)
Capitalized financing costs	30	21
Total other expense	(210)	(151)

INCOME BEFORE INCOME TAXES	402	400

INCOME TAXES	135	90

NET INCOME	$267	$310

Income attributable to noncontrolling interest	14	18

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$253	$292

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3):
Basic	$0.44	$0.51
Diluted	$0.44	$0.51

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	574	572
Diluted	576	573

(1) Includes excise and gross receipts tax collections of $115 million and $109 million during the three months ended March 31, 2024 and 2023, respectively.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2024	2023

NET INCOME	$267	$310

OTHER COMPREHENSIVE LOSS:
Pension and OPEB prior service costs	—	(2)
Other comprehensive loss	—	(2)
Income tax benefits on other comprehensive loss	—	(1)
Other comprehensive loss, net of tax	—	(1)

COMPREHENSIVE INCOME	$267	$309

Income attributable to noncontrolling interest	14	18

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$253	$291

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$888	$137
Restricted cash	27	42
Receivables-
Customers	1,418	1,382
Less — Allowance for uncollectible customer receivables	53	64
	1,365	1,318
Other, net of allowance for uncollectible accounts of $14 in 2024 and $15 in 2023	304	266
Note receivable - Brookfield due 2024 (Note 1)	450	—
Materials and supplies, at average cost	538	512
Prepaid taxes and other	491	293
	4,063	2,568
PROPERTY, PLANT AND EQUIPMENT:
In service	50,634	50,107
Less — Accumulated provision for depreciation	13,991	13,811
	36,643	36,296
Construction work in progress	2,161	2,116
	38,804	38,412

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	688	663
Regulatory assets	333	369
Other	1,043	1,137
Note receivable - Brookfield due 2025 (Note 1)	750	—
	8,432	7,787
TOTAL ASSETS	$51,299	$48,767

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$2,613	$1,250
Short-term borrowings	250	775
Accounts payable	1,383	1,362
Accrued interest	305	292
Accrued taxes	823	700
Accrued compensation and benefits	199	304
Customer deposits	228	227
Dividends payable	245	235
Other	227	241
	6,273	5,386
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	21,652	22,885
Accumulated deferred income taxes	5,288	4,530
Retirement benefits	1,663	1,663
Regulatory liabilities	964	1,214
Other	1,846	2,173
	31,413	32,465
TOTAL LIABILITIES	37,686	37,851

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 575,516,472 and 574,335,396 shares outstanding as of March 31, 2024 and December 31, 2023, respectively.	57	57
Other paid-in capital	12,357	10,494
Accumulated other comprehensive loss	(17)	(17)
Accumulated deficit	—	(97)
Total common stockholders’ equity	12,397	10,437
Noncontrolling interest	1,216	479
TOTAL EQUITY	13,613	10,916

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 9)

TOTAL LIABILITIES AND EQUITY	$51,299	$48,767

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31, 2024
	Common stock		OPIC	AOCI	Accumulated deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2024	574	$57	$10,494	$(17)	$(97)	$10,437	$479	$10,916
Net income	—	—	—	—	253	253	14	267
Stock investment plan and share-based benefit plans	2	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.425 per share in March)	—	—	(88)	—	(156)	(244)	—	(244)
FET Equity Interest Sale (Note 1)	—	—	1,942	—	—	1,942	731	2,673
Noncontrolling interest distributions declared	—	—	—	—	—	—	(8)	(8)
Balance, March 31, 2024	576	$57	$12,357	$(17)	$—	$12,397	$1,216	$13,613

	Three Months Ended March 31, 2023
	Common stock		OPIC	AOCI	Accumulated deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2023	572	$57	$11,322	$(14)	$(1,199)	$10,166	$477	$10,643
Net income	—	—	—	—	292	292	18	310
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)	—	(1)
Stock investment plan and share-based benefit plans	1	—	19	—	—	19	—	19
Cash dividends declared on common stock ($0.39 per share in March)	—	—	(223)	—	—	(223)	—	(223)
Noncontrolling interest distributions declared	—	—	—	—	—	—	(17)	(17)
Balance, March 31, 2023	573	$57	$11,118	$(15)	$(907)	$10,253	$478	$10,731

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$267	$310
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	276	287
Deferred income taxes and investment tax credits, net	112	32
Employee benefit costs, net	(17)	(2)
Transmission revenue collections, net	48	(10)
Changes in current assets and liabilities-
Receivables	(85)	55
Materials and supplies	(26)	(36)
Prepaid taxes and other current assets	(172)	(118)
Accounts payable	(1)	(265)
Accrued taxes	(176)	(103)
Accrued interest	13	9
Accrued compensation and benefits	(178)	(121)
Other current liabilities	(18)	8
Collateral, net	(25)	(144)
Employee benefit plan funding and related payments	(20)	(18)
Other	(38)	4
Net cash used for operating activities	(40)	(112)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(790)	(649)
Sales of investment securities held in trusts	13	1
Purchases of investment securities held in trusts	(16)	(4)
Asset removal costs	(78)	(60)
Other	1	(4)
Net cash used for investing activities	(870)	(716)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	150	950
Short-term borrowings, net	—	450
Redemptions and repayments-
Long-term debt	(23)	(321)
Short-term borrowings, net	(525)	—
Proceeds from FET Equity Interest Sale (Note 1)	2,300	—
Noncontrolling interest cash distributions	(8)	(17)
Common stock dividend payments	(235)	(223)
Other	(13)	(11)
Net cash provided from financing activities	1,646	828

Net change in cash, cash equivalents, and restricted cash	736	—
Cash, cash equivalents, and restricted cash at beginning of period	179	206
Cash, cash equivalents, and restricted cash at end of period	$915	$206

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$224	$155

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries as of March 31, 2024: OE, CEI, TE, FE PA, JCP&L, FESC, MP, AGC (a wholly owned subsidiary of MP), PE and KATCo. Additionally, FET is a consolidated VIE of FE, and is the parent company of ATSI, MAIT, PATH and TrAIL. In addition, FE holds all of the outstanding equity of other direct subsidiaries including FEV, which currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations.

On January 1, 2024, FirstEnergy consolidated the Pennsylvania Companies into FE PA, including OE subsidiary, Penn, making FE PA a new, single operating entity and the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. FE PA, as of January 1, 2024, is FE’s only regulated distribution utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies and FE PA serves an area with a population of approximately 4.5 million and operates under the rate districts of the former Pennsylvania Companies. FirstEnergy is also evaluating the legal, financial, operational and branding benefits of consolidating the Ohio Companies into a single Ohio utility company.

Also on January 1, 2024, WP transferred certain of its Pennsylvania-based transmission assets to KATCo, and PN and ME contributed their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.

FESC provides legal, financial and other corporate support services at cost, in accordance with its cost allocation manual, to affiliated FirstEnergy companies. FE does not bill directly or allocate any of its costs to any subsidiary company. Costs are charged to FE's subsidiaries for services received from FESC either through direct billing or through an allocation process. Allocated costs are for services that are provided on behalf of more than one company and are allocated using formulas developed by FESC. Intercompany transactions are generally settled under commercial terms within thirty days.

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s utility operating companies comprise one of the nation’s largest investor-owned electric systems, serving over 6 million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include more than 24,000 miles of lines and two regional transmission operation centers. AGC and MP control 3,599 MWs net maximum capacity.
These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2023.

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

Certain prior year amounts have been reclassified to conform to the current year presentation. During the first quarter of 2024, FirstEnergy’s segment reporting structure was modified to increase transparency for leadership and investors, simplify the presentation to corresponding legal entities, and align FirstEnergy’s earnings, cash flows and balance sheets at the business unit level. The modification to the segments resulted in a reallocation of goodwill between the segments based on the relative fair value of the reporting units, as described further below. Disclosures for FirstEnergy's reportable operating segments for 2023 have been reclassified to conform to the current presentation reflecting the new reportable segments. In addition, on January 1, 2024, WP transferred certain of its Pennsylvania-based transmission assets to KATCo and for comparability, prior year results in the Stand-Alone Transmission segment reflect the earnings and results of those WP transmission assets.

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

FET Noncontrolling Interest

FirstEnergy presents Brookfield’s ownership portion of FET’s net income and net assets as NCI. NCI is included as a component of equity on FirstEnergy’s Consolidated Balance Sheets.
On May 31, 2022, Brookfield acquired 19.9% of the issued and outstanding membership interests of FET. On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The FET Equity Interest Sale closed on March 25, 2024 and FET continues to be consolidated in FirstEnergy’s financial statements. The purchase price was paid in part by the issuance of two promissory notes at closing having an aggregate principal amount of $1.2 billion with: (i) one promissory note having an aggregate principal amount of $750 million, at an interest rate of 5.75% per annum, with a maturity date of September 25, 2025 and (ii) one promissory note having an aggregate principal amount of $450 million, at an interest rate of 7.75% per annum, with a maturity date of December 31, 2024. Both notes are expected to be repaid in 2024. The remaining $2.3 billion of the purchase price was paid in cash at closing. Brookfield Corporation has guaranteed the full amount of the promissory notes. As a result of the consummation of the transaction, Brookfield’s interest in FET increased from 19.9% to 49.9%, while FE retained the remaining 50.1% ownership interests of FET. The difference between the purchase price, net of transaction costs and deferred taxes of approximately $30 million and $797 million, respectively, and the carrying value of the NCI of $731 million, was recorded as an increase to OPIC by $1,942 million during the first quarter of 2024.

Pursuant to the terms of the FET P&SA II, in connection with the closing, Brookfield, FET and FE entered into the A&R FET LLC Agreement, which amended and restated in its entirety the Third Amended and Restate Limited Liability Company Agreement of FET. The A&R FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the A&R FET LLC Agreement, as of the closing, the FET Board consists of five directors, two of whom are appointed by Brookfield and three of whom are appointed by FE.
Capitalized Financing Costs

For the three months ended March 31, 2024 and 2023, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $13 million and $8 million, respectively, of allowance for equity funds used during construction and $17 million and $13 million, respectively, of capitalized interest.
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
Equity method investments included within "Investments" on the Consolidated Balance Sheets were approximately $126 million and $104 million as of March 31, 2024 and December 31, 2023, respectively.
Global Holding - FEV currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales primarily focused on international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint venture’s economic performance. FEV's ownership interest is subject to the equity method of accounting. For the three months ended March 31, 2024 and 2023, pre-tax income related to FEV’s ownership in Global Holding was $21 million and $54 million, respectively. FEV’s pre-tax equity earnings and investment in Global Holding are included in Corporate/Other for segment reporting.

As of March 31, 2024, and December 31, 2023, the carrying value of the equity method investment was $87 million and $66 million, respectively. During the three months ended March 31, 2023, FEV received cash dividends from Global Holding of $60 million, which were classified with “Cash from Operating Activities” on the Consolidated Statements of Cash Flows.
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland, which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of March 31, 2024 and December 31, 2023, the carrying value of the equity method investment was $17 million.

Goodwill
In accordance with GAAP, the modification to the segments in the first quarter of 2024 resulted in a transfer of goodwill between the segments based on the relative fair value of the reporting units, and as such, the segment goodwill balances do not necessarily represent the goodwill balances of the specific legal entities within the segments. The external segment reporting is consistent with the internal financial reports used by FirstEnergy's Chief Executive Officer (its chief operating decision maker) to regularly assess performance of the business and allocate resources.

The fair values of the reporting units were calculated using a discounted cash flow analysis. Key assumptions incorporated in the discounted cash flow analysis included discount rates, growth rates, projected operating income, changes in working capital, projected capital expenditures, and terminal multiples. The discounted cash flow analysis was also utilized to complete an impairment assessment before and after the segment change, with no impairment of goodwill indicated.

FirstEnergy's reporting units are consistent with its reportable segments and consist of Distribution, Integrated and Stand-Alone Transmission. The following table presents goodwill by reporting unit as of March 31, 2024:

(In millions)	Distribution Segment	Integrated Segment	Stand-Alone Transmission Segment	FirstEnergy Consolidated
Goodwill	$3,222	$1,953	$443	$5,618
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

Recently Adopted Pronouncements - ASU 2022-03, "Fair Value Measurements of Equity Securities Subject to Contractual Sale Restrictions " (Issued in June 2022): ASU 2022-03 clarifies current guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, and introduces new disclosure requirements for those equity securities subject to contractual restrictions. FirstEnergy adopted ASU 2022-03 on January 1, 2024 with no material impact to its financial statements.

2. REVENUE

The following represents a disaggregation of revenue from contracts with customers for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(In millions)	2024	2023
Distribution
Retail generation and distribution services
Residential	$1,184	$1,171
Commercial	374	377
Industrial	146	212
Other	20	17
Wholesale	1	2
Other revenue from contracts with customers	21	19
Total revenues from contracts with customers	1,746	1,798
Other revenue unrelated to contracts with customers	21	19
Total Distribution	$1,767	$1,817

Integrated
Retail generation and distribution services
Residential	$574	$506
Commercial	252	256
Industrial	138	135
Other	7	6
Wholesale	30	45
Transmission	81	64
Other revenue from contracts with customers	5	6
Total revenues from contracts with customers	1,087	1,018
Other revenue unrelated to contracts with customers	8	10
Total Integrated	$1,095	$1,028

Stand-Alone Transmission
ATSI	$243	$226
TrAIL	67	66
MAIT	104	89
KATCo	20	15
Total revenues from contracts with customers	434	396
Other revenue unrelated to contracts with customers	4	4
Total Stand-Alone Transmission	$438	$400

Corporate/Other and Reconciling Adjustments(1)
Wholesale	$3	$2
Other revenue unrelated to contracts with customers(1)	(16)	(16)
Total Corporate/Other and Reconciling	$(13)	$(14)

FirstEnergy Total Revenues	$3,287	$3,231
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers of the Utilities. Billed and unbilled customer receivables as of March 31, 2024, and December 31, 2023, are included below:

Customer Receivables	March 31, 2024	December 31, 2023
	(In millions)
Billed	$833	$717
Unbilled	585	665
	1,418	1,382
Less: Uncollectible Reserve	53	64
Total Customer Receivables	$1,365	$1,318
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

Activity in the allowance for uncollectible accounts on customer receivables for the three months ended March 31, 2024, and for the year ended December 31, 2023 are as follows:

(In millions)

Balance, January 1, 2023	$137
Provision for expected credit losses(1)	8
Charged to other accounts(2)	34
Write-offs	(115)
Balance, December 31, 2023	$64
Provision for expected credit losses(1)	12
Charged to other accounts(2)	9
Write-offs	(32)
Balance, March 31, 2024	$53
(1) Approximately $3 million and $15 million of which was deferred for future refund in the three months ended March 31, 2024 and the year ended December 31, 2023, respectively.
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

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards and convertible securities. The dilutive effect of outstanding share-based awards was computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period. The dilutive effect of the 2026 Convertible Notes is computed using the if-converted method.

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended March 31,
Reconciliation of Basic and Diluted EPS	2024	2023

(In millions, except per share amounts)

Earnings attributable to FE	$253	$292

Share count information:
Weighted average number of basic shares outstanding	574	572
Assumed exercise of dilutive awards	2	1
Weighted average number of diluted shares outstanding	576	573

EPS attributable to FE:
Basic EPS	$0.44	$0.51

Diluted EPS	$0.44	$0.51

For the three months ended March 31, 2024 and 2023, no shares from awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

The dilutive effect of the 2026 Convertible Notes is limited to the conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes being converted. For the three months ended March 31, 2024, there was no dilutive effect resulting from the 2026 Convertible Notes as the average market price of FE shares of common stock was below the initial conversion price of $46.81 per share.
4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS
The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31,	2024	2023	2024	2023
	(In millions)
Service costs	$35	$34	$1	$1
Interest costs	99	109	5	5
Expected return on plan assets	(133)	(128)	(8)	(8)
Amortization of prior service costs (credits)(1)	1	—	(1)	(2)
Net periodic benefit costs (credits)	$2	$15	$(3)	$(4)
Net periodic benefit costs (credits), net of amounts capitalized	$(15)	$(3)	$(4)	$(4)

(1) The income tax benefits associated with pension and OPEB prior service costs amortized out of AOCI were $1 million for the three months ended March 31, 2023.

Cash flows from operating activities for the three months ended March 31, 2024 and 2023, includes approximately $20 million and $18 million, respectively, of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.

On May 12, 2023, FirstEnergy made a $750 million voluntary cash contribution to the qualified pension plan, which was funded by FE. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2028, which based on various assumptions, including an expected rate of return on assets of 8.0%, is expected to be approximately $260 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily.
Service costs, net of capitalization, are reported within Other operating expenses on FirstEnergy’s Consolidated Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within “Miscellaneous income, net”, within “Other Income (Expense)” on FirstEnergy’s Consolidated Statements of Income.

5. INCOME TAXES
FirstEnergy’s interim effective tax rates reflect the estimated annual effective tax rates for 2024 and 2023. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following tables reconcile the effective tax rate to the federal income tax statutory rate for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
	2024	2023
	(In millions)
Income before income taxes	$402	$400
Federal income tax expense at statutory rate (21%)	$84	$84
Increases (reductions) in tax expense resulting from:
State and municipal income taxes, net of federal tax benefit	23	14
AFUDC equity and other flow-through	(7)	(5)
Deferred taxes related to sale of equity interest in FET, net	7	—
Excess deferred tax amortization due to the Tax Act	(13)	(16)
Valuation allowances	39	9
Other, net	2	4
Total income taxes	$135	$90
Effective income tax rate	33.6%	22.5%

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury during 2022 and 2023, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning with 2023. Accordingly, FirstEnergy made a first quarter estimated payment of AMT of approximately $49 million in April 2023, however, made no additional payments in 2023 based on various factors, including additional guidance from the U.S. Treasury that eliminated the requirement of corporations to include AMT in quarterly estimated tax payments. Until final U.S. Treasury regulations are issued, the amount of AMT FirstEnergy pays could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation may also be subject to regulation by FERC and/or applicable state regulatory authorities. Any adverse development in this legislation, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

As discussed above, on March 25, 2024, FirstEnergy closed on the sale of an additional 30% interest in FET, realizing an approximate $7.3 billion tax gain from the combined sale of 49.9% of the membership interests in FET for the consideration received and recapture of negative tax basis in FET. In the first quarter of 2024, FirstEnergy recognized a net tax charge of approximately $46 million, comprised of updates to estimated deferred tax liability for the deferred gain from the 19.9% sale of FET in May 2022, deferred tax liability related to its ongoing investment in FET, and valuation allowance associated with the expected utilization of certain state NOL carryforwards impacted by the sale and the PA Consolidation. During the first quarter of 2024, FirstEnergy also recognized a reduction to OPIC of approximately $797 million for federal and state income tax associated with the tax gain from closing on the 30% interest sale. As of December 31, 2023, FirstEnergy had approximately $8.1 billion of gross federal NOL carryforwards which will be used to offset a majority of the tax gain from the FET Equity Interest Sale and expected taxable income in 2024, however due to certain limitations on utilization enacted in the Tax Act, a portion of the NOL will carry into 2025 and possibly beyond. As a result of the additional 30% sale, FET and its subsidiaries deconsolidated from FirstEnergy’s consolidated federal income tax group and now constitute their own consolidated federal income tax group subject to their own income tax allocation agreement.

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of March 31, 2024, from those used as of December 31, 2023. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following table sets forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	March 31, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$—	$—	$—	$—	$4	$4
Equity securities	2	—	—	2	2	—	—	2
U.S. state and municipal debt securities	—	274	—	274	—	275	—	275
Cash, cash equivalents and restricted cash(2)	915	—	—	915	179	—	—	179
Other(3)	—	46	—	46	—	40	—	40
Total assets	$917	$320	$—	$1,237	$181	$315	$4	$500

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(1)	$(1)	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(1)	$(1)	$—	$—	$(1)	$(1)

Net assets (liabilities)	$917	$320	$(1)	$1,236	$181	$315	$3	$499
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Restricted cash of $27 million and $42 million as of March 31, 2024 and December 31, 2023, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of March 31, 2024, and December 31, 2023:

	March 31, 2024(1)				December 31, 2023(1)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$303	$—	$(29)	$274	$301	$1	$(27)	$275
(1) Excludes short-term cash investments of $6 million as of March 31, 2024 and December 31, 2023.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three months ended March 31, 2024 and 2023, were as follows:

	For the Three Months Ended March 31,
	2024	2023
	(In millions)
Sale proceeds	$13	$1
Realized gains	—	—
Realized losses	(1)	(1)
Interest and dividend income	3	3

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Earnings and losses associated with corporate-owned life insurance policies are reflected in “Miscellaneous income, net” on FirstEnergy’s Consolidated Statements of Income. The total carrying value of other investments were $408 million and $382 million as of March 31, 2024, and December 31, 2023, respectively, and are excluded from the amounts reported above. See Note 1, "Organization and Basis of Presentation," for additional information on FirstEnergy's equity method investments.

Pre-tax income related to corporate-owned life insurance policies was $9 million and $7 million for the three months ended March 31, 2024 and 2023, respectively. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
	(In millions)
Carrying value	$24,381	$24,254
Fair value	$22,904	$23,003

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2024, and December 31, 2023.

FirstEnergy had the following issuances and redemptions during the three months ended March 31, 2024:

Company	Type	Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Issuance
ATSI	Senior Unsecured Note	March, 2024	5.63%	2034	$150	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.

In March 2024, notice of redemption was provided for all remaining $463 million of FE’s 7.375% Notes, due 2031, which was completed on April 15, 2024, with a make-whole premium of approximately $80 million. Due to the redemption, the $463 million remaining notes are included within currently payable long-term debt on the Consolidated Balance Sheets as of March 31, 2024.

On April 1, 2024, JCP&L redeemed its $500 million 4.70% unsecured notes that became due.

On April 15, 2024, MP redeemed its $400 million 4.10% FMBs that became due.

On April 18, 2024, MAIT agreed to sell $250 million of new 5.94% Unsecured Notes due May 1, 2031. The sale is expected to settle on May 2, 2024. Proceeds are expected to be used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.

7. VARIABLE INTEREST ENTITIES

FirstEnergy performs qualitative analyses to determine whether a variable interest qualifies FirstEnergy as the primary beneficiary (a controlling financial interest) of a VIE. An enterprise has a controlling financial interest if it has both: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. FirstEnergy consolidates a VIE when it is determined that it is the primary beneficiary.

In order to evaluate contracts for consolidation treatment and entities for which FirstEnergy has an interest, FirstEnergy aggregates variable interests into categories based on similar risk characteristics and significance.

Consolidated VIEs
Total assets on the FirstEnergy consolidated balance sheets include approximately $11,156 million and $11,024 million of consolidated VIE assets, as of March 31, 2024 and December 31, 2023, respectively, that can only be used to settle the liabilities of the applicable VIE. Total liabilities include approximately $8,184 million and $7,835 million as of March 31, 2024 and December 31, 2023, respectively, of consolidated VIE liabilities for which the VIE's creditors do not have recourse to FirstEnergy.

VIEs in which FirstEnergy is the primary beneficiary consist of the following (included in FirstEnergy’s consolidated financial statements):

Securitization Companies
•Ohio Securitization Companies - In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of March 31, 2024 and December 31, 2023, $183 million and $191 million of the phase-in recovery bonds were outstanding, respectively.

•MP and PE Environmental Funding Companies - The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of March 31, 2024 and December 31, 2023, $203 million and $218 million of environmental control bonds were outstanding, respectively.

Restricted cash included on the FirstEnergy Consolidated Balance Sheets of $25 million and $40 million as of March 31, 2024 and December 31, 2023, respectively, relates to cash collected from MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies.

FET

FET is a holding company that owns equity interests in ATSI, MAIT, TrAIL and PATH. As further discussed above, on February 2, 2023, FE entered into an agreement with Brookfield to sell an incremental 30% equity interest in FET, which closed on March 25, 2024. As of March 31, 2024, FE’s equity ownership in FET is 50.1% and Brookfield’s is 49.9%. FirstEnergy has concluded that FET is a VIE and that FE is the primary beneficiary because FE has exposure to the economics of FET and the power to direct significant activities of FET through the FESC services agreement, which represents a separate variable interest.

Although Brookfield was granted incremental consent rights upon the closing of the FET Equity Interest Sale, Brookfield will not have unilateral control over any activities that most significantly impact FET’s economic performance. However, FE will continue to retain power over the activities that most significantly impact FET’s economic performance through its incremental decision making rights under the existing FESC services agreement, through which executive management and workforce services are provided to FET. As a result, FE is the primary beneficiary of FET and FET will continue to be consolidated in FirstEnergy’s financial statements.

The following shows the carrying amounts and classification of the FET assets and liabilities included in the consolidated financial statements as of March 31, 2024 and December 31, 2023. Amounts exclude intercompany balances which were eliminated in consolidation. The assets of FET can only be used to settle its obligations, and creditors of FET do not have recourse to the general credit of FirstEnergy.

Assets	March 31, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$77	$76
Receivables	117	88
Materials and supplies, at average cost	1	1
Prepaid taxes and other	24	23
Total current assets	219	188
Property, plant and equipment, net	10,426	10,227
Goodwill	224	224
Investments	19	19
Regulatory assets	9	16
Other	234	310
Total noncurrent assets	10,912	10,796
TOTAL ASSETS	$11,131	$10,984

Liabilities	March 31, 2024	December 31, 2023
	(In millions)
Currently payable long-term debt	600	—
Short-term borrowings	250	—
Accounts payable	—	2
Accrued interest	61	63
Accrued taxes	276	262
Other	7	14
Total current liabilities	1,194	341
Long-term debt and other long-term obligations	4,825	5,275
Accumulated deferred income taxes	1,289	1,218
Regulatory liabilities	342	307
Other	148	285
Total noncurrent liabilities	6,604	7,085
TOTAL LIABILITIES	$7,798	$7,426

Unconsolidated VIEs

FirstEnergy is not the primary beneficiary of its equity method investments in Global Holding and PATH WV, as further discussed above, or its PPAs.

FirstEnergy evaluated its PPAs and determined that certain Non-Utility Generation entities may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production. As of March 31, 2024, FirstEnergy maintains four long-term PPAs with Non-Utility Generation entities that were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities. FirstEnergy has determined that, it does not have a variable interest, or the entities do not meet the criteria to be considered a VIE.

Because FirstEnergy has no equity or debt interests in the Non-Utility Generation entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power, which are expected to be recovered from customers.

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

MARYLAND

PE operates under MDPSC approved base rates that were effective as of October 19, 2023, and that were subsequently modified by an MDPSC order dated January 3, 2024, which became effective as of March 1, 2024. PE also provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third-party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS.

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Consistent with a December 29, 2022, order by the MDPSC phasing out the ability of Maryland utilities to earn a return on EmPOWER investments, PE will be required to expense 33% of its EmPOWER program costs in 2024, 67% in 2025 and 100% in 2026. Notwithstanding the order to phase out PE’s ability to earn a return on its EmPOWER investments, all previously unamortized costs for prior cycles will continue to earn a return and be collected by the end of 2029, consistent with the plan PE submitted on January 11, 2023. In the 2024-2026 order issued on December 29, 2023, the period to pay down the amortized balances was extended through the end of 2031. Additionally at the direction of the MDPSC, PE together with other Maryland utilities are required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $310 million, $354 million, and $510 million, respectively. The MDPSC conducted hearings on the proposed plans for all Maryland utilities on November 6-8, 2023. On December 29, 2023, the MDPSC issued an order approving the $310 million scenario for most programs, with some modifications. On February 21, 2024, the MDPSC approved PE’s tariff to recover costs in 2024 but directed PE to analyze alternative amortization methods for possible use in later years.

NEW JERSEY

JCP&L operates under NJBPU approved rates that took effect as of February 15, 2024, and will become effective for customers as of June 1, 2024. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third- party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

The base rate increase, which was approved by the NJBPU on February 14, 2024, took effect on February 15, 2024, and is effective for customers on June 1, 2024. Until those new rates became effective for customers, JCP&L is amortizing an existing regulatory liability totaling approximately $18 million to offset the base rate increase that otherwise would have occurred in this period. Under the base rate case settlement agreement, JCP&L also agreed to a two-phase reliability improvement plan to enhance the reliability related to 18 high-priority circuits, the first phase of which began on February 14, 2024, and represents an approximate investment of $95 million. Additionally, JCP&L recognized a $53 million pre-tax charge in the first quarter 2024 at the Integrated segment within “Other operating expenses” on the FirstEnergy Consolidated Statements of Income, associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the settlement agreement, to be disallowed from future recovery.

JCP&L has implemented energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act as approved by the NJBPU in April 2021. The NJBPU approved plans include recovery of lost revenues resulting from the programs and a three-year plan (July 2021-June 2024) including total program costs of $203 million, of which $160 million of investment is recovered over a ten-year amortization period with a return as well as $43 million in operations and maintenance expenses and financing costs recovered on an annual basis. On December 5, 2023, JCP&L filed a petition with the NJBPU for a six-month extension of EE&C Plan I, which was originally scheduled to end on June 30, 2024, but would end on December 31, 2024, with the extension. The proposed budget for the extension period would add approximately $69 million to the original program cost. Under the proposal, JCP&L would recover the costs of the extension period and the revenue impact of sales losses resulting therefrom through two separate tariff riders. On December 1, 2023, JCP&L filed a related petition with the NJBPU requesting approval of its EE&C Plan II, which covers the January 1, 2025 through June 30, 2027 period and has a proposed budget of approximately $964 million. EE&C Plan II consists of a portfolio of ten energy efficiency programs, one peak demand reduction program and one building decarbonization program. Under the proposal, JCP&L would recover its EE&C Plan II revenue requirements and lost revenues from reduced electricity sales associated with EE&C Plan II. Evidentiary hearings are scheduled to begin August 19, 2024, with a final NJBPU decision and order required no later than October 15, 2024.

The settlement of the distribution rate case in 2020, provided among other things, that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023, which deadline was extended until July 31, 2023. JCP&L filed its comments on July 31, 2023. The parties have filed responses.

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. FERC staff subsequently requested additional information on JCP&L’s application, which JCP&L provided. On August 21, 2023, FERC approved JCP&L’s application, effective August 22, 2023. On October 31, 2023, offshore wind developer, Orsted, announced plans to cease development of two offshore wind projects in New Jersey—Ocean Wind 1 and 2—having a combined planned capacity of 2,248 MWs. At this time, Orsted’s announcement does not affect JCP&L’s awarded projects and JCP&L is moving forward with preconstruction activities for the planned transmission infrastructure. Construction is expected to begin in 2025.

Consistent with the commitments made in its proposal to the NJBPU, JCP&L formally submitted in November 2023 the first part of its application to the United States Department of Energy to finance a portion of the project using low-interest rate loans available under the United States Department of Energy’s Energy Infrastructure Reinvestment Program of the IRA of 2022. JCP&L submitted the second part of its two-part application on March 13, 2024.

On April 3, 2024, Mid-Atlantic Offshore Development, LLC submitted a bid application for the NJBPU Prebuild Infrastructure Solicitation to the NJBPU which outlines its proposal to construct infrastructure connecting the identified landing point for offshore wind generation off the coast of New Jersey with the high-voltage electric grid at Larrabee Collector Station. JCP&L is described in the application as a joint developer with Mid-Atlantic Offshore Development, LLC, subject to the execution of a joint development agreement by the parties. Mid-Atlantic Offshore Development, LLC will be the party responsible for the project.

On November 9, 2023, JCP&L filed a petition for approval of its second EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. JCP&L proposes EnergizeNJ will be implemented over a five-year budget period with estimated costs of approximately $935 million over the deployment period, of which, $906 million is capital investments and $29 million is operating and maintenance expenses. Under the proposal, the costs of EnergizeNJ would be recovered through JCP&L’s base rates via annual and semi-annual base rate adjustment filings. Public hearings have been requested but are not yet scheduled. JCP&L has requested that the NJBPU issue a final decision and order no later than May 22, 2024, based on a June 1, 2024, commencement date for EnergizeNJ. JCP&L anticipates filing amendments to the EnergizeNJ program after receipt of approval from the NJBPU of the base rate case stipulation that was filed on February 2, 2024. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to include the second phase of its reliability improvement plan that is expected to address any remaining high-priority circuits not addressed in the first phase. EnergizeNJ, as amended, if approved will result in the investment of approximately $930.5 million of total estimated costs over five years.

OHIO

The Ohio Companies operate under PUCO-approved base distribution rates that became effective in 2009. The Ohio Companies currently operate under ESP IV, which continues through May 31, 2024, that provides for the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with revenue caps of $15 million per year through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. ESP V proposes to continue providing power to non-shopping customers at market-based prices set through an auction process, with process enhancements designed to reduce costs to customers. ESP V also proposes to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual revenue cap increases of $15 million to $21 million per year, based on reliability performance, and Rider AMI for recovery of approved grid modernization investments. ESP V proposes new riders to support continued maintenance of the distribution system, including vegetation management and storm restoration operating expense. In addition, ESP V proposes four-year energy efficiency and peak demand reduction programs for residential and commercial customers, with cost recovery spread over eight years. ESP V further includes a commitment to spend $52 million in total over the eight-year term, without recovery from customers, on initiatives to assist low-income customers, education and incentives to help ensure customers have good experiences with electric vehicles. Hearings commenced on November 7, 2023 and concluded on December 6, 2023. On December 6, 2023, certain intervenors filed a motion requesting a limited stay of the Ohio Companies’ proposal to continue Rider DCR. The Ohio Companies contested the motion, which is pending.

On May 16, 2022, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2021, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings. This matter remains pending before the PUCO.

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700 thousand smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV. On April 12, 2024, the Ohio Companies and certain of the parties filed a stipulation that modified the Ohio Companies’ application for phase two of its grid modernization plan. The stipulation, which is subject to PUCO approval, provides for the deployment of smart meters to the balance of the Ohio Companies’ customers or approximately 1.4 million meters. Phase two of the distribution grid modernization plan, as modified by the stipulation would be completed over a four-year budget period with estimated capital investments of approximately $421 million. On April 16, 2024, the PUCO scheduled the stipulation hearing for June 5, 2024.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the expanded Rider DCR audit proceeding described below and set a procedural schedule, which was vacated on March 15, 2024. A new procedural schedule will be set at a May 21, 2024 prehearing conference.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the Rider DCR audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner directed the third-party auditor to file its report by August 28, 2024.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner set a procedural schedule, which was vacated on March 15, 2024. A new procedural schedule will be set at an April 25, 2024 prehearing conference.

In connection with an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through Rider DCR or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement, and set a procedural schedule, which was vacated on March 15, 2024. A new procedural schedule will be set at a May 21, 2024 prehearing conference.

On March 1, 2024, the Attorney Examiner issued an Entry in all four PUCO investigations that, among other things, precluded taking or offering the testimony of Charles E. Jones, Michael J. Dowling, or Samuel Randazzo through deposition or other means, or requiring these individuals to produce documents, in any PUCO proceeding, until otherwise ordered.

On September 22, 2023, OCC filed an application for rehearing challenging the PUCO’s August 23, 2023, order to stay the pending HB 6 related matters above, which the PUCO denied on October 18, 2023. On November 17, 2023, OCC filed an application for rehearing challenging the October 18, 2023 entry to the extent the PUCO decided not to stay pending proceedings regarding ESP V as well as phases one and two of the Ohio Companies’ distribution grid modernization plans. On November 27, 2023, the Ohio Companies filed a memorandum contra OCC’s application for rehearing.

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

See Note 9, “Commitments, Guarantees and Contingencies” below for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

PENNSYLVANIA

The Pennsylvania Companies operated under rates approved by the PPUC, effective as of January 27, 2017. On January 1, 2024, each of the Pennsylvania Companies merged with and into FE PA. As a result of the PA Consolidation, FE PA will have five rate districts in Pennsylvania – four that correspond to the territories previously serviced by ME, PN, Penn, and WP and one rate district that corresponds to WP’s service provided to The Pennsylvania State University. The rate districts created by the PA Consolidation will not reach full rate unity until the earlier of 2033 or the conclusion of three base rate cases filed after January 1, 2025.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, the Pennsylvania Companies implemented energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWh for ME, 3.0% MWh for PN, 2.7% MWh for Penn, and 2.4% MWh for WP. The fourth phase of FE PA’s energy efficiency and peak demand reduction program, which runs for the five-year period beginning June 1, 2021 through May 31, 2026, was approved by the PPUC on June 18, 2020, providing through cost recovery of approximately $390 million to be recovered through Energy Efficiency and Conservation Phase IV Riders for each FE PA rate district.

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. FE PA expects to seek approval for the next phase of its LTIIP program by the end of the third quarter of 2024.

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

On May 5, 2023, FirstEnergy and Brookfield submitted applications to FERC and to the PPUC to facilitate the FET Equity Interest Sale. On May 12, 2023, the parties also filed an application with the VSCC, which was approved on June 20, 2023. On August 14, 2023, FERC issued an order approving the FET Equity Interest Sale. On November 24, 2023, CFIUS notified FET, Brookfield and the Abu Dhabi Investment Authority, as an indirect investor in FET through Brookfield, that it had determined that there were no unresolved national security issues and its review of the transaction was concluded. On November 29, 2023, the parties filed a settlement agreement recommending that the PPUC approve the transaction subject to the terms of the settlement, which includes among other things, a number of ring-fencing provisions and a commitment to improve transmission reliability over the next five years. The settlement was approved by the PPUC on March 14, 2024. The transaction closed on March 25, 2024.

On April 2, 2024, FE PA filed a base rate case with the PPUC, based on a projected 2025 annual test year. The rate case requests a net increase in base distribution revenues of approximately $502 million with a return on equity of 11.3% and capital structure of 46.2% debt and 53.8% equity, and reflects a roll-in of several current riders such as DSIC, Tax Act and smart meter. The increase represents an overall net average rate increase in FE PA rates by approximately 7.7%, and a 10.5% average residential rate increase. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual annual amount each year using this method. Additionally, FE PA requests recovery of certain incurred costs, including the impact of major storms, COVID-19, a program to convert streetlights to LEDs, and others. The PPUC issued an order on April 25, 2024, deferring, by operation of law, the June 1, 2024 statutory effective date to January 1, 2025. A pre-hearing conference is scheduled for May 2, 2024. A PPUC decision is expected in December 2024, with new rates becoming effective in January 2025.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is updated annually.

On August 31, 2023, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $167.5 million beginning January 1, 2024, which represents a 9.9% increase in overall rates. This increase, which was driven primarily by higher fuel expenses, includes the approximate $92 million carried over from the 2022 ENEC proceeding and a portion of the approximately $267 million under recovery balance at the end of the review period (July 1, 2022 to June 30, 2023). The remaining $75.6 million of the under recovery balance not recovered in 2024 will be deferred for collection during 2025, with an annual carrying charge of 4%. A hearing was held on November 30, 2023, at which time a joint stipulation for settlement that was agreed to by all but one party was presented to the WVPSC. The settlement provides for a net $55.4 million increase in ENEC rates beginning March 27, 2024 with the net deferred ENEC balance of approximately $255 million to be recovered through 2026. There will be no 2024 ENEC case unless MP and PE over or under recover more than $50 million than the 2024 ENEC balance and a party elects to invoke a case filing. An order was issued on March 26, 2024 approving the settlement without modification and rates became effective on March 27, 2024.

On April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, a tariff to offer solar power to West Virginia customers and requiring MP and PE to subscribe at least 85% of the planned 50 MWs of solar generation before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. On April 24, 2023, MP and PE sought final tariff approval from the WVPSC for three of the five solar sites, representing 30 MWs of generation, and requested approval of a surcharge to recover any costs above the final approved tariff. The first solar generation site went into service in January 2024 and construction of the remaining four sites are expected to be completed no later than the end of 2025 at a total investment cost of approximately $110 million. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites. The surcharge went into effect January 1, 2024.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense by approximately $76 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established. On August 22, 2023, a unanimous settlement of the case was filed recommending a $33 million per year increase in depreciation expense, effective April 1, 2024. An order from the WVPSC was issued on March 26, 2024 approving the settlement without modification and became effective on March 27, 2024.

On May 31, 2023, MP and PE filed a base rate case with the WVPSC requesting a total revenue increase of approximately $207 million utilizing a test year of 2022 with adjustments plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. Among other things, the increase includes the approximate $76 million requested in a depreciation case filed on January 13, 2023 and described above, and amounts to support a new low-income customer advocacy program, storm restoration work and service reliability investments. On January 23, 2024, MP, PE and various parties filed a joint settlement agreement with the WVPSC, which recommended a base rate increase of $105 million, inclusive of the $33 million increase in depreciation expense. Additionally, the settlement includes a new low-income customer advocacy program, a pilot program for service reliability investments and recovery of costs related to storm restoration, retired generation assets and COVID-19. The settlement did not include the request to establish a regulatory asset (or liability) for recover (or refund) associated with pension and OPEB expense, however, it did not preclude MP and PE from pursuing that in a future separate proceeding. On February 16, 2024, interested parties filed a settlement on the net energy metering credit for consideration by the WVPSC. An order was issued on March 26, 2024 approving the $105 million increase and accepting the settlement with slight non-material modifications with new rates going into effect on March 27, 2024. Additionally, due to the order including approval by the WVPSC to recover certain costs associated with retired generation assets, MP recognized a $60 million pre-tax benefit in the first quarter of 2024 to establish a regulatory asset.

FERC REGULATORY MATTERS

Under the Federal Power Act, FERC regulates rates for interstate wholesale sales and transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff. On January 1, 2024, WP transferred certain of its Pennsylvania-based transmission assets to KATCo.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy had implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy recorded in the third quarter of 2022 approximately $45 million ($34 million after-tax) in expected customer refunds, plus interest, due to its wholesale transmission customers and reclassified approximately $195 million of certain transmission capital assets to operating expenses for the audit period, of which $90 million ($67 million after-tax) are not expected to be recoverable and impacted FirstEnergy’s earnings since they relate to costs capitalized during stated transmission rate time periods. FirstEnergy is currently recovering approximately $105 million of costs reclassified to operating expenses in its transmission formula rate revenue requirements, of which $39 million of costs have been recovered as of March 31, 2024. On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. These reclassifications also resulted in a reduction to the Regulated Transmission segment’s rate base by approximately $160 million, which is not expected to materially impact FirstEnergy or the segment’s future earnings. The expected wholesale transmission customer refunds were recognized as a reduction to revenue, and the amount of reclassified transmission capital assets that are not expected to be recoverable were recognized within “Other operating expenses” at the Regulated Transmission segment and on FirstEnergy’s Consolidated Statements of Income. Furthermore, FirstEnergy’s Utilities are in the

process of addressing the outcomes of the FERC Audit with the applicable state commissions and proceedings, which includes seeking continued rate base treatment of approximately $200 million of certain corporate support costs allocated to distribution capital assets in Ohio and Pennsylvania. If FirstEnergy is unable to recover these transmission or distribution costs, it could result in future charges and/or adjustments and have an adverse impact on FirstEnergy’s financial condition.

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and American Electric Power Service Corporation, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. AEP and OCC appealed FERC’s orders to the Sixth Circuit and the case remains pending. FirstEnergy is unable to predict the outcome of this proceeding, but it is not expected to have a material impact.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis.

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

As of March 31, 2024, outstanding guarantees and other assurances aggregated $820 million, consisting of parental guarantees on behalf of its consolidated subsidiaries ($520 million) and other assurances ($300 million).

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

As of March 31, 2024, $119 million of net cash collateral has been posted by FE or its subsidiaries and is included in “Prepaid taxes and other current assets” on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $33 million of net cash collateral as of March 31, 2024, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2024:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon further downgrade	$63	$—	$63
Surety bonds (collateralized amount)(1)	87	79	166
Total Exposure from Contractual Obligations	$150	$79	$229
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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, the 4th Circuit granted West Virginia an interim stay of the disapproval of its SIP and on January 10, 2024, after a hearing held on October 27, 2023, granted a full stay which precludes the Good Neighbor Plan from going into effect in West Virginia. In addition to West Virginia, certain other states, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, have separately appealed and filed motions to stay the Good Neighbor Plan itself at the D.C. Circuit. On September 25, 2023, the D.C. Circuit denied the motions to stay the Good

Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the U.S. Supreme Court, which remains pending. Oral argument was heard on February 21, 2024.

Climate Change

In March 2024, the SEC issued final rules to require public companies to disclose certain climate-related information in registration statements and annual reports filed with the SEC. As adopted, the final climate disclosure rules mandate the disclosure of climate-related risks and the material impacts that severe weather events and other natural conditions have had, or are reasonably likely to have, on FirstEnergy, as well as disclosures related to management and FE Board oversight of such risks. In April 2024, the SEC voluntarily stayed the final climate disclosure rules pending resolution of legal challenges. FirstEnergy currently is assessing the impact of the final climate disclosure rules on its business. There are several initiatives to reduce GHG emissions at the state, federal and international level. Certain northeastern states are participating in the Regional Greenhouse Gas Initiative and western states led by California, have implemented programs, primarily cap and trade mechanisms, to control emissions of certain GHGs. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule, which proposed stringent emissions limitations based on fuel type and unit retirement date, was issued as final by the EPA on April 25, 2024. FirstEnergy is currently assessing the impact of the final rule. Depending on the outcome of any appeals, compliance with these standards could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024 and depending on the outcome of appeals and how final revised rules are ultimately implemented, compliance with these standards could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. FirstEnergy is currently assessing the impact of the final rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for Pleasants Power Station and continues to evaluate closure options. Also, on April 25, 2024, the EPA issued rules as final addressing, for the first time, certain legacy CCR disposal sites. FirstEnergy is currently assessing the impact of the final rule.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of March 31, 2024, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $97 million have been accrued through March 31, 2024, of which approximately $70 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA requires that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, which shall consist of (x) $115 million paid by FE to the United States Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021 and paid in the third quarter of 2021. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. On April 28, 2021, July 11, 2022, and May 25, 2023, the SEC issued additional subpoenas to FE, with which FE has complied. While no contingency has been reflected in its consolidated financial statements, FE believes that it is probable that it will incur a loss in connection with the resolution of the SEC investigation. Given the ongoing nature and complexity of the investigation, FE cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation.

On June 29, 2023, the OOCIC served FE a subpoena, seeking information relating to the conduct described in the DPA. FirstEnergy was not aware of the OOCIC’s investigation prior to receiving the subpoena and understands that the OOCIC’s investigation is also focused on the conduct described in the DPA, other than with respect to the March 25, 2024, felony indictment of Mr. Householder brought in Cuyahoga County, Ohio. FirstEnergy is cooperating with the OOCIC in its investigation. On February 12, 2024, and in connection with the OOCIC’s ongoing investigation, an indictment by a grand jury of Summit County, Ohio was unsealed against the former chairman of the PUCO, Samuel Randazzo, and two former FirstEnergy senior officers, Charles E. Jones, and Michael J. Dowling, charging each of them with several felony counts, including bribery, telecommunications fraud, money laundering and aggravated theft, related to payments described in the DPA. FirstEnergy continues to both cooperate with the OOCIC in its investigation and discuss an appropriate resolution of the investigation with respect to FE. While no contingency has been reflected in FirstEnergy’s consolidated financial statements, FE believes that it is reasonably possible that it will incur a loss in connection with the resolution of the OOCIC investigation. Given the ongoing nature of the discussions, while FE cannot yet reasonably estimate a loss or range of loss that may arise from any resolution of the OOCIC investigation with respect to FE, any such payment by FE associated with an OOCIC resolution is not expected to be material.

In addition to the subpoenas referenced above under “United States v. Larry Householder, et. al.” and the SEC investigation, certain FE stockholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The plaintiffs in each of the below cases seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). Unless otherwise indicated, no contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these lawsuits as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act and related claims in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and

Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero, and no additional customer bills will include new decoupling rider charges after February 8, 2021. On August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit. This matter was stayed through a criminal trial in United States v. Larry Householder, et al. described above, but resumed pursuant to an order, dated March 15, 2023. On July 31, 2023, FE and other defendants filed motions to dismiss in part the OAG’s amended complaint, which the OAG opposed. On February 16, 2024, the OAG moved to stay discovery in the case in light of the February 9, 2024, indictments against defendants in this action, which the court granted on March 14, 2024. In connection with the ongoing OOCIC resolution discussions, FE is also discussing an appropriate settlement of this civil action with the OAG. As such, FE believes it is reasonably possible that it will incur a loss in connection with this civil action. Given the ongoing nature of these discussions, FE cannot yet reasonably estimate a loss or range of loss from any possible settlement of this civil action, however, any such settlement payment by FE is not expected to be material.

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

The settlement includes a series of corporate governance enhancements and a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less approximately $36 million in court-ordered attorney’s fees awarded to plaintiffs. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022, and the S.D. Ohio denied that motion on May 22, 2023. On June 15, 2023, the purported FE stockholder filed an appeal in the U.S. Court of Appeals for the Sixth Circuit. On February 16, 2024, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s final settlement approval. Once all appeal options are exhausted the judgment will become final. The settlement agreement is expected to resolve fully these shareholder derivative lawsuits.

On June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed a joint motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022. On August 15, 2022, the N.D. Ohio issued an order stating its intention to appoint one group of applicants as new plaintiffs’ counsel, and on August 22, 2022, the N.D. Ohio ordered that any objections to the appointment be submitted by August 26, 2022. The parties filed their objections by that deadline, and on September 2, 2022, the applicants responded to those objections. In the meantime, on August 25, 2022, a purported FE stockholder represented by the applicants filed a motion to intervene, attaching a proposed complaint-in-intervention purporting to assert claims that the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act as well as a claim against a third party for professional negligence and malpractice. The parties filed oppositions to that motion to intervene on September 8, 2022, and the proposed intervenor's reply in support of his motion to intervene was filed on September 22, 2022. On August 24, 2022, the parties filed a joint motion to dismiss the action pending in the N.D. Ohio based upon and in light of the approval of the settlement by the S.D. Ohio. On August 30, 2022, the parties filed a joint motion to dismiss the state court action, which the court granted on September 2, 2022. On September 29, 2023, the N.D. Ohio issued a stay of the case pending the appeal in the U.S. Court of Appeals for the Sixth Circuit. On April 12, 2024, the N.D. Ohio acknowledged the completion of the appeal and instructed the parties to file any further argument or information they wish to be considered by the N.D. Ohio no later than April 25, 2024.

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
10. SEGMENT INFORMATION

On January 1, 2024, FirstEnergy changed its reportable segments to include the following and continues to evaluate segment performance based on earnings attributable to FE:

•Distribution Segment, which consists of the Ohio Companies and FE PA;
•Integrated Segment, which consists of MP, PE and JCP&L; and
•Stand-Alone Transmission Segment, which consists of FE's ownership in FET and KATCo.

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission.

The segment reporting structure was modified to increase transparency for leadership and investors, simplify the presentation to corresponding legal entities, and align FirstEnergy’s earnings, cash flows and balance sheets at the business unit level. In accordance with GAAP, the modification to the segments in the first quarter of 2024 resulted in a transfer of goodwill between the segments based on the relative fair value of the reporting units, and as such, the segment goodwill balances do not necessarily represent the goodwill balances of the specific legal entities within the segments. The external segment reporting is consistent with the internal financial reports used by FirstEnergy's Chief Executive Officer (its chief operating decision maker) to regularly assess performance of the business and allocate resources. Disclosures for FirstEnergy's reportable operating segments for 2023 have been reclassified to conform to the current presentation reflecting the new reportable segments.

The Distribution segment, which consists of the Ohio Companies and FE PA, representing $10.9 billion in 2023 rate base, distributes electricity through FirstEnergy’s utility operating companies in Ohio and Pennsylvania. The Distribution segment serves approximately 4.2 million customers in Ohio and Pennsylvania across its distribution footprint and purchases power for its provider of last resort, SOS, standard service offer and default service requirements. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain costs.

The Integrated segment includes the distribution and transmission operations under JCP&L, MP and PE, as well as MP’s regulated generation operations, representing $8.7 billion in 2023 rate base. The Integrated segment distributes electricity to approximately 2 million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,599 MWs of regulated net maximum capacity located primarily in West Virginia and Virginia. The segment will also include MP and PE’s 50 MWs of solar generation at five sites in West Virginia once complete. The first solar generation site, located in Maidsville, West Virginia, was completed and placed in-service on January 8, 2024, representing 19 MWs of net maximum capacity. Construction of the remaining four sites is expected to be completed no later than the end of 2025. The remaining four sites are expected to provide 31 MWs of net maximum capacity.

The Stand-Alone Transmission segment, which consists of FE's ownership in FET and KATCo, representing $7.7 billion in 2023 rate base, includes transmission infrastructure owned and operated by the Transmission Companies and used to transmit electricity. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities. KATCo, which was a subsidiary of FET, became a wholly owned subsidiary of FE prior to the closing of the FET P&SA I and remains in the Stand-Alone Transmission segment. On January 1, 2024, WP transferred certain of its Pennsylvania-based transmission assets to KATCo and for comparability, prior year results in the Stand-Alone Transmission segment reflects the earnings and results of those WP transmission assets.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. Also included in Corporate/Other for segment reporting is 67 MWs of net maximum capacity, representing AE Supply’s OVEC capacity entitlement. As of March 31, 2024, Corporate/Other had approximately $6.5 billion of FE’s holding company debt.

Financial information for FirstEnergy’s reportable segments and reconciliations to consolidated amounts is presented below:

(In millions) For the Three Months Ended	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
March 31, 2024
External revenues	$1,756	$1,094	$434	$3,284	$3	$—	$3,287
Internal revenues	11	1	4	16	—	(16)	—
Total revenues	$1,767	$1,095	$438	$3,300	$3	$(16)	$3,287
Depreciation	161	122	81	364	17	—	381
Amortization (deferral) of regulatory assets, net	(88)	(78)	2	(164)	—	—	(164)
Equity method investment earnings	—	—	—	—	21	—	21
Interest expense	116	71	65	252	117	(64)	305
Income taxes (benefits)	41	35	60	136	(1)	—	135
Earnings (losses) attributable to FE	$165	$82	$84	$331	$(78)	$—	$253
Cash Flows from Investing Activities:
Capital investments	$215	$313	$258	$786	$4	$—	$790

March 31, 2023
External revenues	$1,807	$1,026	$396	$3,229	$2	$—	$3,231
Internal revenues	10	2	4	16	—	(16)	—
Total revenues	$1,817	$1,028	$400	$3,245	$2	$(16)	$3,231
Depreciation	153	113	75	341	20	—	361
Amortization (deferral) of regulatory assets, net	(41)	(40)	1	(80)	—	—	(80)
Equity method investment earnings	—	—	—	—	56	—	56
Interest expense	94	59	58	211	77	(25)	263
Income taxes (benefits)	44	20	33	97	(7)	—	90
Earnings (losses) attributable to FE	$186	$70	$96	$352	$(60)	$—	$292
Cash Flows from Investing Activities:
Capital investments	$193	$237	$212	$642	$7	$—	$649

As of March 31, 2024
Total assets	$20,144	$17,627	$12,389	$50,160	$4,398	$(3,259)	$51,299
Total goodwill(1)	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
As of December 31, 2023
Total assets	$19,235	$17,466	$12,142	$48,843	$2,372	$(2,448)	$48,767
Total goodwill(1)	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
(1) In accordance with GAAP, the modification to the segments in the first quarter of 2024, as discussed above, resulted in a transfer of goodwill between the segments based on the relative fair value of the reporting units, and as such, the segment goodwill balances do not necessarily represent the goodwill balances of the specific legal entities within the segments.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Company Overview

FirstEnergy is dedicated to integrity, safety, reliability and operational excellence and is principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. Its electric distribution companies form one of the nation's largest investor-owned electric systems, serving over six million customers in Ohio, Pennsylvania, New Jersey, West Virginia, Maryland and New York. FirstEnergy’s transmission subsidiaries operate more than 24,000 miles of transmission lines that connect the Midwest and Mid-Atlantic regions and two regional transmission operation centers. AGC and MP control 3,599 MWs net maximum capacity.

PA Consolidation

On January 1, 2024, FirstEnergy consolidated the Pennsylvania Companies into FE PA, including OE subsidiary, Penn, making FE PA a new, single operating entity and the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. FE PA, as of January 1, 2024, is FE’s only regulated distribution utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies and FE PA serves an area with a population of approximately 4.5 million and operates under the rate districts of the former Pennsylvania Companies. FirstEnergy is also evaluating the legal, financial, operational and branding benefits of consolidating the Ohio Companies into a single Ohio utility company.

Also on January 1, 2024, WP transferred certain of its Pennsylvania-based transmission assets to KATCo, and PN and ME contributed their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.

Segment Change

As further discussed above, in 2024, FirstEnergy changed its reportable segments to include the following:

The Distribution segment, which consists of the Ohio Companies and FE PA, representing $10.9 billion in 2023 rate base, distributes electricity through FirstEnergy’s utility operating companies in Ohio and Pennsylvania. The Distribution segment serves approximately 4.2 million customers in Ohio and Pennsylvania across its distribution footprint and purchases power for its provider of last resort, SOS, standard service offer and default service requirements. The segment’s results reflect the costs of securing and delivering electric generation from transmission facilities to customers, including the deferral and amortization of certain costs.

The Integrated segment includes the distribution and transmission operations under JCP&L, MP and PE, as well as MP’s regulated generation operations, representing $8.7 billion in 2023 rate base. The Integrated segment distributes electricity to approximately 2 million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,599 MWs of regulated net maximum capacity located primarily in West Virginia and Virginia. The segment will also include MP and PE’s 50 MWs of solar generation at five sites in West Virginia once complete. The first solar generation site, located in Maidsville, West Virginia, was completed and placed in-service on January 8, 2024, representing 19 MWs of net maximum capacity. Construction of the remaining four sites is expected to be completed no later than the end of 2025. The remaining four sites are expected to provide 31 MWs of net maximum capacity.
The Stand-Alone Transmission segment, which consists of FE's ownership in FET and KATCo, representing $7.7 billion in 2023 rate base, includes transmission infrastructure owned and operated by the Transmission Companies and used to transmit electricity. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
Corporate/Other reflects corporate support and other costs not charged or attributable to the Utilities or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. Also included in Corporate/Other for segment reporting is 67 MWs of net maximum capacity, representing AE Supply’s OVEC capacity entitlement. As of March 31, 2024, Corporate/Other had approximately $6.5 billion of FE’s holding company debt.

FirstEnergy believes that this segment reporting serves to provide:
•Greater transparency into our business unit performance;
•Alignment with our cash flow, credit metrics, balance sheet and earnings to the companies comprising each segment;
•Simplification of our segment reporting so that each entire entity resides within a segment; and
•Consistency with peers.
FET Equity Interest Sale
On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The FET Equity Interest Sale closed on March 25, 2024 and FET continues to be consolidated in FirstEnergy’s financial statements. The purchase price was paid in part by the issuance of two promissory notes at closing having an aggregate principal amount of $1.2 billion with: (i) one promissory note having an aggregate principal amount of $750 million, at an interest rate of 5.75% per annum, with a maturity date of September 25, 2025 and (ii) one promissory note having an aggregate principal amount of $450 million, at an interest rate of 7.75% per annum, with a maturity date of December 31, 2024. Both notes are expected to be repaid in 2024. The remaining $2.3 billion of the purchase price was paid in cash at closing. Brookfield Corporation has guaranteed the full amount of the promissory notes. As a result of the consummation of the transaction, Brookfield’s interest in FET increased from 19.9% to 49.9%, while FE retained the remaining 50.1% ownership interests of FET.
FIRSTENERGY’S CONSOLIDATED RESULTS OF OPERATIONS
First Three Months of 2024 Compared with First Three Months of 2023

(In millions)	For the Three Months Ended March 31,
	2024	2023	Change

Revenues	$3,287	$3,231	$56	2%

Operating expenses	2,675	2,680	(5)	—%

Other expenses, net	(210)	(151)	(59)	(39)%

Income taxes	135	90	45	50%

Income attributable to noncontrolling interest	14	18	(4)	(22)%

Earnings attributable to FE	$253	$292	$(39)	(13)%
Earnings attributable to FE was $253 million or $0.44 per share (basic and diluted) in the first quarter of 2024 compared to $292 million or $0.51 per share (basic and diluted) in the first quarter of 2023, a decrease of $39 million primarily due to the following:

•Lower weather-adjusted customer usage and demand;
•Higher net discrete income tax charges related to the PA Consolidation and updates to deferred taxes on the sale of equity interest in FET in the first quarter of 2024, partially offset by discrete benefits primarily associated with state NOL utilization;
•A charge at JCP&L in the first quarter 2024 associated with the disallowance of certain corporate support costs as a result of the NJBPU-approved settlement agreement;
•Lower earnings related to FEV’s equity method investment in Global Holding;
•Higher other operating expenses related to planned vegetation management, uncollectible expense, and non-deferred storm expense; and
•Higher interest expense associated with new long-term debt issuances, and higher revolver borrowings and interest rates.

These decreases were partially offset by the following:
•Increased earnings as a result of regulated distribution and transmission capital investments that increased rate base;
•Higher customer usage, primarily due to less mild weather temperatures;
•The implementation of base rate case settlements during the first quarter of 2024 in Maryland, New Jersey and West Virginia;
•A credit in the first quarter of 2024 associated with the WVPSC base rate case settlement approval that allowed for the recovery of certain retired generation stations costs;
•Higher pension and OPEB non-service credits; and
•The absence of expenses associated with the cancellation of a sponsorship agreement in the first quarter of 2023.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended March 31,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2024	2023	Increase (Decrease)	2024	2023	Increase (Decrease)
Residential	14,087	13,941	1.0%	15,428	15,982	(3.5)%
Commercial(1)	8,614	8,632	(0.2)%	8,968	9,403	(4.6)%
Industrial	13,925	13,511	3.1%	13,925	13,511	3.1%
Total Electric Distribution MWh Deliveries	36,626	36,084	1.5%	38,321	38,896	(1.5)%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by higher customer usage as a result of the weather. Heating degree days in the first three months of 2024 were 5% above the same period of 2023 but 14% below normal.

The financial results discussed below in Segment Results of Operations include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 10, “Segment Information,” of the Notes to Consolidated Financial Statements.

Our Strategy

Powered by its employees and guided by its experienced leadership team and engaged FE Board, FirstEnergy is accelerating its transformation into a premier utility. The FE Board and FirstEnergy’s executive management team are aligned behind a business model grounded in investing, operating, recovering costs and financing our regulated utility operations. This business model aims to create a “virtuous cycle” that in turn serves to improve reliability and the customer experience, grow rate base, engage employees, improve returns and maintain a strong balance sheet. Along with an unwavering commitment to ethics and integrity, performance excellence and continuous improvement, FirstEnergy anticipates that strong execution of this model will help achieve its strategic objectives and deliver value to its investors.

With a diversified asset mix, improved balance sheet and a strong affordability position, FirstEnergy is well positioned to significantly enhance the customer experience and provide value to its investors.

Invest

FirstEnergy invests in its regulated operations to improve reliability and the customer experience, and in its people to attract, retain and develop talented, diverse and engaged employees to carry out its mission. It aims to do so through Energize365.

A robust plan for customer-focused growth, Energize365 is the centerpiece of FirstEnergy’s regulated distribution and transmission capital investment strategy that aims to utilize all investments to support our EESG and strategic priorities including clean energy, improving grid reliability and resiliency, and supports the clean energy transition. Through the Energize365 program, FirstEnergy expects to spend approximately $26 billion in system-wide capital investments from 2024 through 2028. FirstEnergy expects that these investments will comprise the Distribution segment (29%), the Integrated segment (39%), and the Stand-Alone Transmission segment (32%), focusing on the following:

•Energy Transition: FirstEnergy expects to make Distribution and Transmission investments in order to support improvements in grid reliability and resiliency and support interconnection of renewable sources, including:
▪Clean Energy: West Virginia solar generation, energy efficiency, electric vehicle infrastructure and energy storage; and
▪Grid Modernization: Programs to drive system resiliency through automation technology and communication, including Ohio's phases one and two of the Ohio Companies’ distribution grid modernization plans, Pennsylvania's LTIIP, New Jersey's EnergizeNJ, and implementing advanced metering infrastructure.
▪Transmission:
•Operational Flexibility Projects that build capacity and support the evolving grid such as interconnection of New Jersey offshore wind and data center load;
•Enhance system performance by implementing new designs and technologies to reduce load at risk; and
•Upgrade system conditions that enhance reliability.

•Infrastructure Renewal: Base distribution projects to address aging infrastructure

•Generation Maintenance: Projects to maintain operations of fossil fuel plants and remain compliant with environmental regulations through the end of their useful life

•FirstEnergy believes there is a continued long-term pipeline of investment opportunities for its existing distribution and transmission infrastructure beyond those identified through 2028, which are expected to strengthen grid and cyber security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

•Revitalizing its leadership team. FirstEnergy recently announced the hiring of John Combs as its Senior Vice President of Shared Services and FirstEnergy continues to make progress in filling several key executive positions in an organization that will be structured to allow greater execution at the business unit level.

Operate

FirstEnergy will continue to engage its skilled, trained, talented and diverse team of employees to effectively implement its investment plans, seek opportunities for continuous improvement as it delivers safe, reliable and affordable electricity to our customers, and deliver value to its investors. It aims to do so through the following:

•Enhancing the focus on the customer. FirstEnergy is shifting more decision-making and accountability for our operations closer to our customers, regulators and employees doing the work. FirstEnergy’s new operating structure is organized by: Ohio, Pennsylvania, New Jersey, West Virginia/Maryland and FirstEnergy’s standalone Transmission properties. This structure will foster better execution at the business unit level.

•Embracing a continuous improvement mindset. FirstEnergy faced numerous financial headwinds in 2023, including weather and the impact of market conditions on its pension plan. Through a determined effort by its employees, FirstEnergy focused on the things within its control: managing costs, enhancing the customer experience and seeking opportunities for continuous improvement.

Recover

FirstEnergy is working to establish a track record of strong execution. Operating effectively leads to strong, predictable results and enhances credibility with our stakeholders. In turn, FirstEnergy builds supportive relationships with regulators, customers and intervenors in an effort to drive positive rate outcomes that support recovery of its investments.

In order to achieve important regulatory milestones, FirstEnergy has an active regulatory calendar to support its regulated growth strategy and address the critical investments that support reliability and a smarter and cleaner electric grid. This includes the following:

•On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. On August 22, 2023, the parties filed a unanimous settlement of the case recommending a $33 million annual increase in depreciation expense, effective April 1, 2024. An order was issued on March 26, 2024 approving the settlement without modification.

•On March 16, 2023, JCP&L filed a base rate case in New Jersey, requesting a $185 million increase in base distribution revenues to support investments to strengthen the energy grid, enhance the customer experience and provide assistance to low-income and senior citizen customers. February 1, 2024, JCP&L, joined by various parties, filed a stipulated settlement with the NJBPU resolving JCP&L’s request for a distribution base rate increase. The settlement, which was approved by the NJBPU on February 14, 2024, provides for an $85 million annual base distribution revenue increase for JCP&L, which will become effective for customers on June 1, 2024.

•On April 5, 2023, the Ohio Companies sought approval from the PUCO for its ESP V. The proposed plan would maintain an eight-year term beginning June 1, 2024, and seeks to continue riders recovering costs associated with distribution infrastructure investments and approved grid modernization investments. ESP V additionally proposes new riders that would support reliability, and includes provisions supporting affordability and enhancing the customer experience.

•On April 2, 2024, FE PA filed a base rate case with the PPUC seeking a net increase in base distribution revenues of approximately $502 million with a return on equity of 11.3% and capital structure of 46.2% debt and 53.8% equity, and reflects a roll-in of several current riders such as DSIC, Tax Act, and smart meter. Additionally, FE PA requests recovery of certain incurred costs, including the impact of major storms, COVID-19, a program to convert streetlights to LEDs, and others. A PPUC decision is expected in December 2024, with new rates becoming effective in January 2025. FE PA also plans to request approval for the continuation of its LTIIP program by the end of the third quarter of 2024.

•On April 12, 2024, the Ohio Companies and certain of the parties filed a stipulation that modified the Ohio Companies’ application for phase two of its grid modernization plan. The stipulation, which is subject to PUCO approval, provides for the deployment of smart meters to the balance of the Ohio Companies’ customers or approximately 1.4 million meters. Phase two of the distribution grid modernization plan, as modified by the stipulation would be completed over a four-year budget period with estimated capital investments of approximately $421 million. On April 16, 2024, the PUCO scheduled the stipulation hearing for June 5, 2024.

•The Ohio Companies plan to file a base rate case in the second quarter of 2024.

Finance

With sound capital allocation, enhanced reliability and better regulatory outcomes, FirstEnergy represents a compelling investment and expects to finance the business at a lower cost of capital, allowing it to begin the virtuous cycle all over again at “Invest.”

FirstEnergy aims to do this through a strengthened financial position. Since 2021, FirstEnergy has raised $7 billion in equity capital and issued $1.5 billion in convertible notes in May 2023 to significantly improve its balance sheet. The strength of FirstEnergy’s balance sheet supports its plan to fund Energize365 investments through organic internal cash flows and utility debt rather than incremental equity. FirstEnergy has also de-levered risk associated with its pension plan and optimized its financing plan to retain flexibility in an uncertain interest rate environment.

FirstEnergy also expects to continue returning value to shareholders. In March 2024, the FE Board declared a $0.015 per share increase to the quarterly common stock dividend payable June 1, 2024, to $0.425 per share, which represents an approximate 6% increase compared to dividends declared in 2023. Modest dividend growth is expected to enable enhanced shareholder returns, while still allowing for continued substantial regulated investments. Dividend payments are subject to declaration by the FE Board, and future dividend decisions determined by the FE Board may be impacted by earnings growth, credit metrics and other business conditions.

Climate Strategy

Our commitment to climate is a significant component of our company’s overarching strategy, especially our desire to help enable the transition to a clean energy future. Executing our Climate Strategy requires addressing, among other things: emerging federal and state decarbonization goals; physical risks of climate change; industry trends and technology advancements; and customer expectations for cleaner energy, increased usage control, and more sustainable alternatives in transportation, manufacturing and industrial processes. Through our investment plan, we aim to enhance the resiliency, reliability and security of the electric system and support the integration of renewables, electric vehicles, grid modernization improvements and other emerging technologies.

As part of our Climate Strategy, we are committed to addressing company-wide emissions within our direct operational control, also known as Scope 1 emissions, across our transmission, distribution and regulated generation operations. Today, with the climate, our business, and our stakeholders in mind, our Climate Strategy is two-fold:

•Reduce our company’s Scope 1 GHG emissions and achieve carbon neutrality by 2050; and
•Support broader GHG reductions in our region by helping to enable the energy transition to a low-carbon future.

Currently, emissions from our West Virginia power stations – Fort Martin and Harrison – serve as the primary source of our Scope 1 emissions – representing approximately 99% of our overall GHG emissions as of December 31, 2023 – and greatly outnumber the emissions from our transmission and distribution operations. We have publicly stated through various filings with the WVPSC that the end of useful life date is 2035 for Fort Martin and 2040 for Harrison. These dates are based on our assessment of when it is projected to no longer be cost effective and beneficial to customers to make the capital investments needed to keep these facilities operating effectively and in compliance with evolving environmental regulations. FirstEnergy is currently assessing the impact of the final EPA rules issued on April 25, 2024, on these projected dates. In 2025, FirstEnergy will submit an Integrated Resource Plan to the WVPSC that will include our analysis of market conditions and identify how we believe we can best fulfill our obligation to supply our generation customers with reliable and cost-effective energy through 2040 (a requirement every five years in the state of West Virginia).

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

HB 6 and Related Investigations

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6 related to the federal criminal allegations made in July 2020, against former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Among other things under the DPA, FE paid a $230 million monetary penalty in 2021 and agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA, which is expected to be July 2024.

The OAG, certain FE shareholders and FE customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve multiple shareholder derivative lawsuits that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County. On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which was granted on May 9, 2022. On August 23, 2022, the S.D. Ohio granted final approval of the settlement. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022, and the S.D. Ohio denied that motion on May 22, 2023. On June 15, 2023, the purported FE stockholder filed an appeal in the U.S. Court of Appeals for the Sixth Circuit. The N.D. Ohio issued a stay of the case pending the appeal in the U.S. Court of Appeals for the Sixth Circuit. On February 16, 2024, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s final settlement approval. On April 12, 2024, the N.D. Ohio acknowledged the completion of the appeal and instructed the parties to file any further argument or information they wish to be considered by the N.D. Ohio no later than April 25, 2024. Once all appeal options are exhausted the judgment will become final. The settlement agreement is expected to fully resolve these shareholder derivative lawsuits.

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

On June 29, 2023, the OOCIC served FE a subpoena, seeking information relating to the conduct described in the DPA. FirstEnergy was not aware of the OOCIC’s investigation prior to receiving the subpoena and understands that the OOCIC’s investigation is also focused on the conduct described in the DPA, other than with respect to the March 25, 2024, felony indictment of Mr. Householder brought in Cuyahoga County, Ohio. FirstEnergy is cooperating with the OOCIC in its investigation. On February 12, 2024, and in connection with the OOCIC’s ongoing investigation, an indictment by a grand jury of Summit County, Ohio was unsealed against the former chairman of the PUCO, Samuel Randazzo, and two former FirstEnergy senior officers, Charles E. Jones, and Michael J. Dowling, charging each of them with several felony counts, including bribery, telecommunications fraud, money laundering and aggravated theft, related to payments described in the DPA. FirstEnergy continues to both cooperate with the OOCIC in its investigation and discuss an appropriate resolution of the investigation with respect to FE. While no contingency has been reflected in FirstEnergy’s consolidated financial statements, FE believes that it is reasonably possible that it will incur a loss in connection with the resolution of the OOCIC investigation. Given the ongoing nature of the discussions, while FE cannot yet reasonably estimate a loss or range of loss that may arise from any resolution of the OOCIC investigation with respect to FE, any such payment by FE associated with an OOCIC resolution is not expected to be material.

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

SEGMENT RESULTS OF OPERATIONS
Summary of Results of Operations — First Three Months of 2024 Compared with First Three Months of 2023

Financial results for FirstEnergy’s business segments in the first three months of 2024 and 2023 were as follows:

First Three Months 2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,725	$1,082	$434	$3	$3,244
Other	42	13	4	(16)	43
Total Revenues	1,767	1,095	438	(13)	3,287

Operating Expenses:
Fuel	—	105	—	—	105
Purchased power	642	389	—	5	1,036
Other operating expenses	587	354	76	(11)	1,006
Provision for depreciation	161	122	81	17	381
Amortization (deferral) of regulatory assets, net	(88)	(78)	2	—	(164)
General taxes	192	38	69	12	311
Total Operating Expenses	1,494	930	228	23	2,675

Other Income (Expense):
Equity method investment earnings	—	—	—	21	21
Miscellaneous income, net	44	12	—	(12)	44
Interest expense	(116)	(71)	(65)	(53)	(305)
Capitalized financing costs	5	11	13	1	30
Total Other Expense	(67)	(48)	(52)	(43)	(210)

Income taxes (benefits)	41	35	60	(1)	135

Income attributable to noncontrolling interest	—	—	14	—	14

Earnings (Loss) Attributable to FE	$165	$82	$84	$(78)	$253

First Three Months 2023 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,779	$1,012	$396	$2	$3,189
Other	38	16	4	(16)	42
Total Revenues	1,817	1,028	400	(14)	3,231

Operating Expenses:
Fuel	—	133	—	—	133
Purchased power	717	402	—	5	1,124
Other operating expenses	503	260	71	12	846
Provision for depreciation	153	113	75	20	361
Amortization (deferral) of regulatory assets, net	(41)	(40)	1	—	(80)
General taxes	188	34	63	11	296
Total Operating Expenses	1,520	902	210	48	2,680

Other Income (Expense):
Equity method investment earnings	—	—	—	56	56
Miscellaneous income, net	22	16	6	(9)	35
Interest expense	(94)	(59)	(58)	(52)	(263)
Capitalized financing costs	5	7	9	—	21
Total Other Expense	(67)	(36)	(43)	(5)	(151)

Income taxes (benefits)	44	20	33	(7)	90

Income attributable to noncontrolling interest	—	—	18	—	18

Earnings (Loss) Attributable to FE	$186	$70	$96	$(60)	$292

Changes Between First Three Months 2024 and First Three Months 2023 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$(54)	$70	$38	$1	$55
Other	4	(3)	—	—	1
Total Revenues	(50)	67	38	1	56

Operating Expenses:
Fuel	—	(28)	—	—	(28)
Purchased power	(75)	(13)	—	—	(88)
Other operating expenses	84	94	5	(23)	160
Provision for depreciation	8	9	6	(3)	20
Amortization (deferral) of regulatory assets, net	(47)	(38)	1	—	(84)
General taxes	4	4	6	1	15
Total Operating Expenses	(26)	28	18	(25)	(5)

Other Income (Expense):
Equity method investment earnings	—	—	—	(35)	(35)
Miscellaneous income, net	22	(4)	(6)	(3)	9
Interest expense	(22)	(12)	(7)	(1)	(42)
Capitalized financing costs	—	4	4	1	9
Total Other Expense	—	(12)	(9)	(38)	(59)

Income taxes (benefits)	(3)	15	27	6	45

Income attributable to noncontrolling interest	—	—	(4)	—	(4)

Earnings (Loss) Attributable to FE	$(21)	$12	$(12)	$(18)	$(39)

Distribution Segment — First Three Months of 2024 Compared with First Three Months of 2023

Distribution’s earnings attributable to FE decreased $21 million in the first three months of 2024, as compared to the same period of 2023, primarily resulting from lower weather-adjusted customer usage and demand, and higher other operating expenses, partially offset by higher customer usage as a result of the weather and higher revenues from regulated investment programs.

Revenues —

Distribution’s total revenues decreased by $50 million as a result of the following sources:

	For the Three Months Ended March 31,
Revenues by Type of Service	2024	2023	Increase (Decrease)
	(In millions)
Distribution services	$1,020	$968	$52
Generation sales:
Retail	704	809	(105)
Wholesale	1	2	(1)
Total generation sales	705	811	(106)
Other	42	38	4
Total Revenues	$1,767	$1,817	$(50)
Distribution services revenues increased $52 million in the first three months of 2024, as compared to the same period of 2023, primarily resulting from higher rider revenues associated with investment programs, higher customer usage as a result of the weather, lower customer refunds and credits associated with the PUCO-approved Ohio Stipulation and other rider rate adjustments at FE PA, which have no material impact to current period earnings, partially offset by lower weather-adjusted customer usage and demand.

Generation sales revenues decreased $106 million in the first three months of 2024, as compared to the same period in 2023, primarily due to lower retail generation sales as a result of increased customer shopping in Ohio, partially offset by higher non-shopping generation auction rates. Total generation provided by alternative suppliers as a percentage of total MWh deliveries in the first three months of 2024, as compared to the same period of 2023, increased to 89% from 58% in Ohio. Retail generation sales have no material impact to earnings.

Operating Expenses —

Total operating expenses decreased $26 million, primarily due to the following:

•Purchased power costs, which have no material impact on current period earnings, decreased $75 million during the first three months of 2024, as compared to the same period of 2023, primarily due to decreased generation sales volumes of $221 million as described above and decreased capacity expenses of $4 million, partially offset by higher unit costs of $150 million.

•Other operating expenses increased $84 million in the first three months of 2024, as compared to the same period of 2023, primarily due to:

◦Higher network transmission expenses of $35 million, which are deferred for future recovery, resulting in no material impact on current period earnings;
◦Higher storm expenses of $23 million, which were deferred for future recovery, resulting in no material impact on current period earnings;
◦Higher planned vegetation management expenses of $13 million;
◦Higher energy efficiency and other state mandated program costs of $5 million, which were deferred for future recovery, resulting in no material impact on current period earnings; and
◦Higher uncollectible expenses of $8 million, of which $3 million was deferred for future recovery.

•Depreciation expense increased $8 million in the first three months of 2024, as compared to the same period of 2023, primarily due to a higher asset base.

•Deferral of regulatory assets increased $47 million in the first three months of 2024, as compared to the same period of 2023, primarily due to:

◦$57 million net increase due to higher generation and transmission related deferrals; and
◦$26 million increase due to higher deferral of storm related expenses;
partially offset by:
◦$19 million related to net decreases in other deferrals; and
◦$17 million decrease due to lower deferral of certain Tax Act savings to Pennsylvania customers.

•General taxes increased $4 million in the first three months of 2024, as compared to the same period of 2023, primarily due to higher gross receipts taxes.

Other Expense —

Other expense was flat in the first three months of 2024, as compared to the same period of 2023, primarily due to higher net interest expense associated with new long-term issuances and higher short-term borrowings being offset by higher interest income on investments in the regulated money pool.

Income Taxes —

Distribution’s effective tax rate was 19.9% and 19.1% for the three months ended March 31, 2024 and 2023, respectively.

Integrated Segment — First Three Months of 2024 Compared with First Three Months of 2023

Integrated’s earnings attributable to FE increased $12 million in the first three months of 2024, as compared to the same period of 2023, primarily from the implementation of base rate case settlements, higher customer usage as a result of weather, higher revenues from regulated investment programs, partially offset by lower weather-adjusted customer usage and demand, higher other operating expenses and a higher effective tax rate due to discrete tax charges discussed below.

Revenues —

Integrated’s total revenues increased $67 million as a result of the following sources:

	For the Three Months Ended March 31,
Revenues by Type of Service	2024	2023	Increase (Decrease)
	(In millions)
Distribution services	339	334	$5
Generation sales:
Retail	632	569	63
Wholesale	30	45	(15)
Total generation sales	662	614	48
Transmission revenues:
JCP&L	52	43	9
MP & PE	29	21	8
Total Transmission Asset Owner Revenues	81	64	17
Other	13	16	(3)
Total Revenues	$1,095	$1,028	$67

Distribution services revenues increased $5 million in the first three months of 2024, as compared to the same period of 2023, primarily resulting from higher customer usage as a result of the weather, higher revenues from the rate case settlement in Maryland, and higher rider revenues associated with certain investment programs, partially offset by lower weather-adjusted customer usage and demand.

Generation sales revenues increased $48 million in the first three months of 2024, as compared to the same period of 2023. primarily due to higher retail revenues, partially offset by lower wholesale revenues.

•Retail generation sales increased $63 million in the first three months of 2024, as compared to the same period in 2023 primarily due to higher customer usage as a result of the weather and higher non-shopping generation auction rates. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues decreased $15 million in the first three months of 2024, as compared to the same period in 2023, primarily due to lower capacity revenues and sales volumes, partially offset by higher market prices. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to current period earnings.

Transmission revenues increased $17 million in the first three months of 2024, as compared to the same period of 2023, primarily due to higher rate base from regulated investment programs and higher transmission operating expenses.

Operating Expenses —

Total operating expenses increased $28 million, primarily due to the following:

•Fuel costs decreased $28 million during the first three months of 2024, as compared to the same period of 2023, primarily due to lower unit costs and generation output. Due to the ENEC, fuel expense has no material impact on current period earnings.

•Purchased power costs, which have no material impact on current period earnings, decreased $13 million during the first three months of 2024, as compared to the same period of 2023, primarily due to lower capacity expenses.

•Other operating expenses increased $94 million in the first three months of 2024, as compared to the same period of 2023.

•Distribution related other operating expenses increased $91 million primarily due to:

◦A $53 million pre-tax charge at JCP&L in the first quarter 2024 associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the settlement agreement, to be disallowed from future recovery;
◦Higher storm expenses of $25 million, of which $18 million was deferred for future recovery;
◦Higher network transmission expenses of $10 million, which were deferred for future recovery, resulting in no material impact on current period earnings;
◦Higher planned vegetation management costs of $4 million, which were deferred for future recovery resulting in no material impact on current period earnings;
◦Higher other operating and maintenance expenses of $4 million, primarily due to regulated generation outage spend; and
◦Lower uncollectible expenses of $5 million, which were deferred for future recovery, resulting in no material impact on current period earnings.

•Transmission related other operating expenses increased $3 million primarily due to:

◦Higher operating and maintenance expenses. Nearly all transmission related operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

•Depreciation expense increased $9 million in the first three months of 2024, as compared to the same period of 2023, primarily due to a higher asset base.

•Deferral of regulatory assets increased $38 million in the first three months of 2024, as compared to the same period of 2023, primarily due to:

•$60 million increase due to the approval in the first quarter of 2024 to recover costs of certain retired generation stations by the WVPSC;
•$23 million increase due to higher deferral of storm related expenses;
•$19 million related to net increases in other deferrals; and
•$4 million increase due to higher energy efficiency related deferrals;
partially offset by:
•$63 million net decrease due to lower generation and transmission related deferrals; and
•$5 million decrease due to higher vegetation related amortizations.

•General taxes increased $4 million in the first three months of 2024, as compared to the same period of 2023, primarily due to higher gross receipts taxes.

Other Expense —

Other expense increased $12 million in the first three months of 2024, as compared to the same period of 2023, primarily due to higher net interest expense associated with new long-term issuances, higher short-term borrowings, and higher nonrecoverable charges.

Income Taxes —

Integrated’s effective tax rate was 29.9% and 22.2% for the three months ended March 31, 2024 and 2023, respectively, the increase was primarily due to an update to a valuation allowance associated with the expected utilization of certain state NOL carryforwards related to the sale of equity interest in FET.

Stand-Alone Transmission Segment — First Three Months of 2024 Compared with First Three Months of 2023

Stand-Alone Transmission’s earnings attributable to FE decreased $12 million in the first three months of 2024, as compared to the same period of 2023, primarily due to a discrete tax charge associated with the FET Equity Interest Sale and higher short-term borrowings and interest rates, partially offset by increased earnings as a result of regulated capital investments that increased rate base.

Revenues —

Stand-Alone Transmission’s total revenues increased $38 million, primarily due to a higher rate base and recovery of higher transmission operating expenses.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended March 31,
Revenues by Transmission Asset Owner	2024	2023	Increase
	(In millions)
ATSI	245	228	$17
TrAIL	68	67	1
MAIT	105	90	15
KATCo	20	15	5
Total Revenues	$438	$400	$38

Operating Expenses —

Total operating expenses increased $18 million in the first three months of 2024, as compared to the same period of 2023, primarily due to higher depreciation and property tax expenses from a higher asset base, as well as higher operating and maintenance expenses. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $9 million in the first three months of 2024, as compared to the same period of 2023, primarily due to higher short-term borrowings and net interest expense due to the new debt issuances.

Income Taxes —

Stand-Alone Transmission’s effective tax rate was 38.0% and 22.4% for the three months ended March 31, 2024 and 2023, respectively. The increase in the effective tax rate is primarily due to a discrete tax charge related to updates to deferred taxes on the sale of equity interest in FET in the first quarter of 2024.

Corporate / Other — First Three Months of 2024 Compared with First Three Months of 2023

Financial results at Corporate/Other resulted in an $18 million increase in losses attributable to FE in the first three months of 2024, as compared to the same period of 2023, primarily due to:

•$21 million (after-tax) of lower other operating expenses related to the absence of expenses associated with the cancellation of a sponsorship agreement during the first quarter of 2023; and
•$8 million (after-tax) related to lower pension and OPEB service and non-service costs;

partially offset by:
•$26 million (after-tax) of lower investment earnings related to FEV’s equity method investment in Global Holding;
•$13 million (after-tax) of higher net interest expense associated with the 2026 Convertible Notes issuance in May 2023, and higher revolver borrowings and interest rate, partially offset by favorable money pool investments; and
•Higher net discrete income tax charges related to the PA Consolidation, partially offset by income tax benefits related to updates to deferred taxes on the sale of equity interest in FET in the first quarter of 2024 and other discrete benefits primarily associated with state NOL utilization.

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

The following table provides information about the composition of net regulatory assets and liabilities as of March 31, 2024, and December 31, 2023, and the changes during the three months ended March 31, 2024:

Net Regulatory Assets (Liabilities) by Source	March 31, 2024	December 31, 2023	Change
	(In millions)
Customer payables for future income taxes	$(2,358)	$(2,382)	$24
Spent nuclear fuel disposal costs	(78)	(83)	5
Asset removal costs	(661)	(652)	(9)
Deferred transmission costs	282	286	(4)
Deferred generation costs	631	572	59
Deferred distribution costs	291	247	44
Storm-related costs	867	799	68
Energy efficiency program costs	221	198	23
New Jersey societal benefit costs	76	79	(3)
Vegetation management costs	101	102	(1)
Other	(3)	(11)	8
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(631)	$(845)	$214

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

Deferred generation costs - Primarily relates to regulatory assets associated with the securitized recovery of certain fuel and purchased power regulatory assets at the Ohio Companies (amortized through 2034) as well as the ENEC at MP and PE. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. Generally, the ENEC rate is updated annually. Also included is a regulatory asset related to approval by the WVPSC in March 2024 to recover costs associated with certain retired generation plants in West Virginia (amortized through 2029).

Deferred distribution costs - Relates to the Ohio Companies' deferral of certain distribution-related expenses, including interest (amortized through 2034), AMI costs in New Jersey, and other distribution-related costs being recovered in West Virginia.

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $329 million and $254 million are currently being recovered through rates as of March 31, 2024 and December 31, 2023, respectively.

Energy efficiency program costs - Relates to the recovery of costs in excess of revenues associated with energy efficiency programs including, New Jersey energy efficiency and renewable energy programs, FE PA’s Energy Efficiency and Conservation programs, the Ohio Companies' Demand Side Management and Energy Efficiency Rider, and PE's EmPOWER Maryland Surcharge. Investments in certain of these energy efficiency programs earn a long-term return.

New Jersey societal benefit costs - Primarily relates to regulatory assets associated with MGP remediation, universal service and lifeline funds, and the New Jersey Clean Energy Program.

Vegetation management costs - Relates to regulatory assets associated with the recovery of certain distribution vegetation management costs in New Jersey and West Virginia as well as certain transmission vegetation management costs at MAIT, ATSI, KATCo and PE (amortized through 2024, 2030 and 2036, respectively).

The following table provides information about the composition of net regulatory assets that do not earn a current return as of March 31, 2024 and December 31, 2023, of which approximately $692 million and $371 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return	March 31, 2024	December 31, 2023	Change
	(In millions)
Deferred transmission costs	$5	$6	$(1)
Deferred generation costs	334	432	(98)
Deferred distribution costs	128	68	60
Storm-related costs	638	602	36
Vegetation management costs	14	21	(7)
Other	71	68	3
Regulatory Assets Not Earning a Current Return	$1,190	$1,197	$(7)

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
On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The FET Equity Interest Sale closed on March 25, 2024 and FET continues to be consolidated in FirstEnergy’s financial statements. The purchase price was paid in part by the issuance of two promissory notes at closing having an aggregate principal amount of $1.2 billion with: (i) one promissory note having an aggregate principal amount of $750 million, at an interest rate of 5.75% per annum, with a maturity date of September 25, 2025 and (ii) one promissory note having an aggregate principal amount of $450 million, at an interest rate of 7.75% per annum, with a maturity date of December 31, 2024. Both notes are expected to be repaid in 2024. The remaining $2.3 billion of the purchase price was paid in cash at closing. Brookfield Corporation has guaranteed the full amount of the promissory notes. As a result of the consummation of the transaction, Brookfield’s interest in FET increased from 19.9% to 49.9%, while FE retained the remaining 50.1% ownership interests of FET.

On January 1, 2024, FirstEnergy consolidated the Pennsylvania Companies into FE PA, including OE subsidiary, Penn, making FE PA a new, single operating entity and the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. FE PA, as of January 1, 2024, is FE’s only regulated distribution utility in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies and FE PA serves an area with a population of approximately 4.5 million and operates under the rate districts of the former Pennsylvania Companies. FirstEnergy is also evaluating the legal, financial, operational and branding benefits of consolidating the Ohio Companies into a single Ohio utility company.

Also on January 1, 2024, WP transferred certain of its Pennsylvania-based transmission assets to KATCo, and PN and ME contributed their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.

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

As of March 31, 2024, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, accounts payable, short-term borrowings and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

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

FirstEnergy had $250 million and $775 million of outstanding short-term borrowings as of March 31, 2024 and December 31, 2023, respectively. FirstEnergy’s available liquidity from external sources as of April 22, 2024, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FE	October 2027	$1,000	$717
FET	October 2028	1,000	750
Ohio Companies	October 2027	800	300
FE PA	October 2027	950	950
JCP&L	October 2027	500	499
MP and PE	October 2027	400	400
Transmission Companies	October 2027	850	850
KATCo(1)	October 2027	150	150
	Subtotal	$5,650	$4,616
Cash and cash equivalents		—	110
	Total	$5,650	$4,726

(1) KATCo may not draw on the KATCo Credit Facility until the satisfaction of certain conditions, including the availability of first quarter financial statements, which are expected to be completed during the second quarter of 2024.

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2024:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Limitations	Debt-to-Total-Capitalization Ratio
	(In millions)
FE	N/A	$1,000	N/A(2)
ATSI(1)	$500	350	41.1%
CEI(1)	500	300	48.3%
FET	N/A	1,000	64.5%
FE PA	1,250	950	51.2%
JCP&L(1)	1,000	500	37.9%
KATCo(1)	200	150	N/A(3)
MAIT(1)	400	350	39.8%
MP(1)	500	250	54.4%
OE(1)	500	300	55.9%
PE(1)	150	150	50.8%
TE(1)	300	200	48.1%
TrAIL(1)	400	150	39.2%
(1) Includes amounts which may be borrowed under the regulated companies’ money pool.
(2) FE is not required to maintain a debt-to-total-capitalization ratio under the 2021 Credit Facilities and 2023 Credit Facilities. However, FE is required to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters beginning with the quarter ending December 31, 2021. FE's interest coverage ratio as of March 31, 2024 was 4.21.
(3) KATCo may not draw on the KATCo Credit Facility until the satisfaction of certain conditions, including the availability of first quarter financial statements, which are expected to be completed during the second quarter of 2024.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities and 2023 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and 2023 Credit Facilities and against the applicable borrower’s borrowing sublimit. As of March 31, 2024, FirstEnergy had $4 million in outstanding LOCs.

Revolving Credit Facility	LOC Availability as of March 31, 2024
(In millions)
FE	$100
FET	100
Ohio Companies	150
FE PA	200
JCP&L	100
MP and PE	100
Transmission Companies	200
KATCo(1)	35
(1) KATCo may not draw on the KATCo Credit Facility until the satisfaction of certain conditions, including the availability of first quarter financial statements, which are expected to be completed during the second quarter of 2024.

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

As of March 31, 2024, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the 2021 Credit Facilities and 2023 Credit Facilities.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2024	2023	2024	2023
For the Three Months Ended March 31,	6.32%	5.84%	7.08%	5.19%

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of April 23, 2024:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit/Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB	Baa3	BBB-	—	—	—	BBB-	Baa3	BBB-	P	S	S

Distribution:
CEI	BBB	Baa3	BBB	A-	Baa1	A-	BBB	Baa3	BBB+	P	S	S
OE	BBB+	A3	BBB	A	A1	A-	BBB+	A3	BBB+	P	S	S
TE	BBB+	Baa2	BBB	A	A3	A-	—	—	—	P	S	S
FE PA	BBB+	A3	BBB	A	A1	A-	BBB+	A3	BBB+	P	S	S

Integrated:
JCP&L	BBB	A3	BBB	—	—	—	BBB	A3	BBB+	P	S	S
MP	BBB	Baa2	BBB	A-	A3	A-	BBB	Baa2	—	S	S	S
AGC	BBB-	Baa2	BBB	—	—	—	—	—	—	S	S	S
PE	BBB	Baa2	BBB	A-	A3	A-	—	—	—	S	S	S

Transmission:
FET	BBB	Baa2	BBB-	—	—	—	BBB-	Baa2	BBB-	P	S	S
ATSI	BBB+	A3	BBB	—	—	—	BBB+	A3	BBB+	P	S	S
MAIT	BBB+	A3	BBB	—	—	—	BBB+	A3	BBB+	P	S	S
TrAIL	BBB+	A3	BBB	—	—	—	BBB+	A3	BBB+	P	S	S
KATCo	—	A3	BBB	—	—	—	—	—	—	—	S	S
(1) S = Stable, P = Positive

On March 28, 2024, Moody’s upgraded FE’s corporate credit ratings from Ba1 to Baa3.

On April 23, 2024, S&P issued one-notch upgrades of FE and several subsidiaries.

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

Debt capacity is subject to the consolidated interest coverage ratio in the 2021 Credit Facilities. As of March 31, 2024, FirstEnergy could incur approximately $800 million of incremental interest expense or incur a $2.0 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements of the 2021 Credit Facilities.

Cash Requirements and Commitments

FirstEnergy has certain obligations and commitments to make future payments under contracts. For an in-depth discussion of FirstEnergy’s cash requirements and commitments, see “Capital Resources and Liquidity - Cash Requirements and Commitments" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within FirstEnergy’s Form 10-K for the year ended December 31, 2023 (filed on February 13, 2024).

Changes in Cash Position

As of March 31, 2024, FirstEnergy had $888 million of cash and cash equivalents and $27 million of restricted cash as compared to $137 million of cash and cash equivalents and $42 million of restricted cash as of December 31, 2023, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Three Months Ended March 31,
(In millions)	2024	2023

Net cash used for operating activities	$(40)	$(112)
Net cash used for investing activities	(870)	(716)
Net cash provided from financing activities	1,646	828
Net change in cash, cash equivalents, and restricted cash	736	—

Cash, cash equivalents, and restricted cash at beginning of period	179	206
Cash, cash equivalents, and restricted cash at end of period	$915	$206

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

Cash used for operating activities was $40 million and $112 million in the first three months of 2024 and 2023, respectively. Cash flows from operating activities were a net outflow in the first quarter of 2024, primarily due to working capital, including prepaid and accrued tax payments associated with Pennsylvania gross receipts tax payments and timing of property tax payments. Compared to the same period of 2023, the decrease in cash used for operating activities is primarily due to:

•Lower payments, primarily on generation energy purchases for certain customers, net of related customer receivable receipts;
•The decrease in return of cash collateral to certain generation suppliers that serve shopping customers that was previously received as a result of changes in power prices;
•Higher net transmission revenue collection based on the timing of formula rate collections; and
•Higher returns from distribution, integrated, and transmission capital investments;

The decrease in cash used for operating activities was partially offset by:
•Lower dividend distribution received by FEV from its equity investments in Global Holding; and
•Higher payments associated with Pennsylvania gross receipts taxes.

Cash Flows From Investing Activities

Cash used for investing activities in the first three months of 2024 principally represented cash used for capital investments. The following table summarizes investing activities for the first three months of 2024 and 2023:

	For the Three Months Ended March 31,
Cash Used for Investing Activities	2024	2023	Increase (Decrease)
	(In millions)
Capital investments:
Distribution Segment	$215	$193	$22
Integrated Segment	313	237	76
Stand-Alone Transmission Segment	258	212	46
Corporate / Other Segment	4	7	(3)
Asset removal costs	78	60	18
Other	2	7	(5)
	$870	$716	$154

Cash used for investing activities for the first three months of 2024 increased $154 million, compared to the same period of 2023, primarily due to capital investments.

Cash Flows From Financing Activities

In the first three months of 2024 and 2023, cash provided from financing activities was $1,646 million and $828 million, respectively. The following table summarizes financing activities for the first three months of 2024 and 2023:

	For the Three Months Ended March 31,
Financing Activities	2024	2023
	(In millions)

New Issues:
Unsecured notes	$150	$900
FMBs	—	50
	$150	$950

Redemptions / Repayments:
Unsecured notes	$—	$(300)
Senior secured notes	(23)	(21)
	$(23)	$(321)

Proceeds from FET Equity Interest Sale	$2,300	$—
Noncontrolling interest cash distributions	(8)	(17)
Short-term borrowings, net	(525)	450
Common stock dividend payments	(235)	(223)
Other	(13)	(11)
	$1,646	$828

FirstEnergy had the following issuances and redemptions during the three months ended March 31, 2024:

Company	Type	Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Issuance
ATSI	Senior Unsecured Note	March, 2024	5.63%	2034	$150	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.

In March 2024, notice of redemption was provided for all remaining $463 million of FE’s 7.375% Notes, due 2031, which was completed on April 15, 2024, with a make-whole premium of approximately $80 million. Due to the redemption, the $463 million remaining notes are included within currently payable long-term debt on the Consolidated Balance Sheets as of March 31, 2024.

On April 1, 2024, JCP&L redeemed its $500 million 4.70% unsecured notes that became due.

On April 15, 2024, MP redeemed its $400 million 4.10% FMBs that became due.

On April 18, 2024, MAIT agreed to sell $250 million of new 5.94% Unsecured Notes due May 1, 2034. The sale is expected to settle on May 2, 2024. Proceeds are expected to be used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.

FE or its affiliates may, from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FE or its affiliates may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FE and its subsidiaries could be required to make under these guarantees as of March 31, 2024, was $820 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries(1)
Deferred compensation arrangements	$430
Vehicle leases	75
Other	15
520
FE’s Guarantees on Other Assurances
Surety Bonds(2)	182
Deferred compensation arrangements	114
LOCs	4
300
Total Guarantees and Other Assurances	$820
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

As of March 31, 2024, $119 million of net cash collateral has been posted by FE or its subsidiaries and is included in “Prepaid taxes and other current assets” on FirstEnergy’s Consolidated Balance Sheets. FE or its subsidiaries are holding $33 million of net cash collateral as of March 31, 2024, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2024:

Potential Collateral Obligations	Utilities and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon further downgrade	$63	$—	$63
Surety bonds (collateralized amount)(1)	87	79	166
Total Exposure from Contractual Obligations	$150	$79	$229
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

The valuation of derivative contracts is based on observable market information. As of March 31, 2024, FirstEnergy has a net liability of $1 million in non-hedge derivative contracts that are related to FTRs at certain of the Utilities. FTRs are subject to regulatory accounting and do not impact earnings. See Note 6, “Fair Value Measurements,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s FTRs.

Equity Price Risk

As of March 31, 2024, the FirstEnergy pension plan assets were allocated approximately as follows: 30% in equity securities, 22% in fixed income securities, 7% in alternatives, 11% in real estate, 19% in private debt/equity, 5% in derivatives and 6% in cash and short-term securities. As discussed above, FirstEnergy made a $750 million voluntary cash contribution to the qualified pension plan on May 12, 2023. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2028, which based on various assumptions, including an expected rate of return on assets of 8.0%, is expected to be approximately $260 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily.

As of March 31, 2024, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 51% in equity securities, 43% in fixed income securities and 6% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the three months ended March 31, 2024, FirstEnergy’s OPEB plan assets have gained approximately 4.9% as compared to an annualized expected return on plan assets of 7.0%. In the three months ended March 31, 2024, FirstEnergy’s pension plan assets have lost approximately 0.1% as compared to an annualized expected return on plan assets of 8.0%.

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

The remaining components of pension and OPEB expense, primarily service costs, interest cost on obligations, expected return on plan assets and amortization of prior service costs, are set at the beginning of the calendar year (unless a remeasurement is triggered) and are recorded on a monthly basis. Changes in asset performance and discount rates will not impact these pension costs for 2024, unless an additional remeasurement were to be triggered during the year, however, future years could be impacted by changes in the market.

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of March 31, 2024, the spot rate was 5.28% and 5.22% for pension and OPEB obligations, respectively, as compared to 5.05% and 4.97% as of December 31, 2023, respectively.

The final discount rate and return or loss on plan assets as of the year-end remeasurement date is difficult to predict based on the currently volatile equity markets and interest rate environment. As a result, FirstEnergy is unable to determine or meaningfully project the mark-to-market adjustment, or estimate a reasonable range of adjustment, that will be recorded as of December 31, 2024.

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
CREDIT RISK

Credit risk is the risk that FirstEnergy would incur a loss as a result of nonperformance by counterparties of their contractual obligations. FirstEnergy maintains credit policies and procedures with respect to counterparty credit (including a requirement that counterparties maintain specified credit ratings) and requires other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. FirstEnergy has concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact FirstEnergy’s overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, FE PA, JCP&L or PE defaults on its obligation, the affected company would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, it is expected that appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. FirstEnergy’s credit policies to manage credit risk include the use of an established credit approval process, daily credit mitigation provisions, such as margin, prepayment or collateral requirements. FirstEnergy and its subsidiaries may request additional credit assurance, in certain circumstances, in the event that the counterparties’ credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.

OUTLOOK

    INCOME TAXES

On August 16, 2022, President Biden signed into law the IRA of 2022, which, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. Although NOL carryforwards created through the regular corporate income tax system cannot be used to reduce the AMT, financial statement net operating losses can be used to reduce AFSI and the amount of AMT owed. The IRA of 2022 as enacted requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. Based on interim guidance issued by the U.S. Treasury during 2022 and 2023, FirstEnergy continues to believe that it is more likely than not it will be subject to the AMT beginning with 2023. Accordingly, FirstEnergy made a first quarter estimated payment of AMT of approximately $49 million in April 2023, however, made no additional payments in 2023 based on various factors, including additional guidance from the U.S. Treasury that eliminated the requirement of corporations to include AMT in quarterly estimated tax payments. Until final U.S. Treasury regulations are issued, the amount of AMT FirstEnergy pays could be significantly different than current estimates or it may not be a payer at all. The regulatory treatment of the impacts of this legislation may also be subject to regulation by FERC and/or applicable state regulatory authorities. Any adverse development in this legislation, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

As discussed above, on March 25, 2024, FirstEnergy closed on the sale of an additional 30% interest in FET, realizing an approximate $7.3 billion tax gain from the combined sale of 49.9% of the membership interests in FET for the consideration received and recapture of negative tax basis in FET. In the first quarter of 2024, FirstEnergy recognized a net tax charge of approximately $46 million, comprised of updates to estimated deferred tax liability for the deferred gain from the 19.9% sale of FET in May 2022, deferred tax liability related to its ongoing investment in FET, and valuation allowance associated with the expected utilization of certain state NOL carryforwards impacted by the sale and the PA Consolidation. During the first quarter of 2024, FirstEnergy also recognized a reduction to OPIC of approximately $797 million for federal and state income tax associated with the tax gain from closing on the 30% interest sale. As of December 31, 2023, FirstEnergy had approximately $8.1 billion of gross federal NOL carryforwards which will be used to offset a majority of the tax gain from the FET Equity Interest Sale and expected taxable income in 2024, however due to certain limitations on utilization enacted in the Tax Act, a portion of the NOL will carry into 2025 and possibly beyond. As a result of the additional 30% sale, FET and its subsidiaries deconsolidated from FirstEnergy’s consolidated federal income tax group and now constitute their own consolidated federal income tax group subject to their own income tax allocation agreement.

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

MARYLAND

PE operates under MDPSC approved base rates that were effective as of October 19, 2023, and that were subsequently modified by an MDPSC order dated January 3, 2024, which became effective as of March 1, 2024. PE also provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third-party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS.

The EmPOWER Maryland program requires each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings. PE recovers program investments with a return through an annually reconciled surcharge, with most costs subject to recovery over a five-year period with a return on the unamortized balance. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Consistent with a December 29, 2022, order by the MDPSC phasing out the ability of Maryland utilities to earn a return on EmPOWER investments, PE will be required to expense 33% of its EmPOWER program costs in 2024, 67% in 2025 and 100% in 2026. Notwithstanding the order to phase out PE’s ability to earn a return on its EmPOWER investments, all previously unamortized costs for prior cycles will continue to earn a return and be collected by the end of 2029, consistent with the plan PE submitted on January 11, 2023. In the 2024-2026 order issued on December 29, 2023, the period to pay down the amortized balances was extended through the end of 2031. Additionally at the direction of the MDPSC, PE together with other Maryland utilities are required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $310 million, $354 million, and $510 million, respectively. The MDPSC conducted hearings on the proposed plans for all Maryland utilities on November 6-8, 2023. On December 29, 2023, the MDPSC issued an order approving the $310 million scenario for most programs, with some modifications. On February 21, 2024, the MDPSC approved PE’s tariff to recover costs in 2024 but directed PE to analyze alternative amortization methods for possible use in later years.

NEW JERSEY

JCP&L operates under NJBPU approved rates that took effect as of February 15, 2024, and will become effective for customers as of June 1, 2024. JCP&L provides BGS for retail customers who do not choose a third-party EGS and for customers of third- party EGSs that fail to provide the contracted service. All New Jersey EDCs participate in this competitive BGS procurement process and recover BGS costs directly from customers as a charge separate from base rates.

The base rate increase, which was approved by the NJBPU on February 14, 2024, took effect on February 15, 2024, and is effective for customers on June 1, 2024. Until those new rates became effective for customers, JCP&L is amortizing an existing regulatory liability totaling approximately $18 million to offset the base rate increase that otherwise would have occurred in this period. Under the base rate case settlement agreement, JCP&L also agreed to a two-phase reliability improvement plan to enhance the reliability related to 18 high-priority circuits, the first phase of which began on February 14, 2024, and represents an approximate investment of $95 million. Additionally, JCP&L recognized a $53 million pre-tax charge in the first quarter 2024 at the Integrated segment within “Other operating expenses” on the FirstEnergy Consolidated Statements of Income, associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the settlement agreement, to be disallowed from future recovery.

JCP&L has implemented energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act as approved by the NJBPU in April 2021. The NJBPU approved plans include recovery of lost revenues resulting from the programs and a three-year plan (July 2021-June 2024) including total program costs of $203 million, of which $160 million of investment is recovered over a ten-year amortization period with a return as well as $43 million in operations and maintenance expenses and financing costs recovered on an annual basis. On December 5, 2023, JCP&L filed a petition with the NJBPU for a six-month extension of EE&C Plan I, which was originally scheduled to end on June 30, 2024, but would end on December 31, 2024, with the extension. The proposed budget for the extension period would add approximately $69 million to the original program cost. Under the proposal, JCP&L would recover the costs of the extension period and the revenue impact of sales losses resulting therefrom through two separate tariff riders. On December 1, 2023, JCP&L filed a related petition with the NJBPU requesting approval of its EE&C Plan II, which covers the January 1, 2025 through June 30, 2027 period and has a proposed budget of approximately $964 million. EE&C Plan II consists of a portfolio of ten energy efficiency programs, one peak demand reduction program and one building decarbonization program. Under the proposal, JCP&L would recover its EE&C Plan II revenue requirements and lost revenues from reduced electricity sales associated with EE&C Plan II. Evidentiary hearings are scheduled to begin August 19, 2024, with a final NJBPU decision and order required no later than October 15, 2024.

The settlement of the distribution rate case in 2020, provided among other things, that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023, which deadline was extended until July 31, 2023. JCP&L filed its comments on July 31, 2023. The parties have filed responses.

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. FERC staff subsequently requested additional information on JCP&L’s application, which JCP&L provided. On August 21, 2023, FERC approved JCP&L’s application, effective August 22, 2023. On October 31, 2023, offshore wind developer, Orsted, announced plans to cease development of two offshore wind projects in New Jersey—Ocean Wind 1 and 2—having a combined planned capacity of 2,248 MWs. At this time, Orsted’s announcement does not affect JCP&L’s awarded projects and JCP&L is moving forward with preconstruction activities for the planned transmission infrastructure. Construction is expected to begin in 2025.

Consistent with the commitments made in its proposal to the NJBPU, JCP&L formally submitted in November 2023 the first part of its application to the United States Department of Energy to finance a portion of the project using low-interest rate loans available under the United States Department of Energy’s Energy Infrastructure Reinvestment Program of the IRA of 2022. JCP&L submitted the second part of its two-part application on March 13, 2024.

On April 3, 2024, Mid-Atlantic Offshore Development, LLC submitted a bid application for the NJBPU Prebuild Infrastructure Solicitation to the NJBPU which outlines its proposal to construct infrastructure connecting the identified landing point for offshore wind generation off the coast of New Jersey with the high-voltage electric grid at Larrabee Collector Station. JCP&L is described in the application as a joint developer with Mid-Atlantic Offshore Development, LLC, subject to the execution of a joint development agreement by the parties. Mid-Atlantic Offshore Development, LLC will be the party responsible for the project.

On November 9, 2023, JCP&L filed a petition for approval of its second EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. JCP&L proposes EnergizeNJ will be implemented over a five-year budget period with estimated costs of approximately $935 million over the deployment period, of which, $906 million is capital investments and $29 million is operating and maintenance expenses. Under the proposal, the costs of EnergizeNJ would be recovered through JCP&L’s base rates via annual and semi-annual base rate adjustment filings. Public hearings have been requested but are not yet scheduled. JCP&L has requested that the NJBPU issue a final decision and order no later than May 22, 2024, based on a June 1, 2024, commencement date for EnergizeNJ. JCP&L anticipates filing amendments to the EnergizeNJ program after receipt of approval from the NJBPU of the base rate case stipulation that was filed on February 2, 2024. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to include the second phase of its reliability improvement plan that is expected to address any remaining high-priority circuits not addressed in the first phase. EnergizeNJ, as amended, if approved will result in the investment of approximately $930.5 million of total estimated costs over five years.

OHIO

The Ohio Companies operate under PUCO-approved base distribution rates that became effective in 2009. The Ohio Companies currently operate under ESP IV, which continues through May 31, 2024, that provides for the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continues the Rider DCR, which supports continued investment related to the distribution system for the benefit of customers, with revenue caps of $15 million per year through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio.

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. ESP V proposes to continue providing power to non-shopping customers at market-based prices set through an auction process, with process enhancements designed to reduce costs to customers. ESP V also proposes to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual revenue cap increases of $15 million to $21 million per year, based on reliability performance, and Rider AMI for recovery of approved grid modernization investments. ESP V proposes new riders to support continued maintenance of the distribution system, including vegetation management and storm restoration operating expense. In addition, ESP V proposes four-year energy efficiency and peak demand reduction programs for residential and commercial customers, with cost recovery spread over eight years. ESP V further includes a commitment to spend $52 million in total over the eight-year term, without recovery from customers, on initiatives to assist low-income customers, education and incentives to help ensure customers have good experiences with electric vehicles. Hearings commenced on November 7, 2023 and concluded on December 6, 2023. On December 6, 2023, certain intervenors filed a motion requesting a limited stay of the Ohio Companies’ proposal to continue Rider DCR. The Ohio Companies contested the motion, which is pending.

On May 16, 2022, the Ohio Companies filed their application for determination of the existence of SEET under ESP IV for calendar year 2021, which demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings. This matter remains pending before the PUCO.

On July 15, 2022, the Ohio Companies filed an application with the PUCO for approval of phase two of their distribution grid modernization plan that would, among other things, provide for the installation of an additional 700 thousand smart meters, distribution automation equipment on approximately 240 distribution circuits, voltage regulating equipment on approximately 220 distribution circuits, and other investments and pilot programs in related technologies designed to provide enhanced customer benefits. The Ohio Companies propose that phase two will be implemented over a four-year budget period with estimated capital investments of approximately $626 million and operations and maintenance expenses of approximately $144 million over the deployment period. Under the proposal, costs of phase two of the grid modernization plan would be recovered through the Ohio Companies’ AMI rider, pursuant to the terms and conditions approved in ESP IV. On April 12, 2024, the Ohio Companies and certain of the parties filed a stipulation that modified the Ohio Companies’ application for phase two of its grid modernization plan. The stipulation, which is subject to PUCO approval, provides for the deployment of smart meters to the balance of the Ohio Companies’ customers or approximately 1.4 million meters. Phase two of the distribution grid modernization plan, as modified by the stipulation would be completed over a four-year budget period with estimated capital investments of approximately $421 million. On April 16, 2024, the PUCO scheduled the stipulation hearing for June 5, 2024.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the expanded Rider DCR audit proceeding described below and set a procedural schedule, which was vacated on March 15, 2024. A new procedural schedule will be set at a May 21, 2024 prehearing conference.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directing the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the Rider DCR audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner directed the third-party auditor to file its report by August 28, 2024.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner set a procedural schedule, which was vacated on March 15, 2024. A new procedural schedule will be set at an April 25, 2024 prehearing conference.

In connection with an ongoing annual audit of the Ohio Companies’ Rider DCR for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through Rider DCR or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement, and set a procedural schedule, which was vacated on March 15, 2024. A new procedural schedule will be set at a May 21, 2024 prehearing conference.

On March 1, 2024, the Attorney Examiner issued an Entry in all four PUCO investigations that, among other things, precluded taking or offering the testimony of Charles E. Jones, Michael J. Dowling, or Samuel Randazzo through deposition or other means, or requiring these individuals to produce documents, in any PUCO proceeding, until otherwise ordered.

On September 22, 2023, OCC filed an application for rehearing challenging the PUCO’s August 23, 2023, order to stay the pending HB 6 related matters above, which the PUCO denied on October 18, 2023. On November 17, 2023, OCC filed an application for rehearing challenging the October 18, 2023 entry to the extent the PUCO decided not to stay pending proceedings regarding ESP V as well as phases one and two of the Ohio Companies’ distribution grid modernization plans. On November 27, 2023, the Ohio Companies filed a memorandum contra OCC’s application for rehearing.

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
PENNSYLVANIA

The Pennsylvania Companies operated under rates approved by the PPUC, effective as of January 27, 2017. On January 1, 2024, each of the Pennsylvania Companies merged with and into FE PA. As a result of the PA Consolidation, FE PA will have five rate districts in Pennsylvania – four that correspond to the territories previously serviced by ME, PN, Penn, and WP and one rate district that corresponds to WP’s service provided to The Pennsylvania State University. The rate districts created by the PA Consolidation will not reach full rate unity until the earlier of 2033 or the conclusion of three base rate cases filed after January 1, 2025.

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, the Pennsylvania Companies implemented energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWh for ME, 3.0% MWh for PN, 2.7% MWh for Penn, and 2.4% MWh for WP. The fourth phase of FE PA’s energy efficiency and peak demand reduction program, which runs for the five-year period beginning June 1, 2021 through May 31, 2026, was approved by the PPUC on June 18, 2020, providing through cost recovery of approximately $390 million to be recovered through Energy Efficiency and Conservation Phase IV Riders for each FE PA rate district.

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. FE PA expects to seek approval for the next phase of its LTIIP program by the end of the third quarter of 2024.

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

On May 5, 2023, FirstEnergy and Brookfield submitted applications to FERC and to the PPUC to facilitate the FET Equity Interest Sale. On May 12, 2023, the parties also filed an application with the VSCC, which was approved on June 20, 2023. On August 14, 2023, FERC issued an order approving the FET Equity Interest Sale. On November 24, 2023, CFIUS notified FET, Brookfield and the Abu Dhabi Investment Authority, as an indirect investor in FET through Brookfield, that it had determined that there were no unresolved national security issues and its review of the transaction was concluded. On November 29, 2023, the parties filed a settlement agreement recommending that the PPUC approve the transaction subject to the terms of the settlement, which includes among other things, a number of ring-fencing provisions and a commitment to improve transmission reliability over the next five years. The settlement was approved by the PPUC on March 14, 2024. The transaction closed on March 25, 2024.

On April 2, 2024, FE PA filed a base rate case with the PPUC, based on a projected 2025 annual test year. The rate case requests a net increase in base distribution revenues of approximately $502 million with a return on equity of 11.3% and capital structure of 46.2% debt and 53.8% equity, and reflects a roll-in of several current riders such as DSIC, Tax Act and smart meter. The increase represents an overall net average rate increase in FE PA rates by approximately 7.7%, and a 10.5% average residential rate increase. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual annual amount each year using this method. Additionally, FE PA requests recovery of certain incurred costs, including the impact of major storms, COVID-19, a program to convert streetlights to LEDs, and others. The PPUC issued an order on April 25, 2024, deferring, by operation of law, the June 1, 2024 statutory effective date to January 1, 2025. A pre-hearing conference is scheduled for May 2, 2024. A PPUC decision is expected in December 2024, with new rates becoming effective in January 2025.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is updated annually.

On August 31, 2023, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $167.5 million beginning January 1, 2024, which represents a 9.9% increase in overall rates. This increase, which was driven primarily by higher fuel expenses, includes the approximate $92 million carried over from the 2022 ENEC proceeding and a portion of the approximately $267 million under recovery balance at the end of the review period (July 1, 2022 to June 30, 2023). The remaining $75.6 million of the under recovery balance not recovered in 2024 will be deferred for collection during 2025, with an annual carrying charge of 4%. A hearing was held on November 30, 2023, at which time a joint stipulation for settlement that was agreed to by all but one party was presented to the WVPSC. The settlement provides for a net $55.4 million increase in ENEC rates beginning March 27, 2024 with the net deferred ENEC balance of approximately $255 million to be recovered through 2026. There will be no 2024 ENEC case unless MP and PE over or under recover more than $50 million than the 2024 ENEC balance and a party elects to invoke a case filing. An order was issued on March 26, 2024 approving the settlement without modification and rates became effective on March 27, 2024.

On April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, a tariff to offer solar power to West Virginia customers and requiring MP and PE to subscribe at least 85% of the planned 50 MWs of solar generation before seeking final tariff approval. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved tariff. On April 24, 2023, MP and PE sought final tariff approval from the WVPSC for three of the five solar sites, representing 30 MWs of generation, and requested approval of a surcharge to recover any costs above the final approved tariff. The first solar generation site went into service in January 2024 and construction of the remaining four sites are expected to be completed no later than the end of 2025 at a total investment cost of approximately $110 million. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites. The surcharge went into effect January 1, 2024.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE are seeking to increase depreciation expense by approximately $76 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established. On August 22, 2023, a unanimous settlement of the case was filed recommending a $33 million per year increase in depreciation expense, effective April 1, 2024. An order from the WVPSC was issued on March 26, 2024 approving the settlement without modification and became effective on March 27, 2024.

On May 31, 2023, MP and PE filed a base rate case with the WVPSC requesting a total revenue increase of approximately $207 million utilizing a test year of 2022 with adjustments plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. Among other things, the increase includes the approximate $76 million requested in a depreciation case filed on January 13, 2023 and described above, and amounts to support a new low-income customer advocacy program, storm restoration work and service reliability investments. On January 23, 2024, MP, PE and various parties filed a joint settlement agreement with the WVPSC, which recommended a base rate increase of $105 million, inclusive of the $33 million increase in depreciation expense. Additionally, the settlement includes a new low-income customer advocacy program, a pilot program for service reliability investments and recovery of costs related to storm restoration, retired generation assets and COVID-19. The settlement did not include the request to establish a regulatory asset (or liability) for recover (or refund) associated with pension and OPEB expense, however, it did not preclude MP and PE from pursuing that in a future separate proceeding. On February 16, 2024, interested parties filed a settlement on the net energy metering credit for consideration by the WVPSC. An order was issued on March 26, 2024 approving the $105 million increase and accepting the settlement with slight non-material modifications with new rates going into effect on March 27, 2024. Additionally, due to the order including approval by the WVPSC to recover certain costs associated with retired generation assets, MP recognized a $60 million pre-tax benefit in the first quarter of 2024 to establish a regulatory asset.

FERC REGULATORY MATTERS

Under the Federal Power Act, FERC regulates rates for interstate wholesale sales and transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Utilities, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE and the Transmission Companies are subject to functional control by PJM and transmission service using their transmission facilities is provided by PJM under the PJM Tariff. On January 1, 2024, WP transferred certain of its Pennsylvania-based transmission assets to KATCo.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy had implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy recorded in the third quarter of 2022 approximately $45 million ($34 million after-tax) in expected customer refunds, plus interest, due to its wholesale transmission customers and reclassified approximately $195 million of certain transmission capital assets to operating expenses for the audit period, of which $90 million ($67 million after-tax) are not expected to be recoverable and impacted FirstEnergy’s earnings since they relate to costs capitalized during stated transmission rate time periods. FirstEnergy is currently recovering approximately $105 million of costs reclassified to operating expenses in its transmission formula rate revenue requirements, of which $39 million of costs have been recovered as of March 31, 2024. On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. These reclassifications also resulted in a reduction to the Regulated Transmission segment’s rate base by approximately $160 million, which is not expected to materially impact FirstEnergy or the segment’s future earnings. The expected wholesale transmission customer refunds were recognized as a reduction to revenue, and the amount of reclassified transmission capital assets that are not expected to be recoverable were recognized within “Other operating expenses” at the Regulated Transmission segment and on FirstEnergy’s Consolidated Statements of Income. Furthermore, FirstEnergy’s Utilities are in the process of addressing the outcomes of the FERC Audit with the applicable state commissions and proceedings, which includes seeking continued rate base treatment of approximately $200 million of certain corporate support costs allocated to distribution capital assets in Ohio and Pennsylvania. If FirstEnergy is unable to recover these transmission or distribution costs, it could result in future charges and/or adjustments and have an adverse impact on FirstEnergy’s financial condition.

ATSI ROE – Ohio Consumers Counsel v. ATSI, et al.

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and American Electric Power Service Corporation, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. AEP and OCC appealed FERC’s orders to the Sixth Circuit and the case remains pending. FirstEnergy is unable to predict the outcome of this proceeding, but it is not expected to have a material impact.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, the 4th Circuit granted West Virginia an interim stay of the disapproval of its SIP and on January 10, 2024, after a hearing held on October 27, 2023, granted a full stay which precludes the Good Neighbor Plan from going into effect in West Virginia. In addition to West Virginia, certain other states, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, have separately appealed and filed motions to stay the Good Neighbor Plan itself at the D.C. Circuit. On September 25, 2023, the D.C. Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the U.S. Supreme Court, which remains pending. Oral argument was heard on February 21, 2024.

Climate Change

In March 2024, the SEC issued final rules to require public companies to disclose certain climate-related information in registration statements and annual reports filed with the SEC. As adopted, the final climate disclosure rules mandate the disclosure of climate-related risks and the material impacts that severe weather events and other natural conditions have had, or are reasonably likely to have, on FirstEnergy, as well as disclosures related to management and FE Board oversight of such risks. In April 2024, the SEC voluntarily stayed the final climate disclosure rules pending resolution of legal challenges. FirstEnergy currently is assessing the impact of the final climate disclosure rules on its business. There are several initiatives to reduce GHG emissions at the state, federal and international level. Certain northeastern states are participating in the Regional Greenhouse Gas Initiative and western states led by California, have implemented programs, primarily cap and trade mechanisms, to control emissions of certain GHGs. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule, which proposed stringent emissions limitations based on fuel type and unit retirement date, was issued as final by the EPA on April 25, 2024. FirstEnergy is currently assessing the impact of the final rule. Depending on the outcome of any appeals, compliance with these standards could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024 and depending on the outcome of appeals and how final revised rules are ultimately implemented, compliance with these standards could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. FirstEnergy is currently assessing the impact of the final rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request is pending technical review by the EPA. AE Supply continues to operate McElroy’s Run as a disposal facility for Pleasants Power Station and continues to evaluate closure options. Also, on April 25, 2024, the EPA issued rules as final addressing, for the first time, certain legacy CCR disposal sites. FirstEnergy is currently assessing the impact of the final rule.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of March 31, 2024, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $97 million have been accrued through March 31, 2024, of which approximately $70 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA requires that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, which shall consist of (x) $115 million paid by FE to the United States Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021 and paid in the third quarter of 2021. Under the terms of the DPA, the criminal information will be dismissed after FirstEnergy fully complies with its obligations under the DPA.

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers. On April 28, 2021, July 11, 2022, and May 25, 2023, the SEC issued additional subpoenas to FE, with which FE has complied. While no contingency has been reflected in its consolidated financial statements, FE believes that it is probable that it will incur a loss in connection with the resolution of the SEC investigation. Given the ongoing nature and complexity of the investigation, FE cannot yet reasonably estimate a loss or range of loss that may arise from the resolution of the SEC investigation.

On June 29, 2023, the OOCIC served FE a subpoena, seeking information relating to the conduct described in the DPA. FirstEnergy was not aware of the OOCIC’s investigation prior to receiving the subpoena and understands that the OOCIC’s investigation is also focused on the conduct described in the DPA, other than with respect to the March 25, 2024, felony indictment of Mr. Householder brought in Cuyahoga County, Ohio. FirstEnergy is cooperating with the OOCIC in its investigation. On February 12, 2024, and in connection with the OOCIC’s ongoing investigation, an indictment by a grand jury of Summit County, Ohio was unsealed against the former chairman of the PUCO, Samuel Randazzo, and two former FirstEnergy senior officers, Charles E. Jones, and Michael J. Dowling, charging each of them with several felony counts, including bribery, telecommunications fraud, money laundering and aggravated theft, related to payments described in the DPA. FirstEnergy continues to both cooperate with the OOCIC in its investigation and discuss an appropriate resolution of the investigation with respect to FE. While no contingency has been reflected in FirstEnergy’s consolidated financial statements, FE believes that it is reasonably possible that it will incur a loss in connection with the resolution of the OOCIC investigation. Given the ongoing nature of the discussions, while FE cannot yet reasonably estimate a loss or range of loss that may arise from any resolution of the OOCIC investigation with respect to FE, any such payment by FE associated with an OOCIC resolution is not expected to be material.

In addition to the subpoenas referenced above under “United States v. Larry Householder, et. al.” and the SEC investigation, certain FE stockholders and FirstEnergy customers filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The plaintiffs in each of the below cases seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). Unless otherwise indicated, no contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these lawsuits as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act and related claims in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero, and no additional customer bills will include new decoupling rider charges after February 8, 2021. On August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit. This matter was stayed through a criminal trial in United States v. Larry Householder, et al. described above, but resumed pursuant to an order, dated March 15, 2023. On July 31, 2023, FE and other defendants filed motions to dismiss in part the OAG’s amended complaint, which the OAG opposed. On February 16, 2024, the OAG moved to stay discovery in the case in light of the February 9, 2024, indictments against defendants in this action, which the court granted on March 14, 2024. In connection with the ongoing OOCIC resolution discussions, FE is also discussing an appropriate settlement of this civil action with the OAG. As such, FE believes it is reasonably possible that it will incur a loss in connection with this civil action. Given the ongoing nature of these discussions, FE cannot yet reasonably estimate a loss or range of loss from any possible settlement of this civil action, however, any such settlement payment by FE is not expected to be material.

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

The settlement includes a series of corporate governance enhancements and a payment to FE of $180 million, to be paid by insurance after the judgment has become final, less approximately $36 million in court-ordered attorney’s fees awarded to plaintiffs. On September 20, 2022, a purported FE stockholder filed a motion for reconsideration of the S.D. Ohio’s final settlement approval. The parties filed oppositions to that motion on October 11, 2022, and the S.D. Ohio denied that motion on May 22, 2023. On June 15, 2023, the purported FE stockholder filed an appeal in the U.S. Court of Appeals for the Sixth Circuit. On February 16, 2024, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s final settlement approval. Once all appeal options are exhausted the judgment will become final. The settlement agreement is expected to resolve fully these shareholder derivative lawsuits.

On June 2, 2022, the N.D. Ohio entered an order to show cause why the court should not appoint new plaintiffs’ counsel, and thereafter, on June 10, 2022, the parties filed a joint motion to dismiss the matter without prejudice, which the N.D. Ohio denied on July 5, 2022. On August 15, 2022, the N.D. Ohio issued an order stating its intention to appoint one group of applicants as new plaintiffs’ counsel, and on August 22, 2022, the N.D. Ohio ordered that any objections to the appointment be submitted by August 26, 2022. The parties filed their objections by that deadline, and on September 2, 2022, the applicants responded to those objections. In the meantime, on August 25, 2022, a purported FE stockholder represented by the applicants filed a motion to intervene, attaching a proposed complaint-in-intervention purporting to assert claims that the FE Board and officers breached their fiduciary duties and committed violations of Section 14(a) of the Exchange Act as well as a claim against a third party for professional negligence and malpractice. The parties filed oppositions to that motion to intervene on September 8, 2022, and the proposed intervenor's reply in support of his motion to intervene was filed on September 22, 2022. On August 24, 2022, the parties filed a joint motion to dismiss the action pending in the N.D. Ohio based upon and in light of the approval of the settlement by the S.D. Ohio. On August 30, 2022, the parties filed a joint motion to dismiss the state court action, which the court granted on September 2, 2022. On September 29, 2023, the N.D. Ohio issued a stay of the case pending the appeal in the U.S. Court of Appeals for the Sixth Circuit. On April 12, 2024, the N.D. Ohio acknowledged the completion of the appeal and instructed the parties to file any further argument or information they wish to be considered by the N.D. Ohio no later than April 25, 2024.

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
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of FirstEnergy, with the participation of the Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of FirstEnergy have concluded that its disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 8, “Regulatory Matters,” and Note 9, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2023, which could materially affect FirstEnergy’s business, financial condition or future results. The information set forth in this report, including without limitation, the risk factor presented below, updates and should be read in conjunction with, the risk factors and information disclosed in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Physical Risks Associated with Climate Change May Have an Adverse Impact on Our Business Operations, Financial Condition and Cash Flows.

Physical risks of climate change such as flooding, wildfires, rising sea levels, and other related phenomena, resulting from more frequent or more extreme weather events and changes in temperature and precipitation patterns associated with climate change, could affect some, or all, of our operations.Frequent or extreme weather events could disrupt our operations and/or be destructive, which could result in increased costs, including supply chain costs. An extreme weather event within the Utilities’ and Transmission Companies’ service areas could also directly affect their capital assets, such as downed wires, poles, or damage to other operating equipment, resulting in service disruptions to customers and possibly creating hazardous conditions. Further, as extreme weather conditions increase system stress, we may incur costs relating to additional system backup or service interruptions, and in some instances, we may be unable to recover such costs. For all of these reasons, these physical risks could have an adverse financial impact on our business operations, financial condition and cash flows.

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

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Trading Arrangements

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of FE adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.        EXHIBITS

Exhibit Number		Description

	10.1
Fourth Amended and Restated Limited Liability Company Agreement of FirstEnergy Transmission, LLC, dated March 25, 2024 (incorporated by reference to FE’s Form 8-K filed March 25, 2024, Exhibit 10.1, File No. 333-21011)

(A) (B)	10.2	Form of 2024-2026 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement
(A) (B)	10.3	Form of 2024-2026 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
April 25, 2024

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer