Form 10-Q
period 2024-09-30
FIRSTENERGY CORP
filed 2024-10-29
CIK 1031296

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

OUTSTANDING
CLASS	As of September 30, 2024
Common Stock, $0.10 par value	576,317,004
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
•The risks and uncertainties associated with litigation, arbitration, mediation and similar proceedings, particularly regarding HB 6 related matters.
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
•Legislative and regulatory developments, including, but not limited to, matters related to rates, energy regulatory policies, compliance and enforcement activity, cyber security and climate change.
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
•The ability to accomplish or realize anticipated benefits through establishing a culture of continuous improvement and our other strategic and financial goals, including, but not limited to, overcoming current uncertainties and challenges associated with the ongoing government investigations, executing Energize365, our transmission and distribution investment plan, executing on our rate filing strategy, controlling costs, improving credit metrics, maintaining investment grade ratings and growing earnings.
•Changing market conditions affecting the measurement of certain liabilities and the value of assets held in our pension trusts may negatively impact our forecasted growth rate, results of operations and may also cause us to make contributions to our pension sooner or in amounts that are larger than currently anticipated.
•Mitigating exposure for remedial activities associated with retired and formerly owned electric generation assets, including those sites impacted by the legacy CCR rules that were finalized during 2024.
•Changes to environmental laws and regulations, including, but not limited to, rules finalized by the EPA and the SEC related to climate change.
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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries:

AE Supply	Allegheny Energy Supply Company, LLC, an unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, a generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a transmission subsidiary of FET
CEI	The Cleveland Electric Illuminating Company, an Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FES Debtors	Energy Harbor LLC (formerly known as FirstEnergy Solutions Corp.), a subsidiary of EH, and its subsidiaries as of March 31, 2018, and Energy Harbor Nuclear Corp. (formerly known as FirstEnergy Nuclear Operating Company), a subsidiary of EH, which operates EH’s nuclear generating facilities.
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE, and the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
JCP&L	Jersey Central Power & Light Company, a New Jersey electric power company subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a transmission subsidiary of FET
ME	Metropolitan Edison Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, an Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a Maryland and West Virginia electric power company subsidiary of FE
Penn	Pennsylvania Power Company, a former Pennsylvania electric power company subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, an Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a transmission subsidiary of FET
Transmission Companies	ATSI, KATCo, MAIT and TrAIL
WP	West Penn Power Company, a former Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2021 Credit Facilities	Collectively, the six separate senior unsecured five-year syndicated revolving credit facilities entered into by FE, the Electric Companies and the Transmission Companies, on October 18, 2021, as amended through October 20, 2023
2023 Credit Facilities	Collectively, the FET Revolving Facility and KATCo Revolving Facility
2026 Convertible Notes	FE’s 4.00% convertible senior notes, due 2026
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Agreement of FET
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFSI	Adjusted Financial Statement Income
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CAA	Clean Air Act
CCR	Coal Combustion Residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFIUS	Committee on Foreign Investments in the United States
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DOE	United States Department of Energy
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSIC	Distribution System Improvement Charge
EDC	Electric Distribution Company
EE&C	Energy Efficiency and Conservation
EESG	Employee, Environmental, Social and Corporate Governance
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
EH	Energy Harbor Corp.
ELG	Effluent Limitation Guideline
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program

EnergizeNJ	JCP&L's second Infrastructure Investment Program
EPA	United States Environmental Protection Agency
EPS	Earnings Per Share
ESP	Electric Security Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FE Board	FE Board of Directors
FE Revolving Facility	FE and the Electric Companies’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
FERC	Federal Energy Regulatory Commission
FET Board	FET Board of Directors
FET Equity Interest Sale	Sale of an additional 30% equity interest in FET that closed on March 25, 2024, such that Brookfield’s interest in FET increased from 19.9% to 49.9%
FET P&SA I	Purchase and Sale Agreement entered into on November 6, 2021, by and between FE, FET, Brookfield and the Brookfield Guarantors
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield and the Brookfield Guarantors
FET Revolving Facility	FET’s five-year syndicated revolving credit facility, dated as of October 20, 2023
FIP	Federal Implementation Plan(s) under the CAA
Fitch	Fitch Ratings Service
FMB	First Mortgage Bond
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States of America
GHG	Greenhouse Gas
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
KATCo Revolving Facility	KATCo’s four-year syndicated revolving credit facility, dated as of October 20, 2023
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
NCI	Noncontrolling Interest
N.D. Ohio	Federal District Court, Northern District of Ohio
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO Staff and several other signatories
OOCIC	Ohio Organized Crime Investigations Commission, which is composed of members of the Ohio law enforcement community and is chaired by the OAG
OPEB	Other Post-Employment Benefits
OPIC	Other Paid-In Capital
OVEC	Ohio Valley Electric Corporation

PA Consolidation	Consolidation of the Pennsylvania Companies, effective January 1, 2024
PEER	FirstEnergy’s Program for Enhanced Employee Retirement
PJM	PJM Interconnection, LLC, an RTO
PJM Tariff	PJM Open Access Transmission Tariff
PPA	Purchase Power Agreement
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTO	Regional Transmission Organization
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	United States Securities and Exchange Commission
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan(s) under the CAA
SLC	Special Litigation Committee of the FE Board
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SPE	Special Purpose Entity
S&P	Standard & Poor’s Ratings Service
Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
U.S.	United States
U.S.C.	United States Code
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

v

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023

REVENUES:
Distribution services and retail generation	$3,069	$2,869	$8,381	$7,924
Transmission	556	508	1,650	1,486
Other	104	110	265	314
Total revenues(1)	3,729	3,487	10,296	9,724

OPERATING EXPENSES:
Fuel	139	166	372	439
Purchased power	1,086	1,155	2,999	3,173
Other operating expenses	1,099	967	3,275	2,698
Provision for depreciation	400	366	1,178	1,088
Deferral of regulatory assets, net	(33)	(140)	(205)	(253)
General taxes	311	307	915	881
Total operating expenses	3,002	2,821	8,534	8,026

OPERATING INCOME	727	666	1,762	1,698

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 6)	—	—	(85)	(36)
Equity method investment earnings (Note 1)	21	43	64	134
Miscellaneous income, net	53	24	156	102
Pension and OPEB mark-to-market adjustment (Note 4)	—	—	—	59
Interest expense	(276)	(289)	(866)	(828)
Capitalized financing costs	35	26	94	69
Total other expense	(167)	(196)	(637)	(500)

INCOME BEFORE INCOME TAXES	560	470	1,125	1,198

INCOME TAXES	94	29	294	193

INCOME FROM CONTINUING OPERATIONS	466	441	831	1,005

Discontinued operations (Note 1)(2)	—	(21)	—	(21)

NET INCOME	$466	$420	$831	$984

Income attributable to noncontrolling interest	47	20	114	57

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$419	$400	$717	$927

AMOUNTS ATTRIBUTABLE TO FIRSTENERGY CORP.:
Earnings from continuing operations	$419	$421	$717	$948
Earnings from discontinued operations	—	(21)	—	(21)
EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$419	$400	$717	$927

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3):
Basic - continuing operations	$0.73	$0.74	$1.25	$1.66
Basic - discontinued operations	—	(0.04)	—	(0.04)
Basic	$0.73	$0.70	$1.25	$1.62

Diluted - continuing operations	$0.73	$0.73	$1.24	$1.65
Diluted - discontinued operations	—	(0.04)	—	(0.04)
Diluted	$0.73	$0.69	$1.24	$1.61

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	576	573	575	573
Diluted	577	574	576	574

(1) Includes excise and gross receipts tax collections of $116 million and $114 million during the three months ended September 30, 2024 and 2023, respectively, and $329 million and $315 million during the nine months ended September 30, 2024 and 2023, respectively.
(2) Consists of income taxes of $21 million during the three and nine months ended September 30, 2023.

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023

NET INCOME	$466	$420	$831	$984

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service credits	—	(2)	—	(5)
Amortized losses on derivative hedges	—	—	4	2
Other comprehensive income (loss)	—	(2)	4	(3)
Income taxes (benefits) on other comprehensive income (loss)	—	(1)	1	(1)
Other comprehensive income (loss), net of tax	—	(1)	3	(2)

COMPREHENSIVE INCOME	$466	$419	$834	$982

Income attributable to noncontrolling interest	47	20	114	57

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$419	$399	$720	$925

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2024	December 31, 2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$439	$137
Restricted cash	26	42
Receivables-
Customers	1,559	1,382
Less — Allowance for uncollectible customer receivables	49	64
	1,510	1,318
Other, net of allowance for uncollectible accounts of $8 in 2024 and $15 in 2023	271	266
Materials and supplies, at average cost	536	512
Prepaid taxes and other	286	293
	3,068	2,568
PROPERTY, PLANT AND EQUIPMENT:
In service	51,747	50,107
Less — Accumulated provision for depreciation	14,361	13,811
	37,386	36,296
Construction work in progress	2,733	2,116
	40,119	38,412

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	688	663
Regulatory assets	485	369
Other	778	1,137
	7,569	7,787
TOTAL ASSETS	$50,756	$48,767

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$2,027	$1,250
Short-term borrowings	75	775
Accounts payable	1,520	1,362
Accrued interest	272	292
Accrued taxes	729	700
Accrued compensation and benefits	156	304
Customer deposits	228	227
Dividends payable	245	235
Other	221	241
	5,473	5,386
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	21,603	22,885
Accumulated deferred income taxes	5,492	4,530
Retirement benefits	1,651	1,663
Regulatory liabilities	916	1,214
Other	1,929	2,173
	31,591	32,465
TOTAL LIABILITIES	37,064	37,851

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 576,317,004 and 574,335,396 shares outstanding as of September 30, 2024 and December 31, 2023, respectively.	58	57
Other paid-in capital	12,356	10,494
Accumulated other comprehensive loss	(14)	(17)
Retained earnings (Accumulated deficit)	27	(97)
Total common stockholders’ equity	12,427	10,437
Noncontrolling interest	1,265	479
TOTAL EQUITY	13,692	10,916

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 10)

TOTAL LIABILITIES AND EQUITY	$50,756	$48,767

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
	Common stock		OPIC	AOCI	Retained earnings (Accumulated deficit)	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2024	574	$57	$10,494	$(17)	$(97)	$10,437	$479	$10,916
Net income	—	—	—	—	253	253	14	267
Stock Investment Plan and share-based benefit plans	2	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.425 per share in March)	—	—	(88)	—	(156)	(244)	—	(244)
FET Equity Interest Sale (Note 1)	—	—	1,942	—	—	1,942	731	2,673
Noncontrolling interest distributions declared	—	—	—	—	—	—	(8)	(8)
Balance, March 31, 2024	576	$57	$12,357	$(17)	$—	$12,397	$1,216	$13,613
Net income	—	—	—	—	45	45	53	98
Other comprehensive income, net of tax	—	—	—	3	—	3	—	3
Stock Investment Plan and share-based benefit plans	—	1	20	—	—	21	—	21
Noncontrolling interest distributions declared	—	—	—	—	—	—	(7)	(7)
Other	—	—	8	—	—	8	(8)	—
Balance, June 30, 2024	576	$58	$12,385	$(14)	$45	$12,474	$1,254	$13,728
Net income	—	—	—	—	419	419	47	466
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	—
Stock Investment Plan and share-based benefit plans	—	—	24	—	—	24	—	24
Cash dividends declared on common stock ($0.425 per share in July and September)	—	—	(53)	—	(437)	(490)		(490)
Noncontrolling interest distributions declared	—	—	—	—	—	—	(36)	(36)
Balance, September 30, 2024	576	$58	$12,356	$(14)	$27	$12,427	$1,265	$13,692

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)
.

	Nine Months Ended September 30, 2023
	Common stock		OPIC	AOCI	Accumulated deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2023	572	$57	$11,322	$(14)	$(1,199)	$10,166	$477	$10,643
Net income	—	—	—	—	292	292	18	310
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)	—	(1)
Stock Investment Plan and share-based benefit plans	1	—	19	—	—	19	—	19
Cash dividends declared on common stock ($0.39 per share in March)	—	—	(223)	—	—	(223)	—	(223)
Noncontrolling interest distributions declared	—	—	—	—	—	—	(17)	(17)
Balance, March 31, 2023	573	$57	$11,118	$(15)	$(907)	$10,253	$478	$10,731
Net income	—	—	—	—	235	235	19	254
Stock Investment Plan and share-based benefit plans	—	—	22	—	—	22	—	22
Noncontrolling interest distributions declared	—	—	—	—	—	—	(36)	(36)
Balance, June 30, 2023	573	$57	$11,140	$(15)	$(672)	$10,510	$461	$10,971
Net income	—	—	—	—	400	400	20	420
Other comprehensive loss, net of tax	—	—	—	(1)	—	(1)	—	(1)
Stock Investment Plan and share-based benefit plans	1	—	24	—	—	24	—	24
Cash dividends declared on common stock ($0.39 per share in July and $0.41 per share in September)	—	—	(459)	—	—	(459)	—	(459)
Noncontrolling interest distributions declared	—	—	—	—	—	—	(10)	(10)
Balance, September 30, 2023	574	$57	$10,705	$(16)	$(272)	$10,474	$471	$10,945

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$831	$984
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	1,197	893
Charges associated with increase in ARO	207	—
Deferred income taxes and investment tax credits, net	224	157
Employee benefit costs, net	(7)	(4)
Pension trust contribution	—	(750)
Pension and OPEB mark-to-market adjustment	—	(59)
Transmission revenue collections, net	40	(93)
Loss on disposal, net of tax (Note 1)	—	21
Changes in current assets and liabilities-
Receivables	(197)	(2)
Materials and supplies	(24)	(60)
Prepaid taxes and other current assets	(77)	(66)
Accounts payable	87	(241)
Accrued taxes	(250)	(147)
Accrued interest	(21)	49
Accrued compensation and benefits	(174)	(46)
Other current liabilities	(68)	55
Collateral, net	97	(216)
Employee benefit plan funding and related payments	(44)	(39)
Other	26	(7)
Net cash provided from operating activities	1,847	429

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(2,736)	(2,266)
Sales of investment securities held in trusts	104	28
Purchases of investment securities held in trusts	(114)	(37)
Asset removal costs	(212)	(190)
Other	(3)	(8)
Net cash used for investing activities	(2,961)	(2,473)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	1,200	3,150
Short-term borrowings, net	—	170
Redemptions and repayments-
Long-term debt	(1,710)	(537)
Short-term borrowings, net	(700)	—
Proceeds from FET Equity Interest Sale (Note 1)	3,500	—
Noncontrolling interest cash distributions	(51)	(63)
Common stock dividend payments	(725)	(670)
Debt issuance and redemption costs, and other	(114)	(68)
Net cash provided from financing activities	1,400	1,982

Net change in cash, cash equivalents, and restricted cash	286	(62)
Cash, cash equivalents, and restricted cash at beginning of period	179	206
Cash, cash equivalents, and restricted cash at end of period	$465	$144

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$296	$212

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

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries as of September 30, 2024: OE, CEI, TE, FE PA, JCP&L, FESC, MP, AGC (a wholly owned subsidiary of MP), PE and KATCo. Additionally, FET is a consolidated VIE of FE, and is the parent company of ATSI, MAIT, PATH and TrAIL. FE also holds all of the outstanding equity of other direct subsidiaries including FEV, which currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations.

On January 1, 2024, FirstEnergy consolidated the Pennsylvania Companies into FE PA, including OE subsidiary Penn, rendering FE PA a new, single operating entity and the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. As of January 1, 2024, FE PA is FE’s only regulated distribution power company in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. FE PA serves an area with a population of approximately 4.5 million and operates under the rate districts of the former Pennsylvania Companies. FirstEnergy continues to evaluate the legal, financial, operational and branding benefits of consolidating the Ohio Companies into a single Ohio power company.

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

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s electric operating companies comprise one of the nation’s largest investor-owned electric systems, serving over 6 million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include more than 24,000 miles of lines and two regional transmission operation centers. As of September 30, 2024, AGC and MP control 3,604 MWs of net maximum generation capacity.
FE and its subsidiaries follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC, and, as applicable, the PUCO, the PPUC, the MDPSC, the NYPSC, the WVPSC, the VSCC and the NJBPU. The accompanying interim financial statements as of September 30, 2024, and the three and nine months ended September 30, 2024 and 2023 are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The December 31, 2023 Consolidated Balance Sheets were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

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
On May 31, 2022, Brookfield acquired 19.9% of the issued and outstanding membership interests of FET. On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The FET Equity Interest Sale closed on March 25, 2024 and FET continues to be consolidated in FirstEnergy’s financial statements. The purchase price was paid in part by the issuance of two promissory notes at closing having an aggregate principal amount of $1.2 billion with: (i) one promissory note having an aggregate principal amount of $750 million, at an interest rate of 5.75% per annum, with a maturity date of September 25, 2025 and (ii) one promissory note having an aggregate principal amount of $450 million, at an interest rate of 7.75% per annum, with a maturity date of December 31, 2024. The remaining $2.3 billion of the purchase price was paid in cash at closing. On July 17, 2024, Brookfield paid FE approximately $1.2 billion in full satisfaction of the promissory notes. Interest income associated with the promissory notes was $24 million for the nine months ended September 30, 2024 and is reported within “Miscellaneous income, net” on FirstEnergy’s Consolidated Statements of Income. As a result of the consummation of the transaction, Brookfield’s interest in FET increased from 19.9% to 49.9%, while FE retained the remaining 50.1% ownership interests of FET. The difference between the purchase price, net of transaction costs and deferred taxes of approximately $30 million and $797 million, respectively, and the carrying value of the NCI of $731 million, was recorded as an increase to OPIC by $1.9 billion during the first quarter of 2024.

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
Capitalized Financing Costs

For the three months ended September 30, 2024 and 2023, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $16 million and $12 million, respectively, of allowance for equity funds used during construction and $19 million and $14 million, respectively, of capitalized interest.

For the nine months ended September 30, 2024 and 2023, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $42 million and $31 million, respectively, of allowance for equity funds used during construction and $52 million and $38 million, respectively, of capitalized interest.
Discontinued Operations

On February 27, 2020, the FES Debtors emerged from bankruptcy and were deconsolidated from FirstEnergy’s consolidated federal income tax group. The bankruptcy, emergence and deconsolidation resulted in FirstEnergy recognizing certain income tax benefits and charges, which were classified as discontinued operations. During the third quarter of 2023, FirstEnergy recognized a $21 million tax-effected charge to income tax expense related to the allocation of certain deferred income tax liabilities associated with the FES Debtors and their tax return deconsolidation in 2020. Discontinued operations are reflected at Corporate/Other for segment reporting and within “Discontinued Operations” on the Consolidated Statements of Income and Comprehensive Income and “Loss on disposal, net of tax” on the Consolidated Statements of Cash Flow.

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
Equity method investments, which are included within "Investments" on the Consolidated Balance Sheets, were approximately $109 million and $104 million as of September 30, 2024, and December 31, 2023, respectively.
Global Holding - FEV currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales primarily focused on international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint venture’s economic performance. FEV's ownership interest is subject to the equity method of accounting. For the three months ended September 30, 2024 and 2023, pre-tax income related to FEV’s ownership in Global Holding was $21 million and $43 million, respectively, and $63 million and $132 million for the nine months ended September 30, 2024 and 2023, respectively. FEV’s pre-tax equity earnings and investment in Global Holding are included in Corporate/Other for segment reporting.
As of September 30, 2024, and December 31, 2023, the carrying value of the equity method investment was $69 million and $66 million, respectively. During the nine months ended September 30, 2024 and 2023, FEV received cash dividends from Global Holding of $60 million and $135 million, respectively, which were classified with “Cash from Operating Activities” on the Consolidated Statements of Cash Flows.
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland, which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of September 30, 2024 and December 31, 2023, the carrying value of the equity method investment was $17 million.

Facility Optimization

FirstEnergy continues implementing its facility optimization plans, which are focused on cost savings and alignment with our flexible working arrangements and EESG priorities. This will result in exiting the general office in Akron, Ohio, and other corporate facilities in Brecksville, Ohio, Greensburg, Pennsylvania, and Morristown, New Jersey. In December 2023, FirstEnergy purchased the general office building with the intention to sell in the future. During the third quarter of 2024, the Akron general office building was classified as held-for-sale. Upon classification as held-for-sale, FirstEnergy recognized a $62 million pre-tax impairment charge within “Other operating expenses” on the Consolidated Statements of Income. Of the $62 million, $17 million is included with Integrated, $31 million is included within Distribution, $11 million is included within Stand-Alone Transmission and $3 million at Corporate/Other for segment reporting. The remaining carrying value of the held-for-sale asset is immaterial, and therefore has not been presented separately on the Consolidated Balance Sheets. The corporate headquarters will remain in Akron, Ohio, moving to FirstEnergy’s campus located in west Akron, Ohio, and FirstEnergy continues to explore real estate options and relocation opportunities for the other corporate facilities. As FirstEnergy continues to transform the business and implement initiatives to reduce costs, including the facility optimization plan, the impact of such actions may result in future impairments or other charges that may be significant. The aim of these combined efforts will be to help build a stronger, more sustainable company for the near and long term.

Goodwill
In accordance with GAAP, the modification to the segments in the first quarter of 2024 resulted in a transfer of goodwill between the segments based on the relative fair value of the reporting units, and as such, the segment goodwill balances do not necessarily represent the goodwill balances of the specific legal entities within the segments. The external segment reporting is consistent with the internal financial reports used by FirstEnergy's Chief Executive Officer (its CODM) to regularly assess performance of the business and allocate resources.

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

FirstEnergy evaluates goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. For 2024, FirstEnergy performed a qualitative assessment of its reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected capital expenditures, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.

FirstEnergy's reporting units are consistent with its reportable segments and consist of Distribution, Integrated and Stand-Alone Transmission. The following table presents goodwill by reporting unit as of September 30, 2024:

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

ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures " (Issued in November 2023): ASU 2023-07 enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. Disclosure requirements within ASU 2023-07 include disclosing significant segment expenses by reportable segment if they are regularly provided to the CODM and included in each reported measure of segment profit or loss. A public entity is also required to disclose the title and position of the individual(s) identified as the CODM as well as an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Disclosures are required on both an annual and an interim basis. For FirstEnergy, the guidance will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

ASU 2023-09, "Income taxes (Topic 280): Improvements to Income Tax Disclosures " (Issued in December 2023): ASU 2023-09 enhances disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how a company’s operations and related tax risks and tax planning and operational opportunities affect the tax rate and prospects for future cash flows. Disclosure requirements include a tabular reconciliation using both percentages and amounts, separated out into specific categories with certain reconciling items at or above 5% of the statutory tax as well as by nature and/or jurisdiction. In addition, entities will be required to disclose income taxes paid (net of refunds received), broken out between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes are paid to such jurisdiction. For FirstEnergy, the guidance will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments within ASU 2023-09 are to be applied on a prospective basis, with retrospective application permitted.

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

2. REVENUE

The following represents a disaggregation of revenue from contracts with customers for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Distribution
Retail generation and distribution services
Residential	$1,222	$1,174	$3,460	$3,312
Commercial	395	405	1,153	1,156
Industrial	138	150	437	575
Other	18	18	56	52
Wholesale	2	7	4	20
Other revenue from contracts with customers	23	23	63	69
Total revenues from contracts with customers	1,798	1,777	5,173	5,184
Other revenue unrelated to contracts with customers	19	18	59	55
Total Distribution	$1,817	$1,795	$5,232	$5,239

Integrated
Retail generation and distribution services
Residential	$802	$692	$1,954	$1,621
Commercial	335	281	863	777
Industrial	151	140	436	408
Other	8	9	22	23
Wholesale	50	58	118	153
Transmission	86	74	283	224
Other revenue from contracts with customers	5	5	18	17
Total revenues from contracts with customers	1,437	1,259	3,694	3,223
Other revenue unrelated to contracts with customers	15	7	31	27
Total Integrated	$1,452	$1,266	$3,725	$3,250

Stand-Alone Transmission
ATSI	$262	$245	$766	$712
TrAIL	68	72	206	204
MAIT	116	101	330	288
KATCo	24	16	67	58
Other	—	—	(2)	—
Total revenues from contracts with customers	470	434	1,367	1,262
Other revenue unrelated to contracts with customers	5	5	14	13
Total Stand-Alone Transmission	$475	$439	$1,381	$1,275

Corporate/Other, Eliminations and Reconciling Adjustments
Wholesale	$2	$1	$6	$6
Eliminations and reconciling adjustments	(17)	(14)	(48)	(46)
Total Corporate/Other, Eliminations and Reconciling Adjustments	$(15)	$(13)	$(42)	$(40)

FirstEnergy Total Revenues	$3,729	$3,487	$10,296	$9,724

Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers of the Electric Companies. Billed and unbilled customer receivables as of September 30, 2024, and December 31, 2023, are included below:

Customer Receivables	September 30, 2024	December 31, 2023
	(In millions)
Billed	$955	$717
Unbilled	604	665
	1,559	1,382
Less: Uncollectible Reserve	49	64
Total Customer Receivables	$1,510	$1,318
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

Activity in the allowance for uncollectible accounts on customer receivables for the nine months ended September 30, 2024, and for the year ended December 31, 2023 are as follows:

(In millions)

Balance, January 1, 2023	$137
Provision for expected credit losses(1)	8
Charged to other accounts(2)	34
Write-offs	(115)
Balance, December 31, 2023	$64
Provision for expected credit losses(1)	40
Charged to other accounts(2)	27
Write-offs	(82)
Balance, September 30, 2024	$49
(1) Approximately $7 million and $(15) million of which was deferred for future recovery (refund) in the nine months ended September 30, 2024 and the year ended December 31, 2023, respectively.
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

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of Basic and Diluted EPS	2024	2023	2024	2023

(In millions, except per share amounts)

Earnings attributable to FE - continuing operations	$419	$421	$717	$948
Earnings attributable to FE - discontinued operations, net of tax	—	(21)	—	(21)
Earnings attributable to FE	$419	$400	$717	$927

Share count information:
Weighted average number of basic shares outstanding	576	573	575	573
Assumed exercise of dilutive awards	1	1	1	1
Weighted average number of diluted shares outstanding	577	574	576	574

EPS attributable to FE:
Basic - continuing operations	$0.73	$0.74	$1.25	$1.66
Basic - discontinued operations	—	(0.04)	—	(0.04)
Basic EPS	$0.73	$0.70	$1.25	$1.62

Diluted - continuing operations	$0.73	$0.73	$1.24	$1.65
Diluted - discontinued operations	—	(0.04)	—	(0.04)
Diluted EPS	$0.73	$0.69	$1.24	$1.61

For the three and nine months ended September 30, 2024 and 2023, no shares from awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

The dilutive effect of the 2026 Convertible Notes is limited to the conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes being converted. For the three and nine months ended September 30, 2024, there was no dilutive effect resulting from the 2026 Convertible Notes as the average market price of FE shares of common stock was below the initial conversion price of $46.81 per share.
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

The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2024	2023	2024	2023
	(In millions)
Service costs	$35	$35	$1	$1
Interest costs	99	106	5	5
Expected return on plan assets	(132)	(151)	(9)	(7)
Amortization of prior service costs (credits)	—	1	—	(3)
Special termination benefits(1)	—	13	—	5
Net periodic benefit costs (credits)	$2	$4	$(3)	$1
Net periodic benefit costs (credits), net of amounts capitalized	$(15)	$(15)	$(4)	$1

(1) Related to benefits provided in connection with the PEER program.

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Nine Months Ended September 30,	2024	2023	2024	2023
	(In millions)
Service cost	$105	$104	$2	$2
Interest cost	298	322	15	16
Expected return on plan assets	(397)	(421)	(26)	(23)
Amortization of prior service cost (credit)(1)	1	2	(1)	(7)
Special termination benefits(2)	—	18	—	7
Pensions & OPEB mark-to-market adjustment	—	(59)	—	—
Net periodic benefit costs (credits)	7	(34)	(10)	(5)
Net periodic benefit costs (credits), net of amounts capitalized	$(45)	$(88)	$(11)	$(6)
(1) The income tax benefits associated with the pension and OPEB prior service costs amortized out of AOCI were $1 million for the nine months ended September 30, 2023. Amounts were immaterial for the nine months ended September 30, 2024.
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
Cash flows from operating activities for the nine months ended September 30, 2024 and 2023, includes approximately $44 million and $39 million, respectively, of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.

5. INCOME TAXES
FirstEnergy’s interim effective income tax rates reflect the estimated annual effective income tax rates for 2024 and 2023. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items. The following tables reconcile the effective income tax rate to the federal income tax statutory rate for the three and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Income before income taxes	$560	$470	$1,125	$1,198
Federal income tax expense at statutory rate (21%)	$118	$99	$236	$252
Increases (reductions) in tax expense resulting from:
State and municipal income taxes, net of federal tax benefit	33	25	76	49
AFUDC equity and other flow-through	(6)	(15)	(19)	(25)
Deductions associated with certain equity method investments	(14)	—	(14)	—
Deferred taxes related to sale of equity interest in FET, net	—	—	7	—
Excess deferred tax amortization due to the Tax Act	(13)	2	(40)	(30)
Federal tax credits claimed	—	(2)	—	(2)
Nondeductible SEC and OOCIC settlements	—	—	27	—
Remeasurement of excess deferred taxes	(21)	—	(21)	—
Uncertain tax positions	—	50	—	50
Valuation allowances	(3)	(122)	33	(113)
Other, net	—	(8)	9	12
Total income taxes	$94	$29	$294	$193
Effective income tax rate	16.8%	6.2%	26.1%	16.1%

The IRA of 2022, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. The IRA of 2022 requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. On September 12, 2024, the U.S. Treasury issued proposed regulations for the AMT for comment. The U.S. Treasury will issue final regulations after it has reviewed comments and held a public hearing on the proposed regulations, which is not expected to occur until next year. Although FirstEnergy is assessing the proposed regulations, it continues to believe that it is more likely than not that it will be subject to AMT going forward, however, the completion of the U.S. Treasury’s rulemaking process and the future issuance of final regulations could significantly change FirstEnergy’s AMT estimates or its conclusion as to whether it is an AMT payer at all. Additionally, the regulatory treatment of the impacts of this legislation may also be subject to regulation by FERC and/or applicable state regulatory authorities. Any adverse development in this legislation, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FirstEnergy’s cash flows, results of operations, and financial condition. As further discussed below, FirstEnergy expects to pay regular federal corporate income tax in 2024, due in large part to the gain realized from closing the FET Equity Interest Sale.

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

FirstEnergy primarily applies the market approach for recurring fair value measurements using the best information available. Accordingly, FirstEnergy maximizes the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of September 30, 2024, from those used as of December 31, 2023. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following table sets forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	September 30, 2024				December 31, 2023
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$9	$9	$—	$—	$4	$4
Equity securities	2	—	—	2	2	—	—	2
U.S. state and municipal debt securities	—	277	—	277	—	275	—	275
Cash, cash equivalents and restricted cash(2)	465	—	—	465	179	—	—	179
Other(3)	—	47	—	47	—	40	—	40
Total assets	$467	$324	$9	$800	$181	$315	$4	$500

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$1	$1	$—	$—	$1	$1
Total liabilities	$—	$—	$1	$1	$—	$—	$1	$1

Net assets	$467	$324	$8	$799	$181	$315	$3	$499
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Restricted cash of $26 million and $42 million as of September 30, 2024 and December 31, 2023, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
(3) Primarily consists of short-term investments.

INVESTMENTS

All temporary cash investments purchased with an initial maturity of three months or less are reported as “Cash equivalents” on the Consolidated Balance Sheets at cost, which approximates their fair market value. Investments other than cash and cash equivalents include equity securities, AFS debt securities and other investments. FirstEnergy has no debt securities held for trading purposes.

Generally, unrealized gains and losses on equity securities are recognized in income whereas unrealized gains and losses on AFS debt securities are recognized in AOCI. However, the spent nuclear fuel disposal trusts of JCP&L are subject to regulatory accounting with all gains and losses on equity and AFS debt securities offset against regulatory assets.

Spent Nuclear Fuel Disposal Trusts

JCP&L holds debt securities within the spent nuclear fuel disposal trust, which are classified as AFS securities, recognized at fair market value. The trust is intended for funding spent nuclear fuel disposal fees to the DOE associated with the previously owned Oyster Creek and Three Mile Island Unit 1 nuclear power plants.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of September 30, 2024, and December 31, 2023:

	September 30, 2024(1)				December 31, 2023(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$295	$1	$(19)	$277	$301	$1	$(27)	$275
(1) Excludes short-term cash investments of $9 million as of September 30, 2024.
(2) Excludes short-term cash investments of $6 million December 31, 2023.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and nine months ended September 30, 2024 and 2023, were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
	(In millions)
Sale proceeds	$87	$10	$104	$28
Realized gains	—	—	—	—
Realized losses	(11)	—	(13)	(2)
Interest and dividend income	3	3	9	9

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Earnings and losses associated with corporate-owned life insurance policies are reflected in “Miscellaneous income, net” on FirstEnergy’s Consolidated Statements of Income. The total carrying value of other investments were $402 million and $382 million as of September 30, 2024, and December 31, 2023, respectively, and are excluded from the amounts reported above. See Note 1, "Organization and Basis of Presentation," for additional information on FirstEnergy's equity method investments.

For the three months ended September 30, 2024 and 2023, pre-tax income (loss) related to corporate-owned life insurance policies was $10 million and $(4) million, respectively, and $20 million and $6 million for the nine months ended September 30, 2024 and 2023, respectively. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as “Short-term borrowings” on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, FirstEnergy believes that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(In millions)
Carrying value	$23,744	$24,254
Fair value	$23,113	$23,003

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of FirstEnergy. FirstEnergy classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2024, and December 31, 2023.

FirstEnergy had the following issuances and redemptions during the nine months ended September 30, 2024:

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

JCP&L	Unsecured Notes	April, 2024	4.70%	2024	$500	JCP&L redeemed unsecured notes that became due.
MP	FMBs	April, 2024	4.10%	2024	$400	MP redeemed FMBs that became due.
CEI	FMBs	August, 2024	5.50%	2024	$300	CEI redeemed FMBs that became due.

Issuances
ATSI	Unsecured Notes	March, 2024	5.63%	2034	$150	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
MAIT	Unsecured Notes	May, 2024	5.94%	2034	$250	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
FET	Unsecured Notes with registration rights	September, 2024	4.55%	2030	$400	Proceeds were or will be used to repay short-term borrowings, to redeem FET's $600 million 4.35% notes due 2025, to finance capital expenditures and for other general corporate purposes.
FET	Unsecured Notes with registration rights	September, 2024	5.00%	2035	$400	Proceeds were or will be used to repay short-term borrowings, to redeem FET's $600 million 4.35% notes due 2025, to finance capital expenditures and for other general corporate purposes.

On September 3, 2024, KATCo priced $200 million of senior notes due 2035 at 5.17%, which will be issued and funded on November 20, 2024.

As noted above, on September 5, 2024, FET issued $800 million of unsecured senior notes due in 2030 and 2035 in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for like principal amounts registered with the SEC. FET also agreed to file a shelf registration statement with the SEC to cover resales of the senior notes under certain circumstances. In the event FET's exchange offer is not completed or the shelf registration statement, if required, is not effective by the 366th day after September 5, 2024, or the effective shelf registration stops being effective for 60 days during any 12-month period, then additional interest will accrue on the coupon. Interest will accrue at a rate of 25 basis points for the first 90 days and an additional 25 basis points in the subsequent 90-day period, but not to exceed 50 basis points per year. However, if the additional interest is triggered, the interest rate will reset to the original notes rate once the registration statement is effective, or the shelf registration, if required, becomes effective. FET filed a registration statement on Form S-4 with the SEC on October 8, 2024.

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

Consolidated VIEs
Total assets on the FirstEnergy consolidated balance sheets include approximately $11.6 billion and $11.0 billion of consolidated VIE assets, as of September 30, 2024 and December 31, 2023, respectively, that can only be used to settle the liabilities of the applicable VIE. Total liabilities include approximately $9.0 billion and $7.8 billion as of September 30, 2024 and December 31, 2023, respectively, of consolidated VIE liabilities for which the VIE's creditors do not have recourse to FirstEnergy.

VIEs in which FirstEnergy is the primary beneficiary consist of the following (included in FirstEnergy’s consolidated financial statements):

Securitization Companies
•Ohio Securitization Companies - In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable electric company. As of September 30, 2024 and December 31, 2023, $175 million and $191 million of the phase-in recovery bonds were outstanding, respectively.

•MP and PE Environmental Funding Companies - The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of September 30, 2024 and December 31, 2023, $188 million and $218 million of environmental control bonds were outstanding, respectively.

Cash of $24 million and $40 million, respectively, as of September 30, 2024 and December 31, 2023 collected from MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies is included in “Restricted cash” on the FirstEnergy Consolidated Balance Sheets.

FET

FET is a holding company that owns equity interests in ATSI, MAIT, TrAIL and PATH. As further discussed above, on February 2, 2023, FE entered into an agreement with Brookfield to sell an incremental 30% equity interest in FET, which closed on March 25, 2024. As of September 30, 2024, FE’s equity ownership in FET is 50.1% and Brookfield’s is 49.9%. FirstEnergy has concluded that FET is a VIE and that FE is the primary beneficiary because FE has exposure to the economics of FET and the power to direct significant activities of FET through the FESC services agreement, which represents a separate variable interest.

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

The following shows the carrying amounts and classification of the FET assets and liabilities included in the consolidated financial statements as of September 30, 2024 and December 31, 2023. Amounts exclude intercompany balances which were eliminated in consolidation. The assets of FET can only be used to settle its obligations, and creditors of FET do not have recourse to the general credit of FirstEnergy.

Assets	September 30, 2024	December 31, 2023
	(In millions)
Cash and cash equivalents	$245	$76
Receivables	90	88
Materials and supplies, at average cost	1	1
Prepaid taxes and other	23	23
Total current assets	359	188
Property, plant and equipment, net	10,875	10,227
Goodwill	224	224
Investments	19	19
Regulatory assets	33	16
Other	114	310
Total noncurrent assets	11,265	10,796
TOTAL ASSETS	$11,624	$10,984

Liabilities	September 30, 2024	December 31, 2023
	(In millions)
Currently payable long-term debt	$1,225	$—
Short-term borrowings	—	—
Accounts payable	—	2
Accrued interest	70	63
Accrued taxes	290	262
Other	7	14
Total current liabilities	1,592	341
Long-term debt and other long-term obligations	5,241	5,275
Accumulated deferred income taxes	1,389	1,218
Regulatory liabilities	363	307
Other	24	285
Total noncurrent liabilities	7,017	7,085
TOTAL LIABILITIES	$8,609	$7,426

Unconsolidated VIEs

FirstEnergy is not the primary beneficiary of its equity method investments in Global Holding and PATH WV, as further discussed above, or its PPAs.

FirstEnergy evaluated its PPAs and determined that certain Non-Utility Generation entities may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production. As of September 30, 2024, FirstEnergy maintains four long-term PPAs with Non-Utility Generation entities that were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. FirstEnergy was not involved in the creation of, and has no equity or debt invested in, any of these entities. FirstEnergy has determined that, it does not have a variable interest, or the entities do not meet the criteria to be considered a VIE.

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

The following table summarizes the changes to the ARO balances as of September 30, 2024 and December 31, 2023:

ARO Reconciliation	(In millions)

Balance, January 1, 2023	$185
Changes in timing and amount of estimated cash flows	10
Liabilities settled	(2)
Accretion	16
Balance, December 31, 2023	209
Changes in timing and amount of estimated cash flows	137
Liabilities incurred	95
Liabilities settled	(4)
Accretion	16
Balance, September 30, 2024	$453

On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. As of September 30, 2024, AE Supply continues to operate the dry landfill adjacent to McElroy’s Run as a disposal facility for Pleasants Power Station. AE Supply continues to evaluate closure options for McElroy’s Run and the adjacent landfill, including the potential transfer of the site and remediation obligations to a third-party as well as other interpretation changes to its closure plans. As a result, during the second quarter of 2024, AE Supply reviewed its ARO and future expected costs to remediate McElroy’s Run and the adjacent dry landfill, resulting in an increase to the ARO liability and corresponding increase to “Other operating expense” of $87 million at Corporate/Other for segment reporting. Final acceptance of the closure plan or the transfer of the obligation to a third-party could result in further adjustments to the ARO recognized by FirstEnergy.

As further discussed below, on May 8, 2024, the EPA finalized changes to the CCR rule addressing certain legacy CCR disposal sites which were not included in previous CCR rules. During the second quarter of 2024, FirstEnergy performed a preliminary assessment of former CCR disposal sites and calculated an initial estimate applying historical experience in remediating comparable sites. As a result, FirstEnergy recorded a $125 million increase to its ARO, of which $120 million is included in “Other operating expenses” on the Consolidated Statements of Income and was not capitalized as an asset retirement cost since the associated plants do not have future cash flows. Of the $120 million, $16 million is included with Integrated, $46 million is included within Distribution and $58 million at Corporate/Other for segment reporting. During the third quarter of 2024, FirstEnergy determined that an additional site became applicable under the CCR rules, which resulted in a $25 million increase to the ARO, with a corresponding increase to the asset retirement cost.

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

The EmPOWER Maryland program previously required each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings. The passage of the Climate Solutions Now Act of 2022 modified the annual incremental energy efficiency targets to 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Additionally at the direction of the MDPSC, PE together with other Maryland utilities were required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. The MDPSC conducted hearings on the proposed plans for all Maryland utilities on November 6-8, 2023. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, in accordance with the MDPSC directive, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million. Hearings were held regarding the revised plan on October 22-24, 2024. An MDPSC order regarding PE’s revised plan remains pending. PE recovers EmPOWER program costs with a return on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding. Consistent with a December 29, 2022, order by the MDPSC phasing out the unamortized balances of EmPOWER investments, PE is required to expense 33% of its EmPOWER program costs in 2024, 67% in 2025, and 100% in 2026 and beyond. Notwithstanding the order to phase out the unamortized balances of EmPOWER investments, all previously unamortized costs for prior cycles were to be collected by the end of 2029, consistent with the plan PE submitted on January 11, 2023. In the 2024-2026 order issued on December 29, 2023, the period to pay down the unamortized balances was extended through the end of 2030. On February 21, 2024, the MDPSC approved PE’s tariff to recover costs in 2024 but directed PE to analyze alternative amortization methods for possible use in later years. New legislation signed into law on May 9, 2024, and effective July 1, 2024, is expected to reduce the return on the EmPOWER unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER surcharge rates for PE in accordance with the new law and denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of the law.

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

JCP&L has implemented energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act as approved by the NJBPU in April 2021. The NJBPU approved plans include recovery of lost revenues resulting from the programs and a three-year plan (July 2021-June 2024) including total program costs of $203 million, of which $160 million of investment is recovered over a ten-year amortization period with a return as well as $43 million in operations and maintenance expenses and financing costs recovered on an annual basis. On May 22, 2024, the NJBPU approved JCP&L’s request for a six-month extension of the EE&C Plan I, to December 31, 2024. The budget for the extension period adds approximately $69 million to the original program cost and JCP&L will recover the costs of the extension period and the revenue impact of sales losses resulting therefrom through two separate tariff riders. On December 1, 2023, JCP&L filed a related petition with the NJBPU requesting approval of its EE&C Plan II, which covers the January 1, 2025 through June 30, 2027 period and has a proposed budget of approximately $964 million. EE&C Plan II consists of a portfolio of ten energy efficiency programs, one peak demand reduction program and one building decarbonization program. Under the proposal, JCP&L would recover its EE&C Plan II revenue requirements and lost revenues from reduced electricity sales associated with EE&C Plan II. Public hearings were held on June 11, 2024, and the parties are currently engaged in settlement discussions. On July 1, 2024, the NJBPU suspended the procedural schedule. A final NJBPU decision and order was required no later than October 15, 2024, however, the parties submitted a stipulation to extend this deadline to October 31, 2024, which was approved on October 15, 2024. On October 18, 2024, the parties entered into and filed with the NJBPU a stipulation of settlement, wherein the parties agreed to a budget of approximately $817 million for EE&C Plan II, including $784 million of investments that will earn a return on equity of 9.6%, with an equity ratio of 52%, and be recovered over 10 years.

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

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. On August 21, 2023, FERC approved JCP&L’s application, effective August 22, 2023. On October 31, 2023, offshore wind developer, Orsted, announced plans to cease development of two offshore wind projects in New Jersey—Ocean Wind 1 and 2—having a combined planned capacity of 2,248 MWs. Orsted’s cancellation does not affect JCP&L’s awarded projects and JCP&L is moving forward with preconstruction activities for the planned transmission infrastructure. Construction is expected to begin in 2025.

Consistent with the commitments made in its proposal to the NJBPU, JCP&L formally submitted in November 2023 the first part of its application to the DOE to finance a substantial portion of the project using low-interest rate loans available under the DOE’s Energy Infrastructure Reinvestment Program of the IRA of 2022. JCP&L submitted the second part of its two-part application on March 13, 2024, which was approved on May 17, 2024. The DOE Loan Program Office has initiated a due diligence review of the application, during which period the DOE and JCP&L will continue to negotiate the terms of the loan.

On November 9, 2023, JCP&L filed a petition for approval of its EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. JCP&L proposes EnergizeNJ will be implemented over a five-year budget period with estimated costs of approximately $935 million over the deployment period, of which, $906 million is capital investments and $29 million is operating and maintenance expenses. Under the proposal, the capital costs of EnergizeNJ would be recovered through JCP&L’s base rates via annual and semi-annual base rate adjustment filings. The 2023 base rate case stipulation that was filed on February 2, 2024, necessitated amendments to the EnergizeNJ program. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to remove the high-priority circuits that are to be addressed in the first phase of its reliability improvement plan and to include the second phase of its reliability improvement plan that is expected to further address certain high-priority circuits that require additional upgrades. EnergizeNJ, if approved as amended, will result in the investment of approximately $930.5 million of total estimated costs over five years. JCP&L and various parties are engaged in settlement discussions with respect to the pending EnergizeNJ petition.

OHIO

The Ohio Companies operate under PUCO-approved base distribution rates that became effective in 2009. The Ohio Companies operated under ESP IV through May 31, 2024, which provided for the supply of power to non-shopping customers at a market-based price set through an auction process. ESP IV also continued the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with revenue cap increases of $15 million per year through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio. Since June 1, 2024, the Ohio Companies have operated under ESP V, as modified by the PUCO, and as further described below. On October 29, 2024, the Ohio Companies filed notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. The Ohio Companies’ application is subject to PUCO review and approval.

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications. ESP V, as modified by the PUCO, became effective June 1, 2024 and continues through May 31, 2029, and provides for, among other things, the continuation of existing riders related to purchased power, transmission and uncollectibles, the continuation of the DCR rider with proposed annual revenue cap increases until new base rates are established, the continuation of the AMI rider, and the addition of new riders for storm recovery and vegetation management, with terms and conditions to be established in the base rate case. The ESP V order additionally directed the Ohio Companies to file another base distribution rate case not later than May 31, 2028, develop an electric vehicle education program to assist customers in transitioning to electric vehicles and contribute $32.5 million during the term of ESP V to fund low-income customer bill assistance programs and bill assistance for income-eligible senior citizens, which was recognized in the second quarter of 2024 within “Other operating expenses” at the Regulated Distribution segment and on FirstEnergy’s Consolidated Statements of Income. On June 14, 2024, the Ohio Companies filed an Application for Rehearing seeking greater certainty regarding the key terms of ESP V over the approved term and proposed modifications to the May 15, 2024 order. The Ohio Companies also proposed modifications to ESP V to resolve their Application for Rehearing including, among other things, a reduced three-year ESP V term, approval of certain riders over the full three-year proposed ESP V term, full recovery of investments in the DCR and proposed modifications to preserve the economic value of the order for customers, including a commitment to forego pursuit of the Ohio Companies' request for an enhanced vegetation management program in the 2024 base distribution rate case. Other parties also filed applications for rehearing. As the PUCO did not rule on any applications for rehearing within 30 days of filing, all applications for rehearing were denied by operation of law. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. The Ohio Companies’ application is subject to PUCO review and approval. The Ohio Companies expect to file an application with the PUCO for ESP VI by early next year in an effort to align with the ongoing base distribution rate case proceedings.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual annual amount each year using this method. Additionally, the Ohio Companies request recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony. On July 31, 2024, the Ohio Companies filed an update that adjusted the net increase in base distribution revenues to approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. The Ohio Companies would expect to update their application for an increase in base distribution rates after the PUCO issues its order with respect to the Ohio Companies’ withdrawal of ESP V.

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

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the expanded DCR rider audit proceeding described below. Evidentiary hearings are scheduled to begin February 3, 2025.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directed the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the DCR rider audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On September 30, 2024, the third-party auditor’s report was filed. The audit examined 53 payments totaling approximately $75 million made in support of the passage of HB 6 and subsequent referendum efforts, and concluded that less than $5 million was allocated to the Ohio Companies. The audit report affirmed the Ohio Companies’ conclusion in its August 6, 2021 filing that a rate impact of less than $15 thousand was charged to the Ohio Companies’ pole attachment customers associated with political and charitable spending in support of HB 6. On October 22, 2024, parties filed comments on the audit report.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On September 20, 2024, intervenors filed testimony recommending fines for alleged violations of the Ohio corporate separation requirements. Evidentiary hearings were held on October 9 and 10, 2024; the scope of the hearings excluded allegations involving activities related to the passage of HB 6 and the former PUCO chairman, which will be addressed at a later time. To the extent the PUCO ultimately accepts the intervenors’ recommendations and issues a fine to the Ohio Companies, FirstEnergy does not expect any such fine to be material to FirstEnergy.

On September 3, 2024, the Ohio Companies filed an application to amend their corporate separation plan to incorporate certain recommendations from prior audit reports, which include, but are not limited to, improving non-regulated competitive employees’ physical space and access to data, updating and implementing a process to annually review the cost allocation manual, developing state specific codes of conduct practices, and implementing additional training related to the cost allocation manual and the state codes of conduct. On October 24, 2024, the administrative law judge issued an entry suspending automatic approval of the amended corporate separation plan and establishing a procedural schedule.

In connection with an ongoing annual audit of the Ohio Companies’ DCR rider for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through the DCR rider or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, and further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement. Evidentiary hearings are scheduled to begin February 3, 2025.

On March 1, 2024, the Attorney Examiner issued an Entry in all four PUCO investigations that, among other things, precluded taking or offering the testimony of Charles E. Jones, Michael J. Dowling, or the now-deceased, former chairman of the PUCO through deposition or other means, or requiring these individuals to produce documents, in any PUCO proceeding, until otherwise ordered.

On September 22, 2023, OCC filed an application for rehearing challenging the PUCO’s August 23, 2023, order to stay the pending HB 6 related matters above, which the PUCO denied on October 18, 2023. On November 17, 2023, OCC filed an application for rehearing challenging the October 18, 2023 entry to the extent the PUCO decided not to stay pending proceedings regarding ESP V as well as phases one and two of the Ohio Companies’ distribution grid modernization plans. On November 27, 2023, the Ohio Companies filed a memorandum contra OCC’s application for rehearing. As the PUCO did not rule on OCC’s November 17, 2023 application for rehearing within 30 days of filing, the application for rehearing was denied by operation of law.

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

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for accelerated infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On July 22, 2024, FE PA filed its application with the PPUC seeking approval for the next phase of its LTIIP program, which is expected to result in approximately $1.6 billion in investments, with approximately $1.4 billion of such investments going in service during the five-year period beginning January 1, 2025 and ending December 31, 2029.

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

On April 2, 2024, FE PA filed a base rate case with the PPUC, based on a projected 2025 annual test year. The rate case requests a net increase in base distribution revenues of approximately $502 million with a return on equity of 11.3% and capital structure of 46.2% debt and 53.8% equity, and reflects a roll-in of several current riders such as DSIC, Tax Act and smart meter. The increase represents an overall net average rate increase in FE PA rates by approximately 7.7%, and a 10.5% average residential rate increase. Key components of the base rate case filing include a proposal to change pension recovery from average cash contributions to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension expense requested in the proceeding and the actual annual amount each year using this method. Additionally, FE PA requested an enhanced ten-year vegetation management program and recovery of certain incurred costs, including major storms, COVID-19, a program to convert streetlights to LEDs, and others. On September 13, 2024, FE PA and the active parties to the proceeding filed a joint settlement agreement requesting that the administrative law judges to approve FE PA’s requested distribution base rate case increase subject to the terms and conditions of the settlement, which includes, among other things, an annual net revenue increase of $225 million. Other key components of the settlement agreement include recovery of costs incurred for storms and COVID-19, additional cost recovery of ongoing storm costs, inspection and maintenance of overhead lines and transformers, and rate case expenses, as well as an enhanced vegetation management program. On October 15, 2024, the administrative law judges issued a decision recommending that the PPUC approve, without modification, the September 13, 2024 settlement agreement. The settlement agreement is pending PPUC approval. A PPUC decision is expected in December 2024, with new rates becoming effective in January 2025.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is typically updated annually.

On August 31, 2023, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $167.5 million beginning January 1, 2024, which represented a 9.9% increase in overall rates. This increase, which was driven primarily by higher fuel expenses, included the approximate $92 million carried over from the 2022 ENEC proceeding and a portion of the approximately $267 million under recovery balance at the end of the review period (July 1, 2022 to June 30, 2023). The remaining $75.6 million of the under recovery balance not recovered in 2024 was to be deferred for collection during 2025, with an annual carrying charge of 4%. A hearing was held on November 30, 2023, at which time a joint stipulation for settlement that was agreed to by all but one party was presented to the WVPSC. The settlement provided for a net $55.4 million increase in ENEC rates beginning March 27, 2024 with the net deferred ENEC balance of approximately $184 million to be recovered from 2025 through 2026. There will be no 2024 ENEC case unless MP and PE over or under recover by more than $50 million from January through June 2024 and a party elects to invoke a case filing, neither of which occurred. An order was issued on March 26, 2024 approving the settlement without modification and rates became effective on March 27, 2024. MP and PE will file their next ENEC filing on or before September 1, 2025.

On April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, a tariff to offer solar power on a voluntary basis to West Virginia customers and requiring MP and PE to subscribe at least 85% of the planned 50 MWs of solar generation before seeking approval for surcharge cost recovery. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved solar power tariff. On April 24, 2023, MP and PE sought approval for surcharge cost recovery from the WVPSC for three of the five solar sites, representing 30 MWs of generation. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites. The surcharge went into effect January 1, 2024. The first solar generation site went into service in January 2024 and the second solar generation site went into service in September 2024. Construction of the remaining sites are expected to be completed by the end of 2025 at a total investment cost of approximately $110 million.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE were seeking to increase depreciation expense by approximately $76 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established. On August 22, 2023, a unanimous settlement of the case was filed recommending a $33 million per year increase in depreciation expense, effective April 1, 2024. An order from the WVPSC was issued on March 26, 2024 approving the settlement without modification and new depreciation rates became effective on April 1, 2024.

On May 31, 2023, MP and PE filed a base rate case with the WVPSC requesting a total revenue increase of approximately $207 million utilizing a test year of 2022 with adjustments plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. Among other things, the increase included the approximate $75 million requested in a depreciation case filed on January 13, 2023 and described above, and amounts to support a new low-income customer advocacy program, storm restoration work and service reliability investments. On January 23, 2024, MP, PE and various parties filed a joint settlement agreement with the WVPSC, which recommended a base rate increase of $105 million, inclusive of the $33 million increase in depreciation expense, but deferred issues related to a change in the net energy metering credit. Additionally, the settlement included a new low-income customer advocacy program, a pilot program for service reliability investments and recovery of costs related to storm restoration, retired generation assets and COVID-19. The settlement did not include the request to establish a regulatory asset (or liability) for recovery (or refund) associated with pension and OPEB expense, however, it did not preclude MP and PE from pursuing that in a future separate proceeding. On February 16, 2024, interested parties filed a settlement on the net energy metering credit for consideration by the WVPSC. An order was issued on March 26, 2024 approving the $105 million increase and accepting the settlements with slight non-material modifications with new rates going into effect on March 27, 2024. Additionally, due to the order including approval by the WVPSC to recover certain costs associated with retired generation assets, MP recognized a $60 million pre-tax benefit in the first quarter of 2024 to establish a regulatory asset.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy had implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy recorded in the third quarter of 2022 approximately $45 million ($34 million after-tax) in expected customer refunds, plus interest, due to its wholesale transmission customers and reclassified approximately $195 million of certain transmission capital assets to operating expenses for the audit period, of which $90 million ($67 million after-tax) are not expected to be recoverable and impacted FirstEnergy’s earnings since they relate to costs capitalized during stated transmission rate time periods. FirstEnergy is currently recovering approximately $105 million of costs reclassified to operating expenses in its transmission formula rate revenue requirements, of which $85 million of costs have been recovered as of September 30, 2024. These reclassifications also resulted in a reduction to the Regulated Transmission segment’s rate base by approximately $160 million, which is not expected to materially impact FirstEnergy or the segment’s future earnings. The expected wholesale transmission customer refunds were recognized as a reduction to revenue, and the amount of reclassified transmission capital assets that are not expected to be recoverable were recognized within “Other operating expenses” at the Regulated Transmission segment and on FirstEnergy’s Consolidated Statements of Income. Furthermore, FirstEnergy’s Electric Companies are in the process of addressing the outcomes of the FERC Audit with the applicable state commissions and proceedings, which includes seeking continued rate base treatment of approximately $200 million of certain corporate support costs allocated to distribution capital assets in Ohio and Pennsylvania.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024, the FERC Office of Enforcement issued a set of data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. In addition, on September 26, 2024, the FERC Office of Energy Market Regulation issued data requests to FirstEnergy, which was also related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. If the FERC Office of Energy Market Regulation and the FERC Office of Enforcement were to successfully challenge the recovery of the 2022 reclassified operating expenses and formula transmission rates it could have material adverse effect on FirstEnergy financial conditions, result of operations, and cash flows. In addition, on September 10, 2024, the FERC Office of Enforcement issued a second set of data requests related to the classification and recovery of a since terminated fuel consulting contract, to which FirstEnergy replied.

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

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis.

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

As of September 30, 2024, outstanding guarantees and other assurances aggregated $978 million, consisting of parental guarantees on behalf of its consolidated subsidiaries ($517 million) and other assurances ($461 million).
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

As of September 30, 2024, $160 million of collateral, mainly in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $35 million of net cash collateral as of September 30, 2024, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2024:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$66	$1	$67
Surety bonds (collateralized amount)(1)	97	79	176
Total Exposure from Contractual Obligations	$163	$80	$243
(1) Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $38 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule, which proposed stringent GHG emissions limitations based on fuel type and unit retirement date, was issued as final by the EPA on April 25, 2024. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a

Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. On July 19, 2024, the D.C. Circuit denied the stay motions and on July 23 and 26, 2024 the aggrieved petitioners filed emergency stay applications to the U.S. Supreme Court. Depending on the outcome of any appeals, compliance with these standards could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Group filed a motion to stay the Rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions have been consolidated and will be reviewed by the U.S. Court of Appeals for the Eighth Circuit Court. Depending on the outcome of appeals and how final revised rules are ultimately implemented, compliance with these standards could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. FirstEnergy is currently assessing the impact of the final rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. As of September 30, 2024, AE Supply continues to operate the dry landfill adjacent to McElroy’s Run as a disposal facility for Pleasants Power Station. AE Supply continues to evaluate closure options for McElroy’s Run, including the potential transfer of the site and remediation obligations to a third-party, as well as other interpretation changes to its closure plans. As a result, during the second quarter of 2024, AE Supply reviewed its ARO and future expected costs to remediate McElroy’s Run and the adjacent dry landfill, resulting in an increase to the ARO liability and corresponding increase to “Other operating expense” of $87 million, which is further described above in Note 8, “Asset Retirement Obligations.”

On May 8, 2024, the EPA finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments. The rule extends 2015 CCR Rule requirements for groundwater monitoring and protection, operational and reporting procedures as well as closure requirements to impoundments and landfills that were not originally included for coverage by the 2015 CCR Rule. Furthermore, the EPA’s interpretations of the EPA CCR regulations continue to evolve through enforcement and other regulatory actions. FirstEnergy is currently assessing the potential impacts of the final rule, including a review of additional sites to which the new rule might be applicable. Depending on the outcome of appeals and the ultimate implementation of the final rule, compliance with these standards could require remedial actions, including removal of coal ash. See Note 8, “Asset Retirement Obligations,” above for a description of the $125 million increase to its ARO FirstEnergy recorded during the second quarter of 2024 as a result of its analysis. During the third quarter of

2024, FirstEnergy determined that an additional site became applicable under the CCR rules, which resulted in a $25 million increase to the ARO, with a corresponding increase to the asset retirement cost.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of September 30, 2024 based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $96 million have been accrued through September 30, 2024, of which approximately $69 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

United States v. Larry Householder, et al.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In March 2023, a jury found Mr. Householder and his co-defendant, Matthew Borges, guilty and in June 2023, the two were sentenced to prison for 20 and five years, respectively. Messrs. Householder and Borges have appealed their sentences. Also, on July 21, 2020, and in connection with the U.S. Attorney’s Office’s investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the Southern District Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020.

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA requires that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, which shall consist of (x) $115 million paid by FE to the United States Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021 and paid in the third quarter of 2021. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information.

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers relating to the conduct described in the DPA. On April 28, 2021, July 11, 2022, and May 25, 2023, the SEC issued additional subpoenas to FE, with which FE has complied. FirstEnergy cooperated fully with the SEC investigation, and on September 12, 2024, the SEC issued a settlement order that concluded and resolved the investigation in its entirety. Under the terms of the settlement, FE agreed to pay a civil penalty of $100 million and to cease and desist from committing or causing any violations and any future violations of specified provisions of the federal securities laws and rules promulgated thereunder. The civil penalty was paid on September 25, 2024. FE previously recognized a loss contingency of $100 million in the second quarter of 2024 at Corporate/Other for segment reporting.

On June 29, 2023, the OOCIC served FE a subpoena, seeking information relating to the conduct described in the DPA. FirstEnergy was not aware of the OOCIC’s investigation prior to receiving the subpoena and understood that the OOCIC’s investigation was also focused on the conduct described in the DPA, other than with respect to the March 25, 2024, felony indictment of Mr. Householder brought in Cuyahoga County, Ohio. FirstEnergy is cooperating with the OOCIC in its investigation.

On February 12, 2024, and in connection with the OOCIC’s ongoing investigation, an indictment by a grand jury of Summit County, Ohio was unsealed against the now-deceased, former chairman of the PUCO, and two former FirstEnergy senior officers, Charles E. Jones, and Michael J. Dowling, charging each of them with several felony counts, including bribery, telecommunications fraud, money laundering and aggravated theft, related to payments described in the DPA. On August 12, 2024, FirstEnergy entered into a settlement with the OOCIC, the Ohio Attorney General’s Office, and the Summit County Prosecutor’s Office to resolve both the investigation and State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp., noted below. The settlement includes, among other things, a non-prosecution agreement and a payment of $19.5 million by FE, which was recorded as a loss contingency in the second quarter of 2024 at Corporate/Other for segment reporting. The settlement payment was paid on August 16, 2024.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the U.S. Court of Appeals for the Sixth Circuit seeking to appeal that order; the Sixth Circuit granted FE’s petition on November 16, 2023, and heard oral argument on July 17, 2024. On November 30, 2023, FE filed a motion with the S.D. Ohio to stay all proceedings pending that circuit court appeal. Discovery was stayed during the pendency of that motion to stay all proceedings and on August 20, 2024, the S.D. Ohio denied FE’s motion and lifted the stay as to fact discovery. On July 29, 2024, FE filed in the U.S. Court of Appeals for the Sixth Circuit a Petition for Writ of Mandamus asking the Sixth Circuit to direct the district court to deny plaintiffs’ motion to compel disclosure of FE’s privileged internal investigation materials. On September 11, 2024, FE filed in the U.S. Court of Appeals for the Sixth Circuit a motion to stay discovery of the privileged internal investigation materials pending resolution of the Petition for Writ of Mandamus. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act and related claims in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero, and no additional customer bills will include new decoupling rider charges after February 8, 2021. On August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit. This matter was stayed through a criminal trial in United States v. Larry Householder, et al. described above, but resumed pursuant to an order, dated March 15, 2023. On July 31, 2023, FE and other defendants filed motions to dismiss in part the OAG’s amended complaint, which the OAG opposed. On February 16, 2024, the OAG moved to stay discovery in the case in light of the February 9, 2024, indictments against defendants in this action, which the court granted on March 14, 2024. As described above, FE reached a settlement with the OAG of this civil action and the OOCIC investigation, which resolves this civil action. FE recognized a loss contingency of $19.5 million in the second quarter of 2024, which was paid on August 16, 2024.

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
11. SEGMENT INFORMATION

On January 1, 2024, FirstEnergy changed its reportable segments as follows, and continues to evaluate segment performance based on earnings attributable to FE from continuing operations:

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

The segment reporting structure was modified to increase transparency for leadership and investors, simplify the presentation to corresponding legal entities, and align FirstEnergy’s earnings, cash flows and balance sheets at the business unit level. In accordance with GAAP, the modification to the segments in the first quarter of 2024 resulted in a transfer of goodwill between the segments based on the relative fair value of the reporting units, and as such, the segment goodwill balances do not necessarily represent the goodwill balances of the specific legal entities within the segments. The external segment reporting is consistent with the internal financial reports used by FirstEnergy's Chief Executive Officer (its CODM) to regularly assess performance of the business and allocate resources. Disclosures for FirstEnergy's reportable operating segments for 2023 have been reclassified to conform to the current presentation reflecting the new reportable segments.

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

The Integrated segment includes the distribution and transmission operations under JCP&L, MP and PE, as well as MP’s regulated generation operations, representing $8.7 billion in 2023 rate base. The Integrated segment distributes electricity to approximately two million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,604 MWs of regulated net maximum generation capacity located primarily in West Virginia and Virginia. The segment will also include MP and PE’s 50 MWs of solar generation at five sites in West Virginia once complete. The first two solar generation sites were completed and placed in-service in January and September 2024, representing 24 MWs of net maximum generation capacity. Construction of the remaining three sites is expected to be completed no later than the end of 2025. The remaining three sites are expected to provide 26 MWs of net maximum generation capacity.

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
Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. Also included in Corporate/Other for segment reporting is 67 MWs of net maximum generation capacity, representing AE Supply’s OVEC capacity entitlement. As of September 30, 2024, Corporate/Other had approximately $6.1 billion of FE’s holding company debt.

Financial information for FirstEnergy’s reportable segments and reconciliations to consolidated amounts is presented below:

(In millions) For the Three Months Ended	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated

September 30, 2024
External revenues	$1,806	$1,451	$470	$3,727	$2	$—	$3,729
Internal revenues	11	1	5	17	—	(17)	—
Total revenues	$1,817	$1,452	$475	$3,744	$2	$(17)	$3,729
Depreciation	163	132	84	379	21	—	400
Amortization (deferral) of regulatory assets, net	(55)	20	2	(33)	—	—	(33)
Equity method investment earnings	—	—	—	—	21	—	21
Interest expense	106	62	70	238	80	(42)	276
Income taxes (benefits)	34	36	40	110	(16)	—	94
Earnings (losses) attributable to FE from continuing operations	193	197	72	462	(43)	—	419
Cash Flows from Investing Activities:
Capital investments	$289	$382	$299	$970	$34	$—	$1,004

September 30, 2023
External revenues	$1,786	$1,266	$434	$3,486	$1	$—	$3,487
Internal revenues	9	—	5	14	—	(14)	—
Total revenues	$1,795	$1,266	$439	$3,500	$1	$(14)	$3,487
Depreciation	155	116	77	348	18	—	366
Amortization (deferral) of regulatory assets, net	(124)	(17)	1	(140)	—	—	(140)
Equity method investment earnings	—	—	—	—	43	—	43
Interest expense	100	67	62	229	87	(27)	289
Income taxes (benefits)	46	12	33	91	(62)	—	29
Earnings attributable to FE from continuing operations	175	145	100	420	1	—	421
Cash Flows from Investing Activities:
Capital investments	$233	$312	$289	$834	$14	$—	$848

For the Nine Months Ended
September 30, 2024
External revenues	$5,202	$3,721	$1,367	$10,290	$6	$—	$10,296
Internal revenues	30	4	14	48	—	(48)	—
Total revenues	$5,232	$3,725	$1,381	$10,338	$6	$(48)	$10,296
Depreciation	486	386	249	1,121	57	—	1,178
Amortization (deferral) of regulatory assets, net	(152)	(58)	5	(205)	—	—	(205)
Equity method investment earnings	—	—	—	—	64	—	64
Interest expense	331	198	201	730	281	(145)	866
Income taxes (benefits)	96	107	141	344	(50)	—	294
Earnings (losses) attributable to FE from continuing operations	$426	$387	$237	$1,050	$(333)	$—	$717
Cash Flows from Investing Activities:
Capital investments	$758	$1,045	$875	$2,678	$58	$—	$2,736

September 30, 2023
External revenues	$5,209	$3,247	$1,262	$9,718	$6	$—	$9,724
Internal revenues	30	3	13	46	—	(46)	—
Total revenues	$5,239	$3,250	$1,275	$9,764	$6	$(46)	$9,724
Depreciation	464	343	226	1,033	55	—	1,088
Amortization (deferral) of regulatory assets, net	(174)	(85)	6	(253)	—	—	(253)

Equity method investment earnings	—	—	—	—	134	—	134
Interest expense	290	187	179	656	248	(76)	828
Income taxes (benefits)	122	43	102	267	(74)	—	193
Earnings (losses) attributable to FE from continuing operations	$506	$290	$301	$1,097	$(149)	$—	$948
Cash Flows from Investing Activities:
Capital investments	$662	$824	$747	$2,233	$33	$—	$2,266

As of September 30, 2024
Total assets	$19,795	$18,082	$13,363	$51,240	$1,879	$(2,363)	$50,756
Total goodwill(1)	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
As of December 31, 2023
Total assets	$19,235	$17,466	$12,142	$48,843	$2,372	$(2,448)	$48,767
Total goodwill(1)	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
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

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Company Overview

FirstEnergy is dedicated to integrity, safety, reliability and operational excellence and is principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. Its electric distribution companies form one of the nation's largest investor-owned electric systems, serving over six million customers in Ohio, Pennsylvania, New Jersey, West Virginia, Maryland and New York. FirstEnergy’s transmission subsidiaries operate more than 24,000 miles of transmission lines that connect the Midwest and Mid-Atlantic regions and two regional transmission operation centers. AGC and MP control 3,604 MWs of net maximum generation capacity.

PA Consolidation

On January 1, 2024, FirstEnergy consolidated the Pennsylvania Companies into FE PA, including OE subsidiary Penn, rendering FE PA a new, single operating entity and the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. As of January 1, 2024, FE PA is FE’s only regulated distribution power company in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. FE PA serves an area with a population of approximately 4.5 million and operates under the rate districts of the former Pennsylvania Companies. FirstEnergy continues to evaluate the legal, financial, operational and branding benefits of consolidating the Ohio Companies into a single Ohio power company.

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

The Integrated segment includes the distribution and transmission operations under JCP&L, MP and PE, as well as MP’s regulated generation operations, representing $8.7 billion in 2023 rate base. The Integrated segment distributes electricity to approximately two million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,604 MWs of regulated net maximum generation capacity located primarily in West Virginia and Virginia. The segment will also include MP and PE’s 50 MWs of solar generation at five sites in West Virginia once complete. The first two solar generation sites were completed and placed in-service in January and September 2024, representing 24 MWs of net maximum generation capacity. Construction of the remaining three sites is expected to be completed no later than the end of 2025. The remaining three sites are expected to provide 26 MWs of net maximum generation capacity.
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
Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Additionally, reconciling adjustments for the elimination of inter-segment transactions are included in Corporate/Other. Also included in Corporate/Other for segment reporting is 67 MWs of net maximum generation capacity, representing AE Supply’s OVEC capacity entitlement. As of September 30, 2024, Corporate/Other had approximately $6.1 billion of FE’s holding company debt.

FirstEnergy believes that this segment reporting serves to provide:
•Greater transparency into our business unit performance;
•Alignment with our cash flow, credit metrics, balance sheet and earnings to the companies comprising each segment;
•Simplification of our segment reporting so that each entire entity resides within a segment; and
•Consistency with peers.
FET Equity Interest Sale
On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The FET Equity Interest Sale closed on March 25, 2024 and FET continues to be consolidated in FirstEnergy’s financial statements. The purchase price was paid in part by the issuance of two promissory notes at closing having an aggregate principal amount of $1.2 billion with: (i) one promissory note having an aggregate principal amount of $750 million, at an interest rate of 5.75% per annum, with a maturity date of September 25, 2025 and (ii) one promissory note having an aggregate principal amount of $450 million, at an interest rate of 7.75% per annum, with a maturity date of December 31, 2024. The remaining $2.3 billion of the purchase price was paid in cash at closing. On July 17, 2024, Brookfield paid FE approximately $1.2 billion in full satisfaction of the promissory notes. Interest income associated with the promissory notes was $24 million for the nine months ended September 30, 2024 and is reported within “Miscellaneous income, net” on FirstEnergy’s Consolidated Statements of Income. As a result of the consummation of the transaction, Brookfield’s interest in FET increased from 19.9% to 49.9%, while FE retained the remaining 50.1% ownership interests of FET.
Asset Retirement Obligations

On May 8, 2024, the EPA finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments. The rule extends 2015 CCR rule requirements for groundwater monitoring and protection procedures, operational and reporting procedures as well as closure requirements for impoundments and landfills that were not originally included for coverage by the 2015 CCR rule. In anticipation of such expenditures, FirstEnergy performed a preliminary assessment of former CCR disposal sites and calculated an initial estimate applying historical experience in remediating comparable sites. As a result, FirstEnergy recorded a $125 million increase to its ARO during the second quarter of 2024, of which $120 million is included in “Other operating expenses” on the Consolidated Statements of Income and was not capitalized as an asset retirement cost since the associated plants do not have future cash flows. During the third quarter of 2024, FirstEnergy determined that an additional site became applicable under the CCR rules, which resulted in a $25 million increase to the ARO, with a corresponding increase to the asset retirement cost.

In addition, on November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. As of September 30, 2024, AE Supply continues to operate the dry landfill adjacent to McElroy’s Run as a disposal facility for Pleasants Power Station. AE Supply continues to evaluate closure options for McElroy’s Run, including the potential transfer of the site and remediation obligations to a third-party, as well as other interpretation changes to its closure plans. As a result, during the second quarter of 2024, AE Supply reviewed its ARO and future expected costs to remediate McElroy’s Run and the adjacent dry landfill, resulting in an increase to the ARO liability and corresponding increase to Other Operating expense of $87 million, which is further described above in Note 8, “Asset Retirement Obligations.”

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

•    On July 26, 2024, FE, Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc. and Transource Energy, LLC, a subsidiary of American Electric Power, Inc. entered into a joint proposal agreement in connection with PJM’s Regional Transmission Expansion Plan Open Window 1 process in September 2024. Pursuant to such joint proposal agreement, FE (through the subsidiaries of FET), Virginia Electric and Power Company and Transource Energy, LLC jointly proposed certain regional electric transmission projects for PJM's consideration during the Open Window process. PJM is expected to approve selected projects in the first quarter of 2025.

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

•On April 5, 2023, the Ohio Companies sought approval from the PUCO for its ESP V. The proposed plan would maintain an eight-year term beginning June 1, 2024, and seeks to continue riders recovering costs associated with distribution infrastructure investments and approved grid modernization investments. ESP V additionally proposes new riders that would support reliability, and includes provisions supporting affordability and enhancing the customer experience. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which are described below in “Outlook - State Regulation - Ohio”. On June 14, 2024, the Ohio Companies filed an Application for Rehearing, which was denied by operation of law as the PUCO did not rule on the applications for rehearing within 30 days of filing. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. The Ohio Companies’ application is subject to PUCO review and approval. The Ohio Companies expect to file an application with the PUCO for ESP VI by early next year in an effort to align with the ongoing base distribution rate case proceedings.

•On December 1, 2023, JCP&L filed a petition with the NJBPU requesting approval of its EE&C Plan II, which covers the January 1, 2025 through June 30, 2027 period and has a proposed budget of approximately $964 million. Public hearings were held on June 11, 2024, and the parties are currently engaged in settlement discussions. On July 1, 2024, the NJBPU suspended the procedural schedule. A final NJBPU decision and order was required no later than October 15, 2024, however, the parties submitted a stipulation to extend this deadline to October 31, 2024, which was approved on October 15, 2024. On October 18, 2024, the parties entered into and filed with the NJBPU a stipulation of settlement, wherein the parties agreed to a budget of $816.9 million for EE&C Plan II, including $784 million of investments that will earn a return on equity of 9.6%, with an equity ratio of 52%, and be recovered over 10 years. The NJBPU is expected to address this matter at its October 30, 2024 meeting.

•On November 9, 2023, JCP&L filed a petition for approval of its EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to remove the high-priority circuits that are to be addressed in the first phase of its reliability improvement plan and to include the second phase of its reliability improvement plan that is expected to further address certain high-priority circuits that require additional upgrades. EnergizeNJ, if approved as amended, will result in the investment of approximately $930.5 million of total estimated costs over five years. JCP&L and various parties are engaged in settlement discussions with respect to the pending EnergizeNJ petition.

•On April 2, 2024, FE PA filed a base rate case with the PPUC seeking a net increase in base distribution revenues of approximately $502 million with a return on equity of 11.3% and capital structure of 46.2% debt and 53.8% equity, and reflects a roll-in of several current riders such as DSIC, Tax Act, and smart meter. Additionally, FE PA requests an enhanced ten year vegetation management program and recovery of certain incurred costs, including the impact of major storms, COVID-19, a program to convert streetlights to LEDs, and others. On September 13, 2024, FE PA and the active parties to the proceeding filed a joint settlement agreement requesting that the administrative law judges to approve FE PA’s requested distribution base rate case increase subject to the terms and conditions of the settlement, which includes, among other things, an annual net revenue increase of $225 million. Other key components of the settlement agreement includes recovery of costs incurred for storms and COVID-19, additional cost recovery of ongoing storm costs, inspection and maintenance of overhead lines and transformers, and rate case expenses, as well as an enhanced vegetation management program. On October 15, 2024, the administrative law judges issued a decision recommending that the PPUC approve, without modification, the September 13, 2024 settlement agreement. The settlement agreement is pending PPUC approval. A PPUC decision is expected in December 2024, with new rates becoming effective in January 2025.

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

•On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates, based on a 2024 calendar year test period ending May 31, 2024. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, and reflects a roll-in of current riders such as DCR and AMI. The net increase represents a 1.5% average residential monthly bill increase. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual annual amount each year using this method. Additionally, the Ohio Companies request recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony and expect by the end of October 2024 to file an update with an adjusted net increase of base distribution revenues and incorporating matters in the rate case as directed by the PUCO’s ESP V order. The Ohio Companies would expect to update their application for an increase in base distribution rates after the PUCO issues its order with respect to the Ohio Companies’ withdrawal of ESP V.

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

Currently, emissions from our West Virginia power stations – Fort Martin and Harrison – serve as the primary source of our Scope 1 emissions – representing approximately 99% of our overall GHG emissions as of December 31, 2023 – and greatly outnumber the emissions from our transmission and distribution operations. We have publicly stated through various filings with the WVPSC that the end of useful life date is 2035 for Fort Martin and 2040 for Harrison. These dates are based on our assessment of when it is projected to no longer be cost effective and beneficial to customers to make the capital investments needed to keep these facilities operating effectively and in compliance with evolving environmental regulations, and are subject to our ongoing evaluation of finalized EPA rules relating to CCR regulations that are discussed elsewhere in this Form 10-Q. In 2025, FirstEnergy plans to submit an Integrated Resource Plan to the WVPSC that will include our analysis of market conditions and identify how we believe we can best fulfill our obligation to supply our generation customers with reliable and cost-effective energy through 2040 (a requirement every five years in the state of West Virginia).

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

On February 9, 2022, FE, acting through the SLC, agreed to a settlement term sheet to resolve multiple shareholder derivative lawsuits that were filed in the S.D. Ohio, the N.D. Ohio, and the Ohio Court of Common Pleas, Summit County, each relating to the allegations against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. On March 11, 2022, the parties executed a stipulation and agreement of settlement, and filed a motion the same day requesting preliminary settlement approval in the S.D. Ohio, which was granted on May 9, 2022. On August 23, 2022, the S.D. Ohio granted final approval of the settlement, which was subsequently appealed. On February 16, 2024, the U.S. Court of Appeals for the Sixth Circuit affirmed the district court’s final settlement approval. All appeal options were exhausted on May 16, 2024, and the judgment and settlement became final, resolving the derivative lawsuits. On May 17, 2024, the N.D. Ohio granted the parties’ motion to dismiss based upon the approval of the settlement by the S.D. Ohio. The state court action was also dismissed on September 2, 2022.

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

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers relating to the conduct described in the DPA. On April 28, 2021, July 11, 2022, and May 25, 2023, the SEC issued additional subpoenas to FE, with which FE has complied. FirstEnergy cooperated fully with the SEC investigation, and on September 12, 2024, the SEC issued a settlement order that concluded and resolved the investigation in its entirety. Under the terms of the settlement, FE agreed to pay a civil penalty of $100 million and to cease and desist from committing or causing any violations and any future violations of specified provisions of the federal securities laws and rules promulgated thereunder. The civil penalty was paid on September 25, 2024. FE previously recognized a loss contingency of $100 million in the second quarter of 2024 at Corporate/Other for segment reporting.

On June 29, 2023, the OOCIC served FE a subpoena, seeking information relating to the conduct described in the DPA. FirstEnergy was not aware of the OOCIC’s investigation prior to receiving the subpoena and understood that the OOCIC’s investigation was also focused on the conduct described in the DPA, other than with respect to the March 25, 2024, felony indictment of Mr. Householder brought in Cuyahoga County, Ohio. FirstEnergy is cooperating with the OOCIC in its investigation. On February 12, 2024, and in connection with the OOCIC’s ongoing investigation, an indictment by a grand jury of Summit County, Ohio was unsealed against the now-deceased, former chairman of the PUCO, and two former FirstEnergy senior officers, Charles E. Jones, and Michael J. Dowling, charging each of them with several felony counts, including bribery, telecommunications fraud, money laundering and aggravated theft, related to payments described in the DPA. On August 12, 2024, FirstEnergy entered into a settlement with the OOCIC, the Ohio Attorney General’s Office, and the Summit County Prosecutor’s Office to resolve both the investigation and State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp., noted below. The settlement includes, among other things, a non-prosecution agreement and a payment of $19.5 million, which was recorded as a loss contingency in the second quarter of 2024 in FirstEnergy’s Consolidated Statements of Income at Corporate/Other for segment reporting. The civil penalty was paid on August 16, 2024.

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

FIRSTENERGY’S CONSOLIDATED RESULTS OF OPERATIONS
Third Quarter of 2024 Compared with Third Quarter of 2023

(In millions)	For the Three Months Ended September 30,
	2024	2023	Increase (Decrease)

Revenues	$3,729	$3,487	$242	7%

Operating expenses	(3,002)	(2,821)	181	6%

Other expenses, net	(167)	(196)	(29)	(15)%

Income taxes	(94)	(29)	65	224%

Income attributable to noncontrolling interest	(47)	(20)	27	135%

Earnings attributable to FE from continuing operations	$419	$421	$(2)	—%

Earnings attributable to FE from continuing operations was $419 million or $0.73 per share (basic and diluted) in the third quarter of 2024 compared to $421 million or $0.74 per basic share ($0.73 diluted) in the third quarter of 2023, representing a decrease of $2 million that was primarily due to the following:

•An impairment charge related to the Akron general office in 2024;
•Lower revenues associated with changes to the Ohio DCR as a result of the PUCO’s ESP V order that became effective June 1, 2024;
•The dilutive effect of the FET Equity Interest Sale that closed in March 2024;
•Higher non-deferred storm restoration expenses and planned vegetation management costs;
•Lower investment earnings related to FEV’s equity method investment in Global Holding; and
•A higher effective tax rate due to the absence of discrete tax benefits related to the reduction in state income taxes and release of a valuation allowance recognized in 2023, partially offset by discrete tax benefits associated with certain equity method investments and remeasurement of excess deferred income taxes in 2024.

These factors were partially offset by the following:
•Higher customer demand and usage as a result of the weather;
•Lower labor and benefits expenses, including those associated with the PEER program and separation-related costs;
•The implementation of base rate cases in Maryland, New Jersey, and West Virginia;
•Increased earnings as a result of regulated investment programs that increased rate base;
•Lower interest expense primarily due to the redemption of certain FE long-term debt and lower short-term borrowings; and
•Higher interest income related to the FET Equity Interest Sale promissory notes.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries(1)	2024	2023	Increase	2024	2023	Increase (Decrease)
Residential	15,415	14,954	3.1%	15,078	15,293	(1.4)%
Commercial(2)	10,680	10,471	2.0%	10,563	10,559	—%
Industrial	13,630	13,345	2.1%	13,630	13,345	2.1%
Total Electric Distribution MWh Deliveries	39,725	38,770	2.5%	39,271	39,197	0.2%
(1) Reflects the reclassification of certain Pennsylvania customers from Industrial to Commercial. Due to the January 2024 consolidation of the Pennsylvania Companies, certain customers are required to be classified as Commercial effective June 1, 2024. The MWh deliveries prior to the effective date have been adjusted for comparability.
(2) Includes street lighting.

Residential and commercial distribution deliveries were impacted by higher customer usage as a result of the weather. Cooling degree days in the third quarter of 2024 were 15% above the same period of 2023 and 7% above normal.

First Nine Months of 2024 Compared with First Nine Months of 2023

(In millions)	For the Nine Months Ended September 30,
	2024	2023	Increase (Decrease)

Revenues	$10,296	$9,724	$572	6%

Operating expenses	(8,534)	(8,026)	508	6%

Other expenses, net	(637)	(500)	137	27%

Income taxes	(294)	(193)	101	52%

Income attributable to noncontrolling interest	(114)	(57)	57	100%

Earnings attributable to FE from continuing operations	$717	$948	$(231)	(24)%

Earnings attributable to FE from continuing operations was $717 million or $1.25 per basic share ($1.24 diluted) in the first nine months of 2024 compared to $948 million or $1.66 per basic share ($1.65 diluted) in the first nine months of 2023, representing a decrease of $231 million that was primarily due to the following:

•Charges related to changes in ARO liabilities associated with final CCR rules and changes in future expected costs to remediate McElroy’s Run;
•A civil penalty resulting from the SEC investigation and a settlement with the OOCIC investigations as further discussed below in “Outlook - Other Legal Proceedings”;
•An impairment charge related to the Akron general office in the third quarter of 2024;
•Lower revenues associated with changes to the Ohio DCR as a result of the PUCO’s ESP V order that became effective June 1, 2024;
•Higher non-deferred storm restoration expenses and planned vegetation management costs;
•Lower investment earnings related to FEV’s equity method investment in Global Holding;
•The absence of the pension mark-to-market adjustment in the second quarter of 2023;
•The dilutive effect of the FET Equity Interest Sale that closed in March 2024;
•Higher non-recoverable charges, including abandoned transmission projects;
•Higher debt redemption costs;
•Higher interest expense on long-term debt and short-term borrowings, partially offset by the redemption of certain FE long-term debt and higher capitalized financing costs; and
•A higher effective tax rate due to lower net discrete income tax benefits as a result of tax charges related to the PA Consolidation and FET Equity Interest Sale in the first quarter of 2024, and the absence of a reduction in state income taxes and release of a valuation allowance recognized in the third quarter of 2023, partially offset by discrete tax benefits associated with certain equity method investments and remeasurement of excess deferred income taxes in the third quarter of 2024.

These were partially offset by the following:
•Net proceeds from the shareholder derivative lawsuit settlement, as described below in “Outlook - Other Legal Proceedings”;
•The implementation of base rate case settlements in Maryland, New Jersey and West Virginia;
•Higher weather-related customer usage and demand;
•Increased earnings as a result of regulated investment programs that increased rate base;
•Higher interest income related to the FET Equity Interest Sale promissory notes;
•The absence of expenses associated with the cancellation of sponsorship agreements in 2023; and
•Lower labor and benefits expenses, including those associated with the PEER program and separation-related costs.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Nine Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries(1)	2024	2023	Increase	2024	2023	Increase (Decrease)
Residential	42,038	39,730	5.8%	42,478	42,786	(0.7)%
Commercial(2)	29,706	28,888	2.8%	29,926	29,947	(0.1)%
Industrial	40,090	39,118	2.5%	40,090	39,118	2.5%
Total Electric Distribution MWh Deliveries	111,834	107,736	3.8%	112,494	111,851	0.6%
(1) Reflects the reclassification of certain Pennsylvania customers from Industrial to Commercial. Due to the January 2024 consolidation of the Pennsylvania Companies, certain customers are required to be classified as Commercial effective June 1, 2024. The MWh deliveries prior to the effective date have been adjusted for comparability.
(2) Includes street lighting.

Residential and commercial distribution deliveries were impacted by higher customer usage as a result of the weather. Cooling degree days in the first nine months of 2024 were 38% above the same period of 2023 and 16% above normal. Heating degree days in the first nine months of 2024 were 1% below the same period of 2023 and 17% below normal.

The financial results discussed below in Segment Results of Operations include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 11, “Segment Information,” of the Notes to Consolidated Financial Statements.

Summary of Results of Operations — Third Quarter 2024 Compared with Third Quarter 2023

Financial results for FirstEnergy’s business segments for the third quarter of 2024 and 2023 were as follows:

Third Quarter 2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,775	$1,432	$470	$2	$3,679
Other	42	20	5	(17)	50
Total Revenues	1,817	1,452	475	(15)	3,729

Operating Expenses:
Fuel	—	139	—	—	139
Purchased power	571	508	—	7	1,086
Other operating expenses	644	349	113	(7)	1,099
Provision for depreciation	163	132	84	21	400
Amortization (deferral) of regulatory assets, net	(55)	20	2	—	(33)
General taxes	196	34	70	11	311
Total Operating Expenses	1,519	1,182	269	32	3,002

Other Income (Expense):
Debt redemption costs	—	—	—	—	—
Equity method investment earnings	—	—	—	21	21
Miscellaneous income, net	28	13	7	5	53
Interest expense	(106)	(62)	(70)	(38)	(276)
Capitalized financing costs	7	12	16	—	35
Total Other Expense	(71)	(37)	(47)	(12)	(167)

Income taxes (benefits)	34	36	40	(16)	94

Income attributable to noncontrolling interest	—	—	47	—	47

Earnings (Loss) Attributable to FE from Continuing Operations	$193	$197	$72	$(43)	$419

Third Quarter 2023 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,754	$1,254	$434	$1	$3,443
Other	41	12	5	(14)	44
Total Revenues	1,795	1,266	439	(13)	3,487

Operating Expenses:
Fuel	—	166	—	—	166
Purchased power	702	447	—	6	1,155
Other operating expenses	564	324	97	(18)	967
Provision for depreciation	155	116	77	18	366
Amortization (deferral) of regulatory assets, net	(124)	(17)	1	—	(140)
General taxes	193	34	65	15	307
Total Operating Expenses	1,490	1,070	240	21	2,821

Other Income (Expense):
Debt redemption costs	—	—	—	—	—
Equity method investment earnings	—	—	—	43	43
Miscellaneous income (expense), net	10	18	6	(10)	24
Interest expense	(100)	(67)	(62)	(60)	(289)
Capitalized financing costs	6	10	10	—	26
Total Other Expense	(84)	(39)	(46)	(27)	(196)

Income taxes (benefits)	46	12	33	(62)	29

Income attributable to noncontrolling interest	—	—	20	—	20

Earnings Attributable to FE from Continuing Operations	$175	$145	$100	$1	$421

Changes Between Third Quarter 2024 and Third Quarter 2023 Financial Results (In millions)	Distribution	Integrated	Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$21	$178	$36	$1	$236
Other	1	8	—	(3)	6
Total Revenues	22	186	36	(2)	242

Operating Expenses:
Fuel	—	(27)	—	—	(27)
Purchased power	(131)	61	—	1	(69)
Other operating expenses	80	25	16	11	132
Provision for depreciation	8	16	7	3	34
Amortization (deferral) of regulatory assets, net	69	37	1	—	107
General taxes	3	—	5	(4)	4
Total Operating Expenses	29	112	29	11	181

Other Income (Expense):
Debt redemption costs	—	—	—	—	—
Equity method investment earnings	—	—	—	(22)	(22)
Miscellaneous income (expense), net	18	(5)	1	15	29
Interest expense	(6)	5	(8)	22	13
Capitalized financing costs	1	2	6	—	9
Total Other Expense	13	2	(1)	15	29

Income taxes (benefits)	(12)	24	7	46	65

Income attributable to noncontrolling interest	—	—	27	—	27

Earnings (Loss) Attributable to FE from Continuing Operations	$18	$52	$(28)	$(44)	$(2)

Distribution Segment — Third Quarter of 2024 Compared with Third Quarter of 2023

Distribution segment’s earnings attributable to FE from continuing operations increased $18 million in the third quarter of 2024, as compared to the same period of 2023, primarily resulting from higher customer usage as a result of the weather, partially offset by lower weather-adjusted customer usage and demand and lower revenues due to changes in the Ohio DCR that became effective June 1, 2024.

Revenues —

Distribution’s total revenues increased $22 million as a result of the following sources:

		For the Three Months Ended September 30,
Revenues by Type of Service	3	2024		2023	Increase (Decrease)
		(In millions)
Distribution services		$1,133	2	$1,053	$80
Generation sales:
Retail		640		694	(54)
Wholesale		2		7	(5)
Total generation sales		642		701	(59)
Other		42		41	1
Total Revenues		$1,817		$1,795	$22
Distribution services revenues increased $80 million in the third quarter of 2024, as compared to the same period of 2023, primarily resulting from higher customer usage as a result of the weather, lower customer credits associated with the PUCO-approved Ohio Stipulation, and higher rider revenues associated with a Pennsylvania regulated investment program, partially offset by lower rider revenues associated with changes to the Ohio DCR as a result of the PUCO’s ESP V order that became effective June 1, 2024, and lower weather-adjusted customer usage and demand. Additionally, revenues increased due to the higher recovery of transmission expenses, and other FE PA rider rate adjustments, which have no material impact to earnings.

Generation sales revenues decreased $59 million in the third quarter of 2024, as compared to the same period in 2023, primarily due to lower retail generation sales as a result of higher shopping in Ohio, which lowered sales volumes, partially offset by higher non-shopping generation auction rates. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA in the third quarter of 2024, as compared to the same period of 2023, increased to 90% from 89% in Ohio and decreased slightly to 61% from 62% in Pennsylvania. Retail and wholesale generation sales revenue have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $29 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, decreased $131 million during the third quarter of 2024, as compared to the same period of 2023, primarily due to decreased generation sales volumes as described above, decreased capacity expenses and lower unit costs.

•Other operating expenses increased $80 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to:
•Higher network transmission expenses of $40 million, which are deferred for future recovery, resulting in no material impact to earnings;
•$31 million impairment charge related to the Akron general office in 2024;
•Higher planned vegetation management expenses of $18 million;
•Higher storm restoration expenses of $47 million, of which $42 million were deferred for future recovery; and
•Higher energy efficiency and other state mandated program costs of $6 million, which were deferred for future recovery, resulting in no material impact to earnings.

The increase was partially offset by:
•Lower other operating expenses of $53 million, primarily due to lower employee labor and benefits, including those associated with the PEER program and separation-related costs; and
•Lower uncollectible expenses of $9 million, of which $2 million was deferred for future recovery.

•Depreciation expense increased $8 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $69 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to a $94 million net decrease from lower generation and transmission related deferrals and $11 million related to net decreases in other deferrals, partially offset by a $36 million increase due to higher deferral of storm related expenses.

•General taxes increased $3 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to higher gross receipts and property taxes.

Other Expense —

Other expense decreased $13 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to the absence of a charge from an environmental settlement agreement requiring a $10 million contribution to the EPA associated with a former generation plant of OE.

Income Taxes —

Distribution segment’s effective tax rate was 15.0% and 20.8% for the three months ended September 30, 2024 and 2023, respectively. The decrease in the effective tax rate is primarily due to the impact of permanent tax benefits on pre-tax income.
Integrated Segment — Third Quarter of 2024 Compared with Third Quarter of 2023

Integrated segment’s earnings attributable to FE from continuing operations increased $52 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to higher revenues from regulated investment programs, the implementation of base rate cases and higher customer usage and demand, partially offset by higher operating expenses.

Revenues —

Integrated segment’s total revenues increased $186 million as a result of the following sources:

		For the Three Months Ended September 30,
Revenues by Type of Service	3	2024	2023	Increase (Decrease)
		(In millions)
Distribution services		$504	$445	$59
Generation sales:
Retail		792	677	115
Wholesale		50	58	(8)
Total generation sales		$842	$735	$107
Transmission revenues:
JCP&L		56	52	4
MP & PE		30	22	8
Total transmission revenues		$86	$74	$12
Other		20	12	8
Total Revenues		$1,452	$1,266	$186

Distribution services revenues increased $59 million in the third quarter of 2024, as compared to the same period of 2023, primarily resulting from higher revenues from the implementation of base rate cases, and higher rider revenues associated with certain regulated investment programs. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $107 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to higher retail revenues and lower wholesale revenues.

•Retail generation sales increased $115 million in the third quarter of 2024, as compared to the same period in 2023 primarily due to higher non-shopping generation auction rates and higher customer usage as a result of the weather. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues decreased $8 million in the third quarter of 2024, as compared to the same period in 2023, primarily due to lower capacity revenues and market prices. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $12 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to higher rate base from regulated investment programs.

Operating Expenses —

Total operating expenses increased $112 million, primarily due to:

•Fuel costs decreased $27 million during the third quarter of 2024, as compared to the same period of 2023, primarily due to lower unit costs, partially offset by higher consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $61 million during the third quarter of 2024, as compared to the same period of 2023, primarily due to higher sales volumes, partially offset by lower unit costs and lower capacity expenses.

•Other operating expenses increased $25 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to:

•Higher storm restoration expenses of $27 million, of which $21 million were deferred for future recovery;
•Higher network transmission expenses of $16 million, which were deferred for future recovery, resulting in no material impact to earnings;
•$17 million impairment charge related to the Akron general office in 2024;
•Higher planned vegetation management costs of $4 million;
•Higher uncollectible expenses of $2 million, which were deferred for future recovery; and
•Higher energy efficiency and other state mandated program costs of $3 million, which were deferred for future recovery, resulting in no material impact to earnings.

The increase was partially offset by:
•Lower other operating and maintenance expenses of $44 million, primarily due to lower employee labor and benefits, including those associated with the PEER program and separation-related costs.

•Depreciation expense increased $16 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $37 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to a $42 million net decrease from lower generation and transmission related deferrals and $10 million related to net decreases in other deferrals, partially offset by a $15 million increase from higher deferral of storm related expenses.

Other Expense —

Other expense decreased $2 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to lower interest expense as a result of a JCP&L debt redemption in 2024.

Income Taxes —

Integrated segment’s effective tax rate was 15.5% and 7.6% for the three months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate is primarily due to the absence of a discrete tax benefit related to the release of a valuation allowance recognized in 2023, partially offset by a remeasurement of excess deferred income taxes in 2024.

Stand-Alone Transmission Segment — Third Quarter of 2024 Compared with Third Quarter of 2023

Stand-Alone Transmission Segment’s earnings attributable to FE from continuing operations decreased $28 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to the dilutive effect of the FET Equity Interest Sale, and higher interest expense, partially offset by higher revenue from regulated investment programs that increased rate base.

Revenues —

Stand-Alone Transmission’s total revenues increased $36 million, primarily due to a higher rate base and recovery of higher transmission operating expenses.

The following table shows revenues by transmission asset owner:

		For the Three Months Ended September 30,
Revenues by Transmission Asset Owner	3	2024	2023	Increase (Decrease)
		(In millions)
ATSI		265	247	$18
TrAIL		69	73	(4)
MAIT		117	103	14
KATCo		24	16	8
Total Revenues		$475	$439	$36

Operating Expenses —

Total operating expenses increased $29 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to higher depreciation and property tax expenses from a higher asset base and a $11 million impairment charge related to the Akron general office. Other than the impairment charge, nearly all operating expenses are recovered through formula rates, resulting in no material impact to earnings.

Other Expense —

Total other expense increased $1 million in the third quarter of 2024, as compared to the same period of 2023, primarily due to higher interest on short-term borrowings and new debt issuances, partially offset by higher capitalized financing costs.

Income Taxes —

Stand-Alone Transmission’s effective tax rate was 25.2% and 21.6% for the three months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate is primarily due to a reduction in state income tax benefits.
Corporate / Other — Third Quarter 2024 Compared with Third Quarter 2023

Financial results at Corporate/Other resulted in a $44 million increase in losses attributable to FE from continuing operations in the third quarter of 2024, as compared to the same period of 2023, primarily due to:

•$17 million (after-tax) in lower investment earnings related to FEV’s equity method investment in Global Holding; and
•Lower net discrete tax benefits related to the absence of a reduction in state income taxes and release of a valuation allowance recognized in 2023, partially offset by discrete tax benefits in 2024 associated with certain equity method investments.

The increase in losses were partially offset by:
•$14 million (after-tax) of lower interest expense, primarily related to lower short-term borrowings and the redemption of certain FE long-term debt, and higher interest income related to the FET Equity Interest Sale promissory notes.

Summary of Results of Operations — First Nine Months of 2024 Compared with First Nine Months of 2023

Financial results for FirstEnergy’s business segments for the first nine months of 2024 and 2023 were as follows:

First Nine Months 2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$5,110	$3,676	$1,367	$6	$10,159
Other	122	49	14	(48)	137
Total Revenues	5,232	3,725	1,381	(42)	10,296

Operating Expenses:
Fuel	—	372	—	—	372
Purchased power	1,723	1,260	—	16	2,999
Other operating expenses	1,871	1,041	280	83	3,275
Provision for depreciation	486	386	249	57	1,178
Amortization (deferral) of regulatory assets, net	(152)	(58)	5	—	(205)
General taxes	569	104	209	33	915
Total Operating Expenses	4,497	3,105	743	189	8,534

Other Income (Expense):
Debt redemption costs	—	—	—	(85)	(85)
Equity method investment earnings	—	—	—	64	64
Miscellaneous income, net	101	39	12	4	156
Interest expense	(331)	(198)	(201)	(136)	(866)
Capitalized financing costs	17	33	43	1	94
Total Other Expense	(213)	(126)	(146)	(152)	(637)

Income taxes (benefits)	96	107	141	(50)	294

Income attributable to noncontrolling interest	—	—	114	—	114

Earnings (Loss) Attributable to FE from Continuing Operations	$426	$387	$237	$(333)	$717

First Nine Months 2023 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$5,115	$3,206	$1,262	$6	$9,589
Other	124	44	13	(46)	135
Total Revenues	5,239	3,250	1,275	(40)	9,724

Operating Expenses:
Fuel	—	439	—	—	439
Purchased power	1,985	1,172	—	16	3,173
Other operating expenses	1,599	862	260	(23)	2,698
Provision for depreciation	464	343	226	55	1,088
Amortization (deferral) of regulatory assets, net	(174)	(85)	6	—	(253)
General taxes	555	98	193	35	881
Total Operating Expenses	4,429	2,829	685	83	8,026

Other Income (Expense):
Debt redemption costs	—	—	—	(36)	(36)
Equity method investment earnings	—	—	—	134	134
Miscellaneous income (expense), net	58	50	17	(23)	102
Pension and OPEB mark-to-market adjustment	34	24	6	(5)	59
Interest expense	(290)	(187)	(179)	(172)	(828)
Capitalized financing costs	16	25	26	2	69
Total Other Expense	(182)	(88)	(130)	(100)	(500)

Income taxes (benefits)	122	43	102	(74)	193

Income attributable to noncontrolling interest	—	—	57	—	57

Earnings (Loss) Attributable to FE from Continuing Operations	$506	$290	$301	$(149)	$948

Changes Between First Nine Months 2024 and First Nine Months 2023 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$(5)	$470	$105	$—	$570
Other	(2)	5	1	(2)	2
Total Revenues	(7)	475	106	(2)	572

Operating Expenses:
Fuel	—	(67)	—	—	(67)
Purchased power	(262)	88	—	—	(174)
Other operating expenses	272	179	20	106	577
Provision for depreciation	22	43	23	2	90
Amortization (deferral) of regulatory assets, net	22	27	(1)	—	48
General taxes	14	6	16	(2)	34
Total Operating Expenses	68	276	58	106	508

Other Income (Expense):
Debt redemption costs	—	—	—	(49)	(49)
Equity method investment earnings	—	—	—	(70)	(70)
Miscellaneous income (expense), net	43	(11)	(5)	27	54
Pension and OPEB mark-to-market adjustment	(34)	(24)	(6)	5	(59)
Interest expense	(41)	(11)	(22)	36	(38)
Capitalized financing costs	1	8	17	(1)	25
Total Other Expense	(31)	(38)	(16)	(52)	(137)

Income taxes (benefits)	(26)	64	39	24	101

Income attributable to noncontrolling interest	—	—	57	—	57

Earnings (Loss) Attributable to FE from Continuing Operations	$(80)	$97	$(64)	$(184)	$(231)

Distribution Segment — First Nine Months of 2024 Compared with First Nine Months of 2023

Distribution segment’s earnings attributable to FE from continuing operations decreased $80 million in the first nine months of 2024, as compared to the same period of 2023, primarily resulting from lower weather-adjusted customer usage and demand, lower revenues due to changes in the Ohio DCR that became effective June 1, 2024, and higher operating expenses, including increases in the ARO liability, partially offset by higher customer usage as a result of the weather and lower Ohio customer rate credits.

Revenues —

Distribution’s total revenues decreased $7 million as a result of the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2024	2023	Increase (Decrease)
	(In millions)
Distribution services	$3,169	$2,897	$272
Generation sales:
Retail	1,937	2,198	(261)
Wholesale	4	20	(16)
Total generation sales	1,941	2,218	(277)
Other	122	124	(2)
Total Revenues	$5,232	$5,239	$(7)
Distribution services revenues increased $272 million in the first nine months of 2024, as compared to the same period of 2023, primarily resulting from higher customer usage as a result of the weather, higher rider revenues associated with a Pennsylvania regulated investment program, and lower customer credits associated with the PUCO-approved Ohio Stipulation. Additionally, revenues increased due to the higher recovery of transmission expenses, and other FE PA rider rate adjustments, which have no material impact to earnings. Higher distribution services revenues were partially offset by lower weather-adjusted customer usage and demand and lower revenues associated with changes to the Ohio DCR as a result of the PUCO’s ESP V order that became effective June 1, 2024.

Generation sales revenues decreased $277 million in the first nine months of 2024, as compared to the same period in 2023, primarily due to lower retail generation sales as a result of increased customer shopping, partially offset by higher non-shopping generation auction rates. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA in the first nine months of 2024, as compared to the same period of 2023, increased to 90% from 73% in Ohio and increased to 63% from 62% in Pennsylvania. Retail and wholesale generation sales revenue have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $68 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, decreased $262 million during the first nine months of 2024, as compared to the same period of 2023, primarily due to lower generation sales volumes as described above and decreased capacity expenses, partially offset by higher unit costs.

•Other operating expenses increased $272 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to:
•Higher network transmission expenses of $114 million, which are deferred for future recovery, resulting in no material impact to earnings;
•$46 million charge related to changes in ARO liabilities associated with final CCR rules;
•$32.5 million contribution commitment by the Ohio Companies, as a result of the Ohio ESP V PUCO order;
•$31 million impairment charge related to the Akron general office in the third quarter of 2024;
•Higher planned vegetation management expenses of $49 million;
•Higher energy efficiency and other state mandated program costs of $11 million, which were deferred for future;
•Higher storm restoration expenses of $42 million, which were mostly deferred for future recovery, resulting in no material impact to earnings recovery; and
•Higher uncollectible expenses of $27 million, of which $7 million was deferred for future recovery.

This increase was partially offset by:
•Lower other operating expenses of $81 million, primarily due to lower labor and benefits expenses, including those associated with the PEER program and separation-related costs.

•Depreciation expense increased $22 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $22 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to a $21 million decrease of certain Tax Act savings deferrals to FE PA customers, $6 million decrease from lower net generation and transmission related deferrals, and $28 million related to net decreases in other deferrals, partially offset by $33 million increase due to higher deferral of storm related expenses.

•General taxes increased $14 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to higher gross receipts taxes.

Other Expense —

Other expense increased $31 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to the absence of the pension mark-to-market adjustment, partially offset by the absence of a charge from an environmental settlement agreement requiring a $10 million contribution to the EPA associated with a former generation plant of OE.

Income Taxes —

Distribution segment’s effective tax rate was 18.4% and 19.4% for the nine months ended September 30, 2024 and 2023, respectively.
Integrated Segment — First Nine Months of 2024 Compared with First Nine Months of 2023

Integrated segment’s earnings attributable to FE from continuing operations increased $97 million in the first nine months of 2024, as compared to the same period of 2023, primarily from the implementation of base rate cases, higher customer usage and demand, and higher revenues from regulated investment programs, partially offset by higher operating expenses, including increases in the ARO liability, and a higher effective tax rate discussed below.

Revenues —

Integrated segment’s total revenues increased $475 million as a result of the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2024	2023	Increase (Decrease)
	(In millions)
Distribution services	1,224	1,089	$135
Generation sales:
Retail	2,051	1,740	311
Wholesale	118	153	(35)
Total generation sales	2,169	1,893	276
Transmission revenues:
JCP&L	175	152	23
MP & PE	108	72	36
Total transmission revenues	283	224	59
Other	49	44	5
Total Revenues	$3,725	$3,250	$475
Distribution services revenues increased $135 million in the first nine months of 2024, as compared to the same period of 2023, primarily resulting from higher revenues from the implementation of base rate cases, higher customer usage as a result of the weather, higher weather-adjusted customer usage and demand, and higher rider revenues associated with certain regulated investment programs. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $276 million in the first nine months of 2024, as compared to the same period of 2023. primarily due to higher retail revenues, partially offset by lower wholesale revenues.

•Retail generation sales increased $311 million in the first nine months of 2024, as compared to the same period in 2023 primarily due to higher customer usage as a result of the weather and higher non-shopping generation auction rates. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues decreased $35 million in the first nine months of 2024, as compared to the same period in 2023, primarily due to lower capacity revenues and lower market prices, partially offset by higher sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $59 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to higher rate base from regulated investment programs.

Operating Expenses —

Total operating expenses increased $276 million, primarily due to:

•Fuel costs decreased $67 million during the first nine months of 2024, as compared to the same period of 2023, primarily due to lower unit costs, partially offset by higher consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $88 million during the first nine months of 2024, as compared to the same period of 2023, primarily due to higher unit costs and volumes, partially offset by lower capacity expenses.

•Other operating expenses increased $179 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to:

•$53 million charge at JCP&L in the first quarter 2024 associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the base rate case settlement agreement, to be disallowed from future recovery;
•Higher storm restoration expenses of $74 million, of which $65 million was deferred for future recovery;
•Higher network transmission expenses of $35 million, which were deferred for future recovery, resulting in no material impact to earnings;
•$16 million charge related to changes in ARO liabilities associated with final CCR rules;
•$17 million impairment charge related to the Akron general office in the third quarter of 2024;
•Higher planned vegetation management costs of $11 million, of which $4 million were deferred for future recovery;
•Higher uncollectible expenses of $7 million, which were deferred for future recovery, primarily due to a reduction to the allowance during the second quarter of 2023;
•Higher energy efficiency and other state mandated program costs of $7 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher regulated generation outage spend of $5 million.

This increase was partially offset by:
•Lower other operating and maintenance expenses of $46 million, primarily due to lower labor and benefit expenses, including those associated with the PEER program and separation-related costs.

•Depreciation expense increased $43 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $27 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to:
•$169 million net decrease due to lower generation and transmission related deferrals; and
•$12 million decrease due to higher vegetation management program-related amortizations.

This decrease was partially offset by:
•$63 million increase due to higher deferral of storm related expenses;
•$60 million increase due to the approval in the first quarter of 2024 to recover costs of certain retired generation stations by the WVPSC;
•$22 million related to net increases in other deferrals; and
•$9 million increase due to higher energy efficiency related deferrals.

•General taxes increased $6 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to higher gross receipts taxes.

Other Expense —

Other expense increased $38 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to the absence of the pension mark-to-market adjustment, higher interest expense on short-term borrowings and long-term debt, and higher non-recoverable charges related to abandoned transmission projects, partially offset by higher capitalized interest.

Income Taxes —

Integrated segment’s effective tax rate was 21.7% and 12.9% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate is primarily due to the absence of a discrete tax benefit related to the release of a valuation allowance recognized in the third quarter of 2023, partially offset by a remeasurement of excess deferred income taxes in the third quarter of 2024.

Stand-Alone Transmission Segment — First Nine Months of 2024 Compared with First Nine Months of 2023

Stand-Alone Transmission Segment’s earnings attributable to FE from continuing operations decreased $64 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to the dilutive effect and discrete tax charge associated with the FET Equity Interest Sale, and higher interest expense, partially offset by higher revenue from regulated investment programs that increased rate base.

Revenues —

Stand-Alone Transmission’s total revenues increased $106 million, primarily due to a higher rate base and recovery of higher transmission operating expenses.

The following table shows revenues by transmission asset owner:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2024	2023	Increase (Decrease)
	(In millions)
ATSI	$774	$718	$56
TrAIL	209	207	2
MAIT	333	292	41
KATCo	67	58	9
Other	(2)	—	(2)
Total Revenues	$1,381	$1,275	$106

Operating Expenses —

Total operating expenses increased $58 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to higher depreciation and property tax expenses from a higher asset base and a $11 million impairment charge related to the Akron general office in the third quarter of 2024. Other than the impairment charge, nearly all operating expenses are recovered through formula rates, resulting in no material impact to earnings.

Other Expense —

Total other expense increased $16 million in the first nine months of 2024, as compared to the same period of 2023, primarily due to higher interest on short-term borrowings, new debt issuances, and higher non-recoverable charges at TrAIL, partially offset by higher capitalized financing costs.

Income Taxes —

Stand-Alone Transmission’s effective tax rate was 28.7% and 22.2% for the nine months ended September 30, 2024 and 2023, respectively. The increase in the effective tax rate is primarily due to a discrete tax charge on the FET Equity Interest Sale in the first quarter of 2024.

Corporate / Other — First Nine Months of 2024 Compared with First Nine Months of 2023

Financial results at Corporate/Other resulted in a $184 million increase in losses attributable to FE from continuing operations in the first nine months of 2024, as compared to the same period of 2023, primarily due to:

•$120 million related to a civil penalty with the SEC and a settlement with the OOCIC investigations as further discussed below in “Outlook - Other Legal Proceedings”;
•$115 million (after-tax) charge related to changes in ARO liabilities associated with final CCR rules and future expected costs to remediate McElroy’s Run;
•$54 million (after-tax) in lower investment earnings related to FEV’s equity method investment in Global Holding;
•$38 million (after-tax) of higher debt redemption costs; and
•Lower net discrete tax benefits as a result of tax charges related to the PA Consolidation and FET Equity Interest Sale in the first quarter of 2024, and the absence of a reduction in state income taxes and release of a valuation allowance recognized in the third quarter of 2023, partially offset by discrete tax benefits in the third quarter of 2024 associated with certain equity method investments.

The increase in losses were partially offset by:
•$116 million (after-tax) of net proceeds from the shareholder derivative lawsuit settlement as described below in “Outlook - Other Legal Proceedings”;
•$25 million (after-tax) of higher interest income related to the FET Equity Interest Sale promissory notes and net money pool investments;
•$23 million (after-tax) of lower other operating expenses primarily related to the absence of expenses associated with the cancellation of certain sponsorship agreements in 2023;
•$4 million (after-tax) of lower interest expense as a result of the redemption of certain FE long-term debt; and
•$4 million (after-tax) from the absence of the pension mark-to-market adjustment.
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

The following table provides information about the composition of net regulatory assets and liabilities as of September 30, 2024, and December 31, 2023, and the changes during the nine months ended September 30, 2024:

Net Regulatory Assets (Liabilities) by Source	September 30, 2024	December 31, 2023	Change
	(In millions)
Customer payables for future income taxes	$(2,279)	$(2,382)	$103
Spent nuclear fuel disposal costs	(78)	(83)	5
Asset removal costs	(665)	(652)	(13)
Deferred transmission costs	271	286	(15)
Deferred generation costs	500	572	(72)
Deferred distribution costs	268	247	21
Storm-related costs	1,001	799	202
Energy efficiency program costs	288	198	90
New Jersey societal benefit costs	82	79	3
Vegetation management costs	109	102	7
Other	72	(11)	83
Net Regulatory Liabilities included on the Consolidated Balance Sheets	$(431)	$(845)	$414

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

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $389 million and $254 million are currently being recovered through rates as of September 30, 2024 and December 31, 2023, respectively.

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

The following table provides information about the composition of net regulatory assets that do not earn a current return as of September 30, 2024 and December 31, 2023, of which approximately $692 million and $371 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return	September 30, 2024	December 31, 2023	Change
	(In millions)
Deferred transmission costs	$3	$6	$(3)
Deferred generation costs	318	432	(114)
Deferred distribution costs	145	68	77
Storm-related costs	692	602	90
Vegetation management costs	17	21	(4)
Other	63	68	(5)
Regulatory Assets Not Earning a Current Return	$1,238	$1,197	$41
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

On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The FET Equity Interest Sale closed on March 25, 2024 and FET continues to be consolidated in FirstEnergy’s financial statements. The purchase price was paid in part by the issuance of two promissory notes at closing having an aggregate principal amount of $1.2 billion with: (i) one promissory note having an aggregate principal amount of $750 million, at an interest rate of 5.75% per annum, with a maturity date of September 25, 2025 and (ii) one promissory note having an aggregate principal amount of $450 million, at an interest rate of 7.75% per annum, with a maturity date of December 31, 2024. The remaining $2.3 billion of the purchase price was paid in cash at closing. On July 17, 2024, Brookfield paid FE approximately $1.2 billion in full satisfaction of the promissory notes. Interest income associated with the promissory notes was $24 million for the nine months ended September 30, 2024 and is reported within “Miscellaneous income, net” on FirstEnergy’s Consolidated Statements of Income. As a result of the consummation of the transaction, Brookfield’s interest in FET increased from 19.9% to 49.9%, while FE retained the remaining 50.1% ownership interests of FET.

On January 1, 2024, FirstEnergy consolidated the Pennsylvania Companies into FE PA, including OE subsidiary Penn, rendering FE PA a new, single operating entity and the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. As of January 1, 2024, FE PA is FE’s only regulated distribution power company in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies. FE PA serves an area with a population of approximately 4.5 million and operates under the rate districts of the former Pennsylvania Companies. FirstEnergy continues to evaluate the legal, financial, operational and branding benefits of consolidating the Ohio Companies into a single Ohio power company.

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

As of September 30, 2024, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, accounts payable, short-term borrowings and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

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

The 2021 Credit Facilities and 2023 Credit Facilities, as amended on October 24, 2024, are as follows:

•FE, $1.0 billion revolving credit facility;
•FET, $1.0 billion revolving credit facility;
•Ohio Companies, $800 million revolving credit facility;
•FE PA, $950 million revolving credit facility;
•JCP&L, $750 million revolving credit facility;
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

FirstEnergy had $75 million and $775 million of outstanding short-term borrowings as of September 30, 2024 and December 31, 2023, respectively. FirstEnergy’s available liquidity from external sources as of October 28, 2024, was as follows:

Revolving Credit Facility	Maturity	Commitment	Available Liquidity
		(In millions)
FE	October 2028	$1,000	$972
FET	October 2029	1,000	1,000
Ohio Companies	October 2028	800	769
FE PA	October 2028	950	931
JCP&L	October 2028	750	722
MP and PE	October 2028	400	359
ATSI, MAIT and TrAIL	October 2028	850	844
KATCo	October 2028	150	150
	Subtotal	$5,900	$5,747
Cash and cash equivalents		—	290
	Total	$5,900	$6,037

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2024:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment		Debt-to-Total-Capitalization Ratio
	(In millions)
FE	N/A	$1,000		N/A(2)
ATSI(1)	$500	350		39.8%
CEI(1)	500	300		35.4%
FET	N/A	1,000		65.8%
FE PA(1)	1,250	950		50.5%
JCP&L(1)	1,000	500	(4)	29.6%
KATCo(1)	200	150		N/A(3)
MAIT(1)	400	350		36.7%
MP(1)	500	250		50.7%
OE(1)	500	300		54.2%
PE(1)	150	150		50.9%
TE(1)	300	200		47.2%
TrAIL(1)	400	150		39.2%
(1) Includes amounts which may be borrowed under the regulated companies’ money pool.
(2) FE is not required to maintain a debt-to-total-capitalization ratio under the 2021 Credit Facilities and 2023 Credit Facilities. However, FE is required to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters beginning with the quarter ending December 31, 2021. FE's interest coverage ratio as of September 30, 2024 was approximately 4.5 times.
(3) KATCo does not have any outstanding debt as of September 30, 2024.
(4) On October 24, 2024, JCP&L’s credit facility commitment was increased to $750 million.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the 2021 Credit Facilities and 2023 Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the 2021 Credit Facilities and 2023 Credit Facilities and against the applicable borrower’s borrowing sublimit. As of September 30, 2024, FirstEnergy had $159 million in outstanding LOCs, $31 million of which are outside of the revolving credit facilities.

Revolving Credit Facility	LOC Availability as of September 30, 2024	LOC Utilized as of September 30, 2024
	(In millions)
FE	$100	$3
FET	100	—
Ohio Companies	150	31
FE PA	200	19
JCP&L	100	28
MP and PE	100	41
ATSI, MAIT and TrAIL	200	6
KATCo	35	—

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

As of September 30, 2024, the borrowers were in compliance with the applicable interest coverage and debt-to-total-capitalization ratio covenants in each case as defined under the 2021 Credit Facilities and 2023 Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s regulated operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. As of September 23, 2024, AGC and KATCo are participants in the regulated companies’ money pool. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. As June 1, 2024, FET is no longer participating in the unregulated money pool. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool. The high interest rate environment has caused the rate and interest expense on borrowings under the various FirstEnergy credit facilities to be significantly higher.

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2024	2023	2024	2023
For the Three Months Ended September 30,	5.43%	6.48%	6.35%	5.78%
For the Nine Months Ended September 30,	5.99%	6.16%	6.71%	5.69%

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of October 28, 2024:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit/Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB	Baa3	BBB	—	—	—	BBB-	Baa3	BBB	P	S	S

Distribution:
CEI	BBB	Baa3	BBB+	—	—	—	BBB	Baa3	A-	P	S	P
OE	BBB+	A3	BBB+	A	A1	A	BBB+	A3	A-	P	S	P
TE	BBB+	Baa2	BBB+	A	A3	A	—	—	—	P	S	P
FE PA	BBB+	A3	BBB+	A	A1	—	BBB+	A3	A-	P	S	P

Integrated:
JCP&L	BBB	A3	A-	—	—	—	BBB	A3	A	P	S	S
MP	BBB	Baa2	A-	A-	A3	A+	BBB	Baa2	—	S	S	S
AGC	BBB-	Baa2	A-	—	—	—	—	—	—	S	S	S
PE	BBB	Baa2	BBB+	A-	A3	A	—	—	—	S	S	S

Stand-Alone Transmission:
FET	A-	Baa2	BBB+	—	—	—	BBB+	Baa2	BBB+	P	S	S
ATSI	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
MAIT	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
TrAIL	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
KATCo	—	A3	A-	—	—	—	—	—	—	—	S	S
(1) S = Stable, P = Positive

On October 2, 2024, Fitch upgraded FE’s rating to BBB from BBB-. Fitch also upgraded ratings of JCP&L, MP, AGC, FET, ATSI, MAIT, TrAIL, and KATCo, and put OE, CEI, and TE on positive outlook.

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

Debt capacity is subject to the consolidated interest coverage ratio in the 2021 Credit Facilities. As of September 30, 2024, FirstEnergy could incur approximately $910 million of incremental interest expense or incur a $2.3 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements of the 2021 Credit Facilities.

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

Changes in Cash Position

As of September 30, 2024, FirstEnergy had $439 million of cash and cash equivalents and $26 million of restricted cash as compared to $137 million of cash and cash equivalents and $42 million of restricted cash as of December 31, 2023, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Nine Months Ended September 30,
(In millions)	2024	2023

Net cash provided from operating activities	$1,847	$429
Net cash used for investing activities	(2,961)	(2,473)
Net cash provided from financing activities	1,400	1,982
Net change in cash, cash equivalents, and restricted cash	286	(62)

Cash, cash equivalents, and restricted cash at beginning of period	179	206
Cash, cash equivalents, and restricted cash at end of period	$465	$144

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

Cash provided from operating activities was $1.8 billion and $429 million in the first nine months of 2024 and 2023, respectively. The increase in cash provided from operating activities, compared to the same period of 2023, is primarily due to:

•Lower payments, primarily on generation energy purchases for certain customers, net of related customer receivable receipts;
•The decrease in return of cash collateral to certain generation suppliers that serve shopping customers that was previously received as a result of changes in power prices;
•$750 million cash contribution to qualified pension plan in the second quarter of 2023;
•Receipt of the derivative lawsuit settlement proceeds in the second quarter of 2024;
•Higher net transmission revenue collection based on the timing of formula rate collections; and
•Higher returns from distribution, integrated, and transmission capital investments.

The increase in cash provided from operating activities was partially offset by:
•Lower dividend distribution received by FEV from its equity investments in Global Holding;
•Higher payments associated with Pennsylvania gross receipts taxes; and
•Payment of the SEC civil penalty and OOCIC settlement in the third quarter of 2024;

Cash Flows From Investing Activities

Cash used for investing activities in the first nine months of 2024 principally represented cash used for capital investments. The following table summarizes investing activities for the first nine months of 2024 and 2023:

	For the Nine Months Ended September 30,
Cash Used for Investing Activities	2024	2023	Increase (Decrease)
	(In millions)
Capital investments:
Distribution Segment	$758	$662	$96
Integrated Segment	1,045	824	221
Stand-Alone Transmission Segment	875	747	128
Corporate / Other	58	33	25
Asset removal costs	212	190	22
Other	13	17	(4)
	$2,961	$2,473	$488

Cash used for investing activities for the first nine months of 2024 increased $488 million, compared to the same period of 2023, primarily due to capital investments.

Cash Flows From Financing Activities

In the first nine months of 2024 and 2023, cash provided from financing activities was $1.4 billion and $2.0 billion, respectively. The following table summarizes financing activities for the first nine months of 2024 and 2023:

	For the Nine Months Ended September 30,
Financing Activities	2024	2023
	(In millions)

New Issues:
Unsecured notes	$1,200	$1,050
Unsecured convertible notes	—	1,500
FMBs	—	600
	$1,200	$3,150

Redemptions / Repayments:
Unsecured notes	$(963)	$(494)
FMBs	(700)	—
Senior secured notes	(47)	(43)
	$(1,710)	$(537)

Short-term borrowings, net	$(700)	$170
Proceeds from FET Equity Interest Sale (Note 1)	3,500	—
Noncontrolling interest cash distributions	(51)	(63)
Common stock dividend payments	(725)	(670)
Debt issuance and redemption costs, and other	(114)	(68)
	$1,400	$1,982

FirstEnergy had the following issuances and redemptions during the nine months ended September 30, 2024:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE	Unsecured Notes	April, 2024	7.375%	2031	$463	FE redeemed all of its remaining $463 million of 2031 Notes including a premium of approximately $80 million ($63 million after-tax). In addition, FE recognized approximately $4 million ($3 million after-tax) of deferred cash flow hedge losses and $1 million in other unamortized debt costs and fees associated with the FE debt redemptions.
JCP&L	Unsecured Notes	April, 2024	4.70%	2024	$500	JCP&L redeemed unsecured notes that became due.
MP	FMBs	April, 2024	4.10%	2024	$400	MP redeemed FMBs that became due.
CEI	FMBs	August, 2024	5.50%	2024	$300	CEI redeemed FMBs that became due.

Issuances
ATSI	Unsecured Notes	March, 2024	5.63%	2034	$150	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
MAIT	Unsecured Notes	May, 2024	5.94%	2034	$250	Proceeds were used to repay short-term borrowings, to finance capital expenditures and for other general corporate purposes.
FET	Unsecured Notes with registration rights	September, 2024	4.55%	2030	$400	Proceeds were or will be used to repay short-term borrowings, to redeem FET's $600 million 4.35% notes due 2025, to finance capital expenditures and for other general corporate purposes.
FET	Unsecured Notes with registration rights	September, 2024	5.00%	2035	$400	Proceeds were or will be used to repay short-term borrowings, to redeem FET's $600 million 4.35% notes due 2025, to finance capital expenditures and for other general corporate purposes.

On September 3, 2024, KATCo priced $200 million of senior notes due 2035 at 5.17%, which will be issued and funded on November 20, 2024.

As noted above, on September 5, 2024, FET issued $800 million of unsecured senior notes due in 2030 and 2035 in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for like principal amounts registered with the SEC. FET also agreed to file a shelf registration statement with the SEC to cover resales of the senior notes under certain circumstances. In the event FET's exchange offer is not completed or the shelf registration statement, if required, is not effective by the 366th day after September 5, 2024, or the effective shelf registration stops being effective for 60 days during any 12-month period, then additional interest will accrue on the coupon. Interest will accrue at a rate of 25 basis points for the first 90 days and an additional 25 basis points in the subsequent 90-day period, but not to exceed 50 basis points per year. However, if the additional interest is triggered, the interest rate will reset to the original notes rate once the registration statement is effective, or the shelf registration, if required, becomes effective. FET filed a registration statement on Form S-4 with the SEC on October 8, 2024.

FE or its affiliates may, from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FE or its affiliates may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

GUARANTEES AND OTHER ASSURANCES
FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FE and its subsidiaries could be required to make under these guarantees as of September 30, 2024, was $978 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries(1)
Deferred compensation arrangements	$427
Vehicle leases	75
Other	15
517
FE’s Guarantees on Other Assurances
Surety Bonds(2)	191
Deferred compensation arrangements	111
LOCs	159
461
Total Guarantees and Other Assurances	$978
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

As of September 30, 2024, $160 million of collateral, mainly in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $35 million of net cash collateral as of September 30, 2024, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2024:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$66	$1	$67
Surety bonds (collateralized amount)(1)	97	79	176
Total Exposure from Contractual Obligations	$163	$80	$243
(1) Surety bonds are not tied to a credit rating. Surety bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $38 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.
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

The valuation of derivative contracts is based on observable market information. As of September 30, 2024, FirstEnergy has a net asset of $8 million in non-hedge derivative contracts that are related to FTRs at certain of the Electric Companies. FTRs are subject to regulatory accounting and do not impact earnings. See Note 6, “Fair Value Measurements,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s FTRs.

Equity Price Risk

As of September 30, 2024, the FirstEnergy pension plan assets were allocated approximately as follows: 25% in equity securities, 23% in fixed income securities, 5% in alternatives, 9% in real estate, 19% in private debt/equity, 8% in derivatives and 11% in cash and short-term securities. As discussed above, FirstEnergy made a $750 million voluntary cash contribution to the qualified pension plan on May 12, 2023. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2028, which based on various assumptions, including an expected rate of return on assets of 8.0%, is expected to be approximately $260 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily.

As of September 30, 2024, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 54% in equity securities, 41% in fixed income securities and 5% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Notes to Consolidated Financial Statements for additional details on FirstEnergy’s pension and OPEB plans.

In the nine months ended September 30, 2024, FirstEnergy’s OPEB plan assets have gained approximately 12.4% as compared to an annual expected return on plan assets of 7.0%. In the nine months ended September 30, 2024, FirstEnergy’s qualified pension plan assets have gained approximately 6.1% as compared to an annual expected return on plan assets of 8.0%.

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

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of September 30, 2024, the spot rate was 5.0% and 4.9% for pension and OPEB obligations, respectively, as compared to 5.05% and 4.97% as of December 31, 2023, respectively.

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

OUTLOOK

    INCOME TAXES

The IRA of 2022, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. The IRA of 2022 requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. On September 12, 2024, the U.S. Treasury issued proposed regulations for the AMT for comment. The U.S. Treasury will issue final regulations after it has reviewed comments and held a public hearing on the proposed regulations, which is not expected to occur until next year. Although FirstEnergy is assessing the proposed regulations, it continues to believe that it is more likely than not that it will be subject to AMT going forward, however, the completion of the U.S. Treasury’s rulemaking process and the future issuance of final regulations could significantly change FirstEnergy’s AMT estimates or its conclusion as to whether it is an AMT payer at all. Additionally, the regulatory treatment of the impacts of this legislation may also be subject to regulation by FERC and/or applicable state regulatory authorities. Any adverse development in this legislation, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FirstEnergy’s cash flows, results of operations, and financial condition. As further discussed below, FirstEnergy expects to pay regular federal corporate income tax in 2024, due in large part to the gain realized from closing the FET Equity Interest Sale.

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

The EmPOWER Maryland program previously required each electric utility to file a plan to reduce electric consumption and demand 0.2% per year, up to the ultimate goal of 2% annual savings. The passage of the Climate Solutions Now Act of 2022 modified the annual incremental energy efficiency targets to 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Additionally at the direction of the MDPSC, PE together with other Maryland utilities were required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. The MDPSC conducted hearings on the proposed plans for all Maryland utilities on November 6-8, 2023. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, in accordance with the MDPSC directive, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million. Hearings were held regarding the revised plan on October 22-24, 2024. An MDPSC order regarding PE’s revised plan remains pending. PE recovers EmPOWER program costs with a return on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Maryland law only allows for the utility to recover lost distribution revenue attributable to energy efficiency or demand reduction programs through a base rate case proceeding. Consistent with a December 29, 2022, order by the MDPSC phasing out the unamortized balances of EmPOWER investments, PE is required to expense 33% of its EmPOWER program costs in 2024, 67% in 2025, and 100% in 2026 and beyond. Notwithstanding the order to phase out the unamortized balances of EmPOWER investments, all previously unamortized costs for prior cycles were to be collected by the end of 2029, consistent with the plan PE submitted on January 11, 2023. In the 2024-2026 order issued on December 29, 2023, the period to pay down the unamortized balances was extended through the end of 2030. On February 21, 2024, the MDPSC approved PE’s tariff to recover costs in 2024 but directed PE to analyze alternative amortization methods for possible use in later years. New legislation signed into law on May 9, 2024, and effective July 1, 2024, is expected to reduce the return on the EmPOWER unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER surcharge rates for PE in accordance with the new law and denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of the law.

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

JCP&L has implemented energy efficiency and peak demand reduction programs in accordance with the New Jersey Clean Energy Act as approved by the NJBPU in April 2021. The NJBPU approved plans include recovery of lost revenues resulting from the programs and a three-year plan (July 2021-June 2024) including total program costs of $203 million, of which $160 million of investment is recovered over a ten-year amortization period with a return as well as $43 million in operations and maintenance expenses and financing costs recovered on an annual basis. On May 22, 2024, the NJBPU approved JCP&L’s request for a six-month extension of the EE&C Plan I, to December 31, 2024. The budget for the extension period adds approximately $69 million to the original program cost and JCP&L will recover the costs of the extension period and the revenue impact of sales losses resulting therefrom through two separate tariff riders. On December 1, 2023, JCP&L filed a related petition with the NJBPU requesting approval of its EE&C Plan II, which covers the January 1, 2025 through June 30, 2027 period and has a proposed budget of approximately $964 million. EE&C Plan II consists of a portfolio of ten energy efficiency programs, one peak demand reduction program and one building decarbonization program. Under the proposal, JCP&L would recover its EE&C Plan II revenue requirements and lost revenues from reduced electricity sales associated with EE&C Plan II. Public hearings were held on June 11, 2024, and the parties are currently engaged in settlement discussions. On July 1, 2024, the NJBPU suspended the procedural schedule. A final NJBPU decision and order was required no later than October 15, 2024, however, the parties submitted a stipulation to extend this deadline to October 31, 2024, which was approved on October 15, 2024. On October 18, 2024, the parties entered into and filed with the NJBPU a stipulation of settlement, wherein the parties agreed to a budget of approximately $817 million for EE&C Plan II, including $784 million of investments that will earn a return on equity of 9.6%, with an equity ratio of 52%, and be recovered over 10 years.

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

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. On August 21, 2023, FERC approved JCP&L’s application, effective August 22, 2023. On October 31, 2023, offshore wind developer, Orsted, announced plans to cease development of two offshore wind projects in New Jersey—Ocean Wind 1 and 2—having a combined planned capacity of 2,248 MWs. Orsted’s cancellation does not affect JCP&L’s awarded projects and JCP&L is moving forward with preconstruction activities for the planned transmission infrastructure. Construction is expected to begin in 2025.

Consistent with the commitments made in its proposal to the NJBPU, JCP&L formally submitted in November 2023 the first part of its application to the DOE to finance a substantial portion of the project using low-interest rate loans available under the DOE’s Energy Infrastructure Reinvestment Program of the IRA of 2022. JCP&L submitted the second part of its two-part application on March 13, 2024, which was approved on May 17, 2024. The DOE Loan Program Office has initiated a due diligence review of the application, during which period the DOE and JCP&L will continue to negotiate the terms of the loan.

On November 9, 2023, JCP&L filed a petition for approval of its EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. JCP&L proposes EnergizeNJ will be implemented over a five-year budget period with estimated costs of approximately $935 million over the deployment period, of which, $906 million is capital investments and $29 million is operating and maintenance expenses. Under the proposal, the capital costs of EnergizeNJ would be recovered through JCP&L’s base rates via annual and semi-annual base rate adjustment filings. The 2023 base rate case stipulation that was filed on February 2, 2024, necessitated amendments to the EnergizeNJ program. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to remove the high-priority circuits that are to be addressed in the first phase of its reliability improvement plan and to include the second phase of its reliability improvement plan that is expected to further address certain high-priority circuits that require additional upgrades. EnergizeNJ, if approved as amended, will result in the investment of approximately $930.5 million of total estimated costs over five years. JCP&L and various parties are engaged in settlement discussions with respect to the pending EnergizeNJ petition.

OHIO

The Ohio Companies operate under PUCO-approved base distribution rates that became effective in 2009. The Ohio Companies operated under ESP IV through May 31, 2024, which provided for the supply of power to non-shopping customers at a market-

based price set through an auction process. ESP IV also continued the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with revenue cap increases of $15 million per year through May 31, 2024. In addition, ESP IV includes: (1) continuation of a base distribution rate freeze through May 31, 2024; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $51 million to: (a) fund energy conservation programs, economic development and job retention in the Ohio Companies’ service territories; (b) establish a fuel-fund in each of the Ohio Companies’ service territories to assist low-income customers; and (c) establish a Customer Advisory Council to ensure preservation and growth of the competitive market in Ohio. Since June 1, 2024, the Ohio Companies have operated under ESP V, as modified by the PUCO, and as further described below. On October 29, 2024, the Ohio Companies filed notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. The Ohio Companies’ application is subject to PUCO review and approval.

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications. ESP V, as modified by the PUCO, became effective June 1, 2024 and continues through May 31, 2029, and provides for, among other things, the continuation of existing riders related to purchased power, transmission and uncollectibles, the continuation of the DCR rider with proposed annual revenue cap increases until new base rates are established, the continuation of the AMI rider, and the addition of new riders for storm recovery and vegetation management, with terms and conditions to be established in the base rate case. The ESP V order additionally directed the Ohio Companies to file another base distribution rate case not later than May 31, 2028, develop an electric vehicle education program to assist customers in transitioning to electric vehicles and contribute $32.5 million during the term of ESP V to fund low-income customer bill assistance programs and bill assistance for income-eligible senior citizens, which was recognized in the second quarter of 2024 within “Other operating expenses” at the Regulated Distribution segment and on FirstEnergy’s Consolidated Statements of Income. On June 14, 2024, the Ohio Companies filed an Application for Rehearing seeking greater certainty regarding the key terms of ESP V over the approved term and proposed modifications to the May 15, 2024 order. The Ohio Companies also proposed modifications to ESP V to resolve their Application for Rehearing including, among other things, a reduced three-year ESP V term, approval of certain riders over the full three-year proposed ESP V term, full recovery of investments in the DCR and proposed modifications to preserve the economic value of the order for customers, including a commitment to forego pursuit of the Ohio Companies' request for an enhanced vegetation management program in the 2024 base distribution rate case. Other parties also filed applications for rehearing. As the PUCO did not rule on any applications for rehearing within 30 days of filing, all applications for rehearing were denied by operation of law. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. The Ohio Companies’ application is subject to PUCO review and approval. The Ohio Companies expect to file an application with the PUCO for ESP VI by early next year in an effort to align with the ongoing base distribution rate case proceedings.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual annual amount each year using this method. Additionally, the Ohio Companies request recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony. On July 31, 2024, the Ohio Companies filed an update that adjusted the net increase in base distribution revenues to approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. The Ohio Companies would expect to update their application for an increase in base distribution rates after the PUCO issues its order with respect to the Ohio Companies’ withdrawal of ESP V.

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

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the expanded DCR rider audit proceeding described below. Evidentiary hearings are scheduled to begin February 3, 2025.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directed the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the DCR rider audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On September 30, 2024, the third-party auditor’s report was filed. The audit examined 53 payments totaling approximately $75 million made in support of the passage of HB 6 and subsequent referendum efforts, and concluded that less than $5 million was allocated to the Ohio Companies. The audit report affirmed the Ohio Companies’ conclusion in its August 6, 2021 filing that a rate impact of less than $15 thousand was charged to the Ohio Companies’ pole attachment customers associated with political and charitable spending in support of HB 6. On October 22, 2024, parties filed comments on the audit report.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On September 20, 2024, intervenors filed testimony recommending fines for alleged violations of the Ohio corporate separation requirements. Evidentiary hearings were held on October 9 and 10, 2024; the scope of the hearings excluded allegations involving activities related to the passage of HB 6 and the former PUCO chairman, which will be addressed at a later time. To the extent the PUCO ultimately accepts the intervenors’ recommendations and issues a fine to the Ohio Companies, FirstEnergy does not expect any such fine to be material to FirstEnergy.

On September 3, 2024, the Ohio Companies filed an application to amend their corporate separation plan to incorporate certain recommendations from prior audit reports, which include, but are not limited to, improving non-regulated competitive employees’ physical space and access to data, updating and implementing a process to annually review the cost allocation manual, developing state specific codes of conduct practices, and implementing additional training related to the cost allocation manual and the state codes of conduct. On October 24, 2024, the administrative law judge issued an entry suspending automatic approval of the amended corporate separation plan and establishing a procedural schedule.

In connection with an ongoing annual audit of the Ohio Companies’ DCR rider for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through the DCR rider or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, and further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement. Evidentiary hearings are scheduled to begin February 3, 2025.

On March 1, 2024, the Attorney Examiner issued an Entry in all four PUCO investigations that, among other things, precluded taking or offering the testimony of Charles E. Jones, Michael J. Dowling, or the now-deceased, former chairman of the PUCO through deposition or other means, or requiring these individuals to produce documents, in any PUCO proceeding, until otherwise ordered.

On September 22, 2023, OCC filed an application for rehearing challenging the PUCO’s August 23, 2023, order to stay the pending HB 6 related matters above, which the PUCO denied on October 18, 2023. On November 17, 2023, OCC filed an application for rehearing challenging the October 18, 2023 entry to the extent the PUCO decided not to stay pending proceedings regarding ESP V as well as phases one and two of the Ohio Companies’ distribution grid modernization plans. On November 27, 2023, the Ohio Companies filed a memorandum contra OCC’s application for rehearing. As the PUCO did not rule on OCC’s November 17, 2023 application for rehearing within 30 days of filing, the application for rehearing was denied by operation of law.

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

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for accelerated infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On January 16, 2020, the PPUC approved the Pennsylvania Companies’ LTIIPs for the five-year period beginning January 1, 2020 and ending December 31, 2024 for a total capital investment of approximately $572 million for certain infrastructure improvement initiatives. On July 22, 2024, FE PA filed its application with the PPUC seeking approval for the next phase of its LTIIP program, which is expected to result in approximately $1.6 billion in investments, with approximately $1.4 billion of such investments going in service during the five-year period beginning January 1, 2025 and ending December 31, 2029.

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

On April 2, 2024, FE PA filed a base rate case with the PPUC, based on a projected 2025 annual test year. The rate case requests a net increase in base distribution revenues of approximately $502 million with a return on equity of 11.3% and capital structure of 46.2% debt and 53.8% equity, and reflects a roll-in of several current riders such as DSIC, Tax Act and smart meter. The increase represents an overall net average rate increase in FE PA rates by approximately 7.7%, and a 10.5% average residential rate increase. Key components of the base rate case filing include a proposal to change pension recovery from average cash contributions to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension expense requested in the proceeding and the actual annual amount each year using this method. Additionally, FE PA requested an enhanced ten-year vegetation management program and recovery of certain incurred costs, including major storms, COVID-19, a program to convert streetlights to LEDs, and others. On September 13, 2024, FE PA and the active parties to the proceeding filed a joint settlement agreement requesting that the administrative law judges to approve FE PA’s requested distribution base rate case increase subject to the terms and conditions of the settlement, which includes, among other things, an annual net revenue increase of $225 million. Other key components of the settlement agreement include recovery of costs incurred for storms and COVID-19, additional cost recovery of ongoing storm costs, inspection and maintenance of overhead lines and transformers, and rate case expenses, as well as an enhanced vegetation management program. On October 15, 2024, the administrative law judges issued a decision recommending that the PPUC approve, without modification, the September 13, 2024 settlement agreement. The settlement agreement is pending PPUC approval. A PPUC decision is expected in December 2024, with new rates becoming effective in January 2025.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is typically updated annually.

On August 31, 2023, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates of $167.5 million beginning January 1, 2024, which represented a 9.9% increase in overall rates. This increase, which was driven primarily by higher fuel expenses, included the approximate $92 million carried over from the 2022 ENEC proceeding and a portion of the approximately $267 million under recovery balance at the end of the review period (July 1, 2022 to June 30, 2023). The remaining $75.6 million of the under recovery balance not recovered in 2024 was to be deferred for collection during 2025, with an annual carrying charge of 4%. A hearing was held on November 30, 2023, at which time a joint stipulation for settlement that was agreed to by all but one party was presented to the WVPSC. The settlement provided for a net $55.4 million increase in ENEC rates beginning March 27, 2024 with the net deferred ENEC balance of approximately $184 million to be recovered from 2025 through 2026. There will be no 2024 ENEC case unless MP and PE over or under recover by more than $50 million from January through June 2024 and a party elects to invoke a case filing, neither of which occurred. An order was issued on March 26, 2024 approving the settlement without modification and rates became effective on March 27, 2024. MP and PE will file their next ENEC filing on or before September 1, 2025.

On April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, a tariff to offer solar power on a voluntary basis to West Virginia customers and requiring MP and PE to subscribe at least 85% of the planned 50 MWs of solar generation before seeking approval for surcharge cost recovery. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved solar power tariff. On April 24, 2023, MP and PE sought approval for surcharge cost recovery from the WVPSC for three of the five solar sites, representing 30 MWs of generation. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites. The surcharge went into effect January 1, 2024. The first solar generation site went into service in January 2024 and the second solar generation site went into service in September 2024. Construction of the remaining sites are expected to be completed by the end of 2025 at a total investment cost of approximately $110 million.

On January 13, 2023, MP and PE filed a request with the WVPSC seeking approval of new depreciation rates for existing and future capital assets. Specifically, MP and PE were seeking to increase depreciation expense by approximately $76 million per year, primarily for regulated generation-related assets. Any depreciation rates approved by the WVPSC would not become effective until new base rates were established. On August 22, 2023, a unanimous settlement of the case was filed recommending a $33 million per year increase in depreciation expense, effective April 1, 2024. An order from the WVPSC was issued on March 26, 2024 approving the settlement without modification and new depreciation rates became effective on April 1, 2024.

On May 31, 2023, MP and PE filed a base rate case with the WVPSC requesting a total revenue increase of approximately $207 million utilizing a test year of 2022 with adjustments plus a request to establish a regulatory asset (or liability) to recover (or refund) in a subsequent base rate case the net differences between the amount of pension and OPEB expense requested in the proceeding (based on average expense from 2018 to 2022) and the actual annual amount each year using the delayed recognition method. Among other things, the increase included the approximate $75 million requested in a depreciation case filed on January 13, 2023 and described above, and amounts to support a new low-income customer advocacy program, storm restoration work and service reliability investments. On January 23, 2024, MP, PE and various parties filed a joint settlement agreement with the WVPSC, which recommended a base rate increase of $105 million, inclusive of the $33 million increase in depreciation expense, but deferred issues related to a change in the net energy metering credit. Additionally, the settlement included a new low-income customer advocacy program, a pilot program for service reliability investments and recovery of costs related to storm restoration, retired generation assets and COVID-19. The settlement did not include the request to establish a regulatory asset (or liability) for recovery (or refund) associated with pension and OPEB expense, however, it did not preclude MP and PE from pursuing that in a future separate proceeding. On February 16, 2024, interested parties filed a settlement on the net energy metering credit for consideration by the WVPSC. An order was issued on March 26, 2024 approving the $105 million increase and accepting the settlements with slight non-material modifications with new rates going into effect on March 27, 2024. Additionally, due to the order including approval by the WVPSC to recover certain costs associated with retired generation assets, MP recognized a $60 million pre-tax benefit in the first quarter of 2024 to establish a regulatory asset.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015 through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy had implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy recorded in the third quarter of 2022 approximately $45 million ($34 million after-tax) in expected customer refunds, plus interest, due to its wholesale transmission customers and reclassified approximately $195 million of certain transmission capital assets to operating expenses for the audit period, of which $90 million ($67 million after-tax) are not expected to be recoverable and impacted FirstEnergy’s earnings since they relate to costs capitalized during stated transmission rate time periods. FirstEnergy is currently recovering approximately $105 million of costs reclassified to operating expenses in its transmission formula rate revenue requirements, of which $85 million of costs have been recovered as of September 30, 2024. These reclassifications also resulted in a reduction to the Regulated Transmission segment’s rate base by approximately $160 million, which is not expected to materially impact FirstEnergy or the segment’s future earnings. The expected wholesale transmission customer refunds were recognized as a reduction to revenue, and the amount of reclassified transmission capital assets that are not expected to be recoverable were recognized within “Other operating expenses” at the Regulated Transmission segment and on FirstEnergy’s Consolidated Statements of Income. Furthermore, FirstEnergy’s Electric Companies are in the process of addressing the outcomes of the FERC Audit with the applicable state commissions and proceedings, which includes seeking continued rate base treatment of approximately $200 million of certain corporate support costs allocated to distribution capital assets in Ohio and Pennsylvania.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024, the FERC Office of Enforcement issued a set of data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. In addition, on September 26, 2024, the FERC Office of Energy Market Regulation issued data requests to FirstEnergy, which was also related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. If the FERC Office of Energy Market Regulation and the FERC Office of Enforcement were to successfully challenge the recovery of the 2022 reclassified operating expenses and formula transmission rates it could have material adverse effect on FirstEnergy financial conditions, result of operations, and cash flows. In addition, on September 10, 2024, the FERC Office of Enforcement issued a second set of data requests related to the classification and recovery of a since terminated fuel consulting contract, to which FirstEnergy replied.

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

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the U.S. Supreme Court stayed the rule during the pendency of the challenges to the D.C. Circuit and U.S. Supreme Court. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the U.S. Supreme Court in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule, which proposed stringent GHG emissions limitations based on fuel type and unit retirement date, was issued as final by the EPA on April 25, 2024. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. On July 19, 2024, the D.C. Circuit denied the stay motions and on July 23 and 26, 2024 the aggrieved petitioners filed emergency stay applications to the U.S. Supreme Court. Depending on the outcome of any appeals, compliance with these standards could require additional capital expenditures or changes in operation at the Ft. Martin and Harrison power stations.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits are renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025 for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Group filed a motion to stay the Rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions have been consolidated and will be reviewed by the U.S. Court of Appeals for the Eighth Circuit Court. Depending on the outcome of appeals and how final revised rules are ultimately implemented, compliance with these standards could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. FirstEnergy is currently assessing the impact of the final rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. As of September 30, 2024, AE Supply continues to operate the dry landfill adjacent to McElroy’s Run as a disposal facility for Pleasants Power Station. AE Supply continues to evaluate closure options for McElroy’s Run, including the potential transfer of the site and remediation obligations to a third-party, as well as other interpretation changes to its closure plans. As a result, during the second quarter of 2024, AE Supply reviewed its ARO and future expected costs to remediate McElroy’s Run and the adjacent dry landfill, resulting in an increase to the ARO liability and corresponding increase to “Other operating expense” of $87 million, which is further described above in Note 8, “Asset Retirement Obligations.”

On May 8, 2024, the EPA finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments. The rule extends 2015 CCR Rule requirements for groundwater monitoring and protection, operational and reporting procedures as well as closure requirements to impoundments and landfills that were not originally included for coverage by the 2015 CCR Rule. Furthermore, the EPA’s interpretations of the EPA CCR regulations continue to evolve through enforcement and other regulatory actions. FirstEnergy is currently assessing the potential impacts of the final rule, including a review of additional sites to which the new rule might be applicable. Depending on the outcome of appeals and the ultimate implementation of the final rule, compliance with these standards could require remedial actions, including removal of coal ash. See Note 8, “Asset Retirement Obligations,” above for a description of the $125 million increase to its ARO FirstEnergy recorded during the second quarter of 2024 as a result of its analysis. During the third quarter of 2024, FirstEnergy determined that an additional site became applicable under the CCR rules, which resulted in a $25 million increase to the ARO, with a corresponding increase to the asset retirement cost.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of September 30, 2024 based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $96 million have been accrued through September 30, 2024, of which approximately $69 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

United States v. Larry Householder, et al.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In March 2023, a jury found Mr. Householder and his co-defendant, Matthew Borges, guilty and in June 2023, the two were sentenced to prison for 20 and five years, respectively. Messrs. Householder and Borges have appealed their sentences. Also, on July 21, 2020, and in connection with the U.S. Attorney’s Office’s investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the Southern District Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020.

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter. Under the DPA, FE has agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA requires that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, which shall consist of (x) $115 million paid by FE to the United States Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021 and paid in the third quarter of 2021. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information.

Legal Proceedings Relating to United States v. Larry Householder, et al.

On August 10, 2020, the SEC, through its Division of Enforcement, issued an order directing an investigation of possible securities laws violations by FE, and on September 1, 2020, issued subpoenas to FE and certain FE officers relating to the conduct described in the DPA. On April 28, 2021, July 11, 2022, and May 25, 2023, the SEC issued additional subpoenas to FE, with which FE has complied. FirstEnergy cooperated fully with the SEC investigation, and on September 12, 2024, the SEC issued a settlement order that concluded and resolved the investigation in its entirety. Under the terms of the settlement, FE agreed to pay a civil penalty of $100 million and to cease and desist from committing or causing any violations and any future violations of specified provisions of the federal securities laws and rules promulgated thereunder. The civil penalty was paid on September 25, 2024. FE previously recognized a loss contingency of $100 million in the second quarter of 2024 at Corporate/Other for segment reporting.

On June 29, 2023, the OOCIC served FE a subpoena, seeking information relating to the conduct described in the DPA. FirstEnergy was not aware of the OOCIC’s investigation prior to receiving the subpoena and understood that the OOCIC’s investigation was also focused on the conduct described in the DPA, other than with respect to the March 25, 2024, felony indictment of Mr. Householder brought in Cuyahoga County, Ohio. FirstEnergy is cooperating with the OOCIC in its investigation. On February 12, 2024, and in connection with the OOCIC’s ongoing investigation, an indictment by a grand jury of Summit County, Ohio was unsealed against the now-deceased, former chairman of the PUCO, and two former FirstEnergy senior officers, Charles E. Jones, and Michael J. Dowling, charging each of them with several felony counts, including bribery, telecommunications fraud, money laundering and aggravated theft, related to payments described in the DPA. On August 12, 2024, FirstEnergy entered into a settlement with the OOCIC, the Ohio Attorney General’s Office, and the Summit County Prosecutor’s Office to resolve both the investigation and State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp., noted below. The settlement includes, among other things, a non-prosecution agreement and a payment of $19.5 million by FE, which was recorded as a loss contingency in the second quarter of 2024 at Corporate/Other for segment reporting. The settlement payment was paid on August 16, 2024.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020 and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the U.S. Court of Appeals for the Sixth Circuit seeking to appeal that order; the Sixth Circuit granted FE’s petition on November 16, 2023, and heard oral argument on July 17, 2024. On November 30, 2023, FE filed a motion with the S.D. Ohio to stay all proceedings pending that circuit court appeal. Discovery was stayed during the pendency of that motion to stay all proceedings and on August 20, 2024, the S.D. Ohio denied FE’s motion and lifted the stay as to fact discovery. On July 29, 2024, FE filed in the U.S. Court of Appeals for the Sixth Circuit a Petition for Writ of Mandamus asking the Sixth Circuit to direct the district court to deny plaintiffs’ motion to compel disclosure of FE’s privileged internal investigation materials. On September 11, 2024, FE filed in the U.S. Court of Appeals for the Sixth Circuit a motion to stay discovery of the privileged internal investigation materials pending resolution of the Petition for Writ of Mandamus. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
•State of Ohio ex rel. Dave Yost, Ohio Attorney General v. FirstEnergy Corp., et al. and City of Cincinnati and City of Columbus v. FirstEnergy Corp. (Common Pleas Court, Franklin County, OH, all actions have been consolidated); on September 23, 2020 and October 27, 2020, the OAG and the cities of Cincinnati and Columbus, respectively, filed complaints against several parties including FE, each alleging civil violations of the Ohio Corrupt Activity Act and related claims in connection with the passage of HB 6. On January 13, 2021, the OAG filed a motion for a temporary restraining order and preliminary injunction against FirstEnergy seeking to enjoin FirstEnergy from collecting the Ohio Companies' decoupling rider. On January 31, 2021, FE reached a partial settlement with the OAG and the cities of Cincinnati and Columbus with respect to the temporary restraining order and preliminary injunction request and related issues. In connection with the partial settlement, the Ohio Companies filed an application on February 1, 2021, with the PUCO to set their respective decoupling riders (Conservation Support Rider) to zero. On February 2, 2021, the PUCO approved the application of the Ohio Companies setting the rider to zero, and no additional customer bills will include new decoupling rider charges after February 8, 2021. On August 13, 2021, new defendants were added to the complaint, including two former officers of FirstEnergy. On December 2, 2021, the cities and FE entered a stipulated dismissal with prejudice of the cities’ suit. This matter was stayed through a criminal trial in United States v. Larry Householder, et al. described above, but resumed pursuant to an order, dated March 15, 2023. On July 31, 2023, FE and other defendants filed motions to dismiss in part the OAG’s amended complaint, which the OAG opposed. On February 16, 2024, the OAG moved to stay discovery in the case in light of the February 9, 2024, indictments against defendants in this action, which the court granted on March 14, 2024. As described above, FE reached a settlement with the OAG of this civil action and the OOCIC investigation, which resolves this civil action. FE recognized a loss contingency of $19.5 million in the second quarter of 2024, which was paid on August 16, 2024.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, FirstEnergy’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 9, “Regulatory Matters,” and Note 10, “Commitments, Guarantees and Contingencies,” of the Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

ITEM 1A.    RISK FACTORS

You should carefully consider the risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2023, and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, which could materially affect FirstEnergy’s business, financial condition or future results. The information set forth in this report, including without limitation, the risk factor(s) presented below, updates and should be read in conjunction with, the risk factors and information disclosed in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2023, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024.

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

ITEM 5.        OTHER INFORMATION

Amendments to Existing Revolving Credit Facilities

On October 24, 2024, FE and certain of its subsidiaries entered into the following amendments to each of the 2021 Credit Facilities to, among other things: (i) extend the maturity date of the 2021 Credit Facilities for an additional one-year period, from October 18, 2027 to October 18, 2028, and (ii) increase the borrowing limit of the JCP&L credit facility from $500 million to $750 million.
•Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among FE, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;

•Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among CEI, OE and TE, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;

•Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among FE PA, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent;

•Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among JCP&L, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent;

•Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among MP and PE, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent; and

•Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among ATSI, MAIT and TrAIL, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

The foregoing descriptions of the amendments to the 2021 Credit Facilities above do not purport to be complete and are qualified in their entirety by reference to the agreements themselves.

Also on October 24, 2024, each of FET and KATCo entered into amendments of the 2023 Credit Facilities, to, among other things, extend the maturity date of the 2023 Credit Facilities for an additional one-year period, from October 20, 2028 to October 20, 2029 and from October 20, 2027 to October 20, 2028, for the FET credit facility and KATCo credit facility respectively as follows:
•Amendment No. 1 to Credit Agreement, dated as of October 24, 2024, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent and

•Amendment No. 1 to Credit Agreement, dated as of October 24, 2024, among KATCo, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

The foregoing descriptions of the amendments to the 2023 Credit Facilities above do not purport to be complete and are qualified in their entirety by reference to the agreements themselves.

Trading Arrangements

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of FE adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
ITEM 6.        EXHIBITS

Exhibit Number		Description

(A) (B)	10.1	Voluntary Retirement Agreement with Christine L. Walker
(A)	10.2
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among FE, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent

(A)	10.3
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among CEI, OE and TE, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent

(A)	10.4
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among FE PA, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent

(A)	10.5
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among JCP&L, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent

(A)	10.6	Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among MP and PE, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent
(A)	10.7
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among ATSI, MAIT and TrAIL, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent

(A)	10.8
Amendment No. 1 to Credit Agreement and Consent, dated as of October 24, 2024, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent

(A)	10.9
Amendment No. 1 to Credit Agreement, dated as of October 24, 2024, among KATCo, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)
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
October 29, 2024

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer