Form 10-Q
period 2025-03-31
FIRSTENERGY CORP; JERSEY CENTRAL POWER & LIGHT CO
filed 2025-04-30
CIK 1031296, 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission	Registrants;					I.R.S. Employer
File Numbers	Address and Telephone Number				States of Incorporation	Identification Nos.

333-21011	FIRSTENERGY CORP.				Ohio	34-1843785
	341 White Pond Drive
	Akron	OH	44320
	Telephone		(800)	736-3402

1-3141	JERSEY CENTRAL POWER & LIGHT COMPANY				New Jersey	21-0485010
	300 Madison Avenue
	Morristown		NJ	07962
	Telephone		(800)	736-3402

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Registrant	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
FirstEnergy Corp.	Common Stock, $0.10 par value	FE	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

FirstEnergy Corp.	Yes	☑	No	☐
Jersey Central Power & Light Company	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

FirstEnergy Corp.	Yes	☑	No	☐
Jersey Central Power & Light Company	Yes	☑	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑ FirstEnergy Corp.

Accelerated Filer	☐ N/A

Non-accelerated Filer	☑ Jersey Central Power & Light Company

Smaller Reporting Company	☐ N/A

Emerging Growth Company	☐ N/A
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

FirstEnergy Corp.	Yes	☐	No	☑
Jersey Central Power & Light Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

		OUTSTANDING
REGISTRANTS	CLASS	As of March 31, 2025
FirstEnergy Corp.	Common Stock, $0.10 par value	577,156,244
Jersey Central Power & Light Company	Common Stock, $10 par value	13,628,447, all held by FirstEnergy Corp.

This combined Form 10-Q is separately filed by FirstEnergy Corp. and Jersey Central Power & Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Jersey Central Power & Light Company makes no representation as to information relating to FirstEnergy Corp.

Jersey Central Power & Light Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.
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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries, including JCP&L:

AE Supply	Allegheny Energy Supply Company, LLC, a wholly owned unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, a wholly owned generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE, and the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH and Valley Link
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a wholly owned transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
Penn	Pennsylvania Power Company, a former wholly owned Pennsylvania electric power company subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
Registrants	FE and JCP&L
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Transmission Companies	ATSI, MAIT, TrAIL and KATCo
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, Dominion High Voltage MidAtlantic, Inc., and Transource Energy, LLC, on November 24, 2024
WP	West Penn Power Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2026 Convertible Notes	FE's 4.00% convertible senior notes, due 2026
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFSI	Adjusted Financial Statement Income
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
CAA	Clean Air Act
CCR	Coal Combustion Residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DOE	U.S. Department of Energy
DPA	Deferred Prosecution Agreement entered into on July 21, 2021, between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSIC	Distribution System Improvement Charge
EDC	Electric Distribution Company
EEI	The Edison Electric Institute
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
EH	Energy Harbor Corp.
ELG	Effluent Limitation Guidelines
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program.
EnergizeNJ	JCP&L's second Infrastructure Investment Program
EPA	U.S. Environmental Protection Agency
EPS	Earnings per Share
ESP	Electric Security Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FE Board	FE Board of Directors
FE Revolving Facility	FE and the Electric Companies’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021
FERC	Federal Energy Regulatory Commission
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield will own 49.9% of FET

FIP	Federal Implementation Plan
Fitch	Fitch Ratings Service
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IBEW	International Brotherhood of Electrical Workers
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kV	Kilovolt
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
NCI	Noncontrolling Interest
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO staff, and several other signatories
OPEB	Other Postemployment Benefits
OPEIU	Office and Professional Employees International Union
OPIC	Other paid-in capital
OSMRE	U.S. Department of the Interior, Office of Surface Mining Reclamation and Enforcement
OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies on January 1st, 2024
PJM	PJM Interconnection, LLC, an RTO
PJM Region	The territory that PJM coordinates the movement of electricity through, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.
PJM Tariff	PJM Open Access Transmission Tariff
PPA	Purchase Power Agreement
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RTEP	Regional Transmission Expansion Plan
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
S&P 500	Standard & Poor’s 500 index
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	U.S. Securities and Exchange Commission

Securities Act	Securities Act of 1933, as amended
SEET	Significantly Excessive Earnings Test
Sixth Circuit	U.S. Court of Appeals for the Sixth Circuit
SIP	State Implementation Plan(s) under the CAA
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SPE	Special Purpose Entity
Tax Act	Tax Cuts and Jobs Act adopted December 22, 2017
U.S.	United States
UWUA	Utility Workers Union of America
Valley Link LLCA	Amended and Restated Operating Agreement of Valley Link
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia
v

Forward-Looking Statements: This Form 10-Q includes forward-looking statements based on information currently available to the Registrants’ management and unless the context requires otherwise, references to “we,” “us,” “our” and “FirstEnergy” refer to the Registrants. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•The potential liabilities, increased costs and unanticipated developments resulting from government investigations and agreements, including those associated with compliance with or failure to comply with the DPA, and settlements with the OAG's office and the SEC.
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
•Changes in national and regional economic conditions, including recession, volatile interest rates, inflationary pressure, supply chain disruptions, higher fuel costs, and workforce impacts, affecting us and/or our customers and the vendors with which we do business.
•Variations in weather, such as mild seasonal weather variations and severe weather conditions (including events caused, or exacerbated, by climate change, such as wildfires, hurricanes, flooding, droughts, high wind events and extreme heat events) and other natural disasters, which may result in increased storm restoration expenses or material liability and negatively affect future operating results.
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
•The ability to access the public securities and other capital and credit markets in accordance with our financial plans, the cost of such capital and overall condition of the capital and credit markets affecting us, including the increasing number of financial institutions evaluating the impact of climate change on their investment decisions, and the loss of FE’s status as a well-known seasoned issuer.
•The risks associated with physical attacks, such as acts of war, terrorism, sabotage or other acts of violence, and cyber-attacks and other disruptions to our, or our vendors’, information technology system, which may compromise our operations, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information. The ability to accomplish or realize anticipated benefits through establishing a culture of continuous improvement and our other strategic and financial goals, including, but not limited to, executing Energize365, our transmission and distribution investment plan, executing on our rate filing strategy, controlling costs, improving credit metrics, maintaining investment grade ratings, strengthening our balance sheet and growing earnings.
•Changing market conditions affecting the measurement of certain liabilities and the value of assets held in our pension trusts may negatively impact our forecasted growth rate, results of operations and may also cause it to make contributions to its pension sooner or in amounts that are larger than currently anticipated.
•Changes in assumptions regarding factors such as economic conditions within our territories, the reliability of our transmission and distribution system, our generation resource planning in West Virginia, or the availability of capital or other resources supporting identified transmission and distribution investment opportunities.
•Human capital management challenges, including among other things, attracting and retaining appropriately trained and qualified employees and labor disruptions by our unionized workforce.
•Mitigating exposure for remedial activities associated with retired and formerly owned electric generation assets, including those sites impacted by the legacy CCR rules that were finalized during 2024, and the EPA’s reconsideration of such rule.
•Changes to environmental laws and regulations, including, but not limited to, federal and state rules related to climate change, and potential changes to such laws and regulations as a result of the U.S. presidential administration.
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

•The ability to meet our publicly-disclosed goals relating to climate-related matters, opportunities, improvements, and efficiencies, including FirstEnergy’s GHG reduction goals.
•The risks and other factors discussed from time to time in our SEC filings.

Dividends declared from time to time on FE’s common stock during any period may in the aggregate vary from prior periods due to circumstances considered by the FE Board at the time of the actual declarations. A security rating is not a recommendation to buy or hold securities and is subject to revision or withdrawal at any time by the assigning rating agency. Each rating should be evaluated independently of any other rating.

Forward-looking and other statements in this Quarterly Report on Form 10-Q regarding FirstEnergy’s Climate Strategy, including FirstEnergy’s GHG emission reduction goals, are not an indication that these statements are necessarily material to investors or required to be disclosed in FE’s filings with the SEC. In addition, historical, current and forward-looking statements regarding climate matters, including GHG emissions, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024

REVENUES:
Distribution services and retail generation	$3,081	$2,695
Transmission	586	515
Other	98	77
Total revenues(1)	3,765	3,287

OPERATING EXPENSES:
Fuel	149	105
Purchased power	1,088	1,036
Other operating expenses	1,034	1,006
Provision for depreciation	411	381
Deferral of regulatory assets, net	(10)	(164)
General taxes	339	311
Total operating expenses	3,011	2,675

OPERATING INCOME	754	612

OTHER INCOME (EXPENSE):
Equity method investment earnings, net (Note 1)	—	21
Miscellaneous income, net	36	44
Interest expense	(288)	(305)
Capitalized financing costs	38	30
Total other expense	(214)	(210)

INCOME BEFORE INCOME TAXES	540	402

INCOME TAXES	126	135

NET INCOME	$414	$267

Income attributable to noncontrolling interest	54	14

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$360	$253

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$360	$253

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3):
Basic	$0.62	$0.44
Diluted	$0.62	$0.44

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	577	574
Diluted	578	576

(1) Includes excise and gross receipts tax collections of $123 million and $115 million during the three months ended March 31, 2025 and 2024, respectively.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132	$111
Restricted cash	31	43
Receivables-
Customers	1,624	1,585
Less — Allowance for uncollectible customer receivables	50	55
	1,574	1,530
Other, net of allowance for uncollectible accounts of $9 in 2025 and $6 in 2024	314	303
Materials and supplies, at average cost	567	549
Prepaid taxes and other	341	240
	2,959	2,776
PROPERTY, PLANT AND EQUIPMENT:
In service	53,543	52,896
Less — Accumulated provision for depreciation	14,774	14,548
	38,769	38,348
Construction work in progress	2,932	2,754
	41,701	41,102

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	657	652
Regulatory assets	636	617
Other	1,200	1,279
	8,111	8,166
TOTAL ASSETS	$52,771	$52,044

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$1,928	$977
Short-term borrowings	1,635	550
Accounts payable	1,516	1,575
Accrued interest	280	269
Accrued taxes	715	727
Accrued compensation and benefits	257	205
Customer deposits	236	233
Dividends payable	257	245
Other	290	216
	7,114	4,997
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	21,223	22,496
Accumulated deferred income taxes	5,740	5,613
Retirement benefits	1,698	1,698
Regulatory liabilities	998	995
Other	2,136	2,525
	31,795	33,327
TOTAL LIABILITIES	38,909	38,324

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 577,156,244 and 576,612,245 shares outstanding as of March 31, 2025 and December 31, 2024, respectively.	58	58
Other paid-in capital	12,377	12,368
Accumulated other comprehensive loss	(14)	(14)
Retained earnings	146	43
Total common stockholders’ equity	12,567	12,455
Noncontrolling interest	1,295	1,265
TOTAL EQUITY	13,862	13,720

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10)

TOTAL LIABILITIES AND EQUITY	$52,771	$52,044

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
	Common stock		OPIC	AOCI	Retained earnings (Accumulated deficit)	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2025	577	$58	$12,368	$(14)	$43	$12,455	$1,265	$13,720
Net income	—	—	—	—	360	360	54	414
Stock Investment Plan and share-based benefit plans	—	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.445 per share in March)	—	—	—	—	(257)	(257)	—	(257)
Noncontrolling interest distributions declared	—	—	—	—	—	—	(24)	(24)
Balance, March 31, 2025	577	$58	$12,377	$(14)	$146	$12,567	$1,295	$13,862

	Three Months Ended March 31, 2024
	Common stock		OPIC	AOCI	Accumulated deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2024	574	$57	$10,494	$(17)	$(97)	$10,437	$479	$10,916
Net income	—	—	—	—	253	253	14	267
Stock Investment Plan and share-based benefit plans	2	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.425 per share in March)	—	—	(88)	—	(156)	(244)	—	(244)
FET Equity Interest Sale	—	—	1,942	—	—	1,942	731	2,673
Noncontrolling interest distributions declared	—	—	—	—	—	—	(8)	(8)
Balance, March 31, 2024	576	$57	$12,357	$(17)	$—	$12,397	$1,216	$13,613

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$414	$267
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	408	276
Deferred income taxes and investment tax credits, net	97	112
Employee benefit costs, net	(3)	(17)
Transmission revenue collections, net	40	48
Changes in current assets and liabilities-
Receivables	(55)	(85)
Materials and supplies	(18)	(26)
Prepaid taxes and other current assets	(108)	(172)
Accounts payable	25	(1)
Accrued taxes	(157)	(176)
Accrued interest	11	13
Accrued compensation and benefits	(7)	(178)
Other current liabilities	(16)	(18)
Collateral, net	37	(25)
Employee benefit plan funding and related payments	(12)	(20)
Other	(19)	(38)
Net cash provided from (used for) operating activities	637	(40)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(1,005)	(790)
Sales of investment securities held in trusts	27	13
Purchases of investment securities held in trusts	(30)	(16)
Asset removal costs	(84)	(78)
Other	(1)	1
Net cash used for investing activities	(1,093)	(870)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	—	150
Short-term borrowings, net	1,085	—
Redemptions and repayments-
Long-term debt	(324)	(23)
Short-term borrowings, net	—	(525)
Proceeds from FET Equity Interest Sale	—	2,300
Noncontrolling interest cash distributions	(24)	(8)
Common stock dividend payments	(245)	(235)
Debt issuance and redemption costs, and other	(27)	(13)
Net cash provided from financing activities	465	1,646

Net change in cash, cash equivalents, and restricted cash	9	736
Cash, cash equivalents, and restricted cash at beginning of period	154	179
Cash, cash equivalents, and restricted cash at end of period	$163	$915

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$285	$224
McElroy Run Transfer	$130	$—

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2025	2024

REVENUES	$566	$466

OPERATING EXPENSES:
Purchased power	298	248
Other operating expenses(1)	145	187
Provision for depreciation	65	61
Deferral of regulatory assets, net	(22)	(39)
General taxes	6	5
Total operating expenses	492	462

OPERATING INCOME	74	4

OTHER INCOME (EXPENSE):
Miscellaneous income, net	12	11
Interest expense - other	(29)	(30)
Interest expense - affiliates	(1)	(4)
Capitalized financing costs	9	7
Total other expense	(9)	(16)

INCOME (LOSS) BEFORE INCOME TAXES (BENEFITS)	65	(12)

INCOME TAXES (BENEFITS)	16	(4)

NET INCOME (LOSS)	$49	$(8)

COMPREHENSIVE INCOME (LOSS)	$49	$(8)

(1) During the three months ended March 31, 2025 and 2024, $54 million and $46 million, respectively, of affiliated operating expenses were incurred, a portion of which is capitalized.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Receivables -
Customers	$262	$284
Less — Allowance for uncollectible customer receivables	5	6
	257	278
Affiliated companies	8	44
Other	41	28
Prepaid taxes and other	31	29
	337	379
PROPERTY, PLANT AND EQUIPMENT:
In service	8,807	8,697
Less — Accumulated provision for depreciation	2,415	2,409
	6,392	6,288
Construction work in progress	661	620
	7,053	6,908
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	1,811	1,811
Investments	283	282
Regulatory assets	292	265
Prepaid OPEB costs	219	215
Other	78	67
	2,683	2,640
TOTAL ASSETS	$10,073	$9,927

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$651	$1
Short-term borrowings -
Affiliated companies	76	22
Accounts payable -
Affiliated companies	18	1
Other	182	176
Accrued compensation and benefits	30	33
Customer deposits	34	34
Accrued taxes	14	21
Accrued interest	30	23
Other	59	34
	1,094	345
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	1,687	2,339
Accumulated deferred income taxes, net	1,223	1,196
Nuclear fuel disposal costs	237	235
Retirement benefits	69	71
Other	765	764
	3,981	4,605
TOTAL LIABILITIES	5,075	4,950

COMMON STOCKHOLDER'S EQUITY:
Common stock, $10 par value, authorized 16,000,000 shares - 13,628,447 shares outstanding	136	136
Other paid-in capital	3,525	3,523
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,341	1,322
TOTAL COMMON STOCKHOLDER’S EQUITY	4,998	4,977

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10)

TOTAL LIABILITIES AND EQUITY	$10,073	$9,927

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Three Months Ended March 31, 2025
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Stockholder's Equity
Balance, January 1, 2025	13,628,447	$136	$3,523	$(4)	$1,322	$4,977
Net income					49	49
Stock-based compensation(1)			2			2
Common stock dividends declared					(30)	(30)
Balance, March 31, 2025	13,628,447	$136	$3,525	$(4)	$1,341	$4,998

	Three Months Ended March 31, 2024
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Stockholder's Equity
Balance, January 1, 2024	13,628,447	$136	$2,777	$(5)	$1,224	$4,132
Net loss					(8)	(8)
Stock-based compensation(1)			2			2
Equity contribution from parent			140			140
Balance, March 31, 2024	13,628,447	$136	$2,919	$(5)	$1,216	$4,266

(1) In the form of FE common equity granted to certain JCP&L employees.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49	$(8)
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	43	71
Transmission revenue collections, net	8	9
Deferred income taxes and investment tax credits, net	23	27
Spent nuclear fuel disposal trust income	3	3
Employee benefit costs, net	(6)	(7)
Changes in current assets and liabilities-
Receivables	44	(15)
Prepaid taxes and other current assets	(2)	7
Accounts payable	28	19
Accrued taxes	(7)	(3)
Accrued interest	7	3
Accrued compensation and benefits	(5)	(12)
Other current liabilities	5	(2)
Collateral, net	19	2
Employee benefit plan funding and related payments	—	(7)
Other	(4)	(4)
Net cash provided from operating activities	205	83

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(206)	(194)
Sales of investment securities held in trusts	27	13
Purchases of investment securities held in trusts	(30)	(16)
Asset removal costs	(17)	(18)
Net cash used for investing activities	(226)	(215)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Short-term borrowings - affiliated companies, net	54	192
Redemptions and repayments-
Short-term borrowings - other, net	—	(200)
Equity contribution from parent	—	140
Common stock dividend payments	(30)	—
Other	(3)	—
Net cash provided from financing activities	21	132

Net change in cash, cash equivalents, and restricted cash	—	—
Cash, cash equivalents, and restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions
Accrued capital investments	$79	$76

See Combined Notes to Financial Statements of the Registrants.

COMBINED NOTES TO FINANCIAL STATEMENTS OF THE REGISTRANTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Defined terms and abbreviations used herein have the meanings set forth in the accompanying Glossary of Terms. Unless otherwise indicated, the disclosures in these notes apply to each of the Registrants. For clarification purposes, disclosures made herein on behalf of FirstEnergy should be read to be made on behalf of JCP&L unless expressly stated otherwise.

FirstEnergy

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

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s electric operating companies comprise one of the nation’s largest investor-owned electric systems, serving over 6 million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include more than 24,000 miles of lines and two regional transmission operation centers. As of March 31, 2025, AGC and MP control 3,604 MWs of net maximum generation capacity.
In addition, FE holds all of the outstanding equity of other direct subsidiaries including FEV, which currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations.
FESC provides legal, financial and other corporate support services at cost, in accordance with its cost allocation manual, to affiliated FirstEnergy companies. FE does not bill directly or allocate any of its costs to any subsidiary company. Costs are charged to FE's subsidiaries for services received from FESC either through direct billing or through an allocation process. Allocated costs are for services that are provided on behalf of more than one company and are allocated using formulas developed by FESC and are generally settled under commercial terms within thirty days.
On July 26, 2024, FE, VEPCO and Transource Energy, LLC, a subsidiary of AEP, entered into a joint proposal agreement in connection with PJM’s 2024 Regional Transmission Expansion Plan Open Window 1 process. Pursuant to such joint proposal agreement, FET, VEPCO and Transource Energy, LLC jointly proposed certain regional electric transmission projects for PJM's consideration during the Open Window process. On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 26, 2025, PJM selected certain of the joint proposed projects, which included approximately $3 billion in investments for Valley Link to both build new and upgrade existing transmission infrastructure.
JCP&L

JCP&L owns property and does business as an electric public utility in New Jersey, providing distribution services to approximately 1.2 million customers, as well as transmission services in northern, western, and east central New Jersey. JCP&L serves an area that has a population of approximately 2.8 million. JCP&L plans, operates, and maintains its transmission system in accordance with NERC reliability standards, and other applicable regulatory requirements. In addition, JCP&L complies with the regulations, orders, policies and practices prescribed by FERC and the NJBPU.

Basis of Presentation

The Registrants follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC, and, as applicable, the PUCO, the PPUC, the MDPSC, the NYPSC, the WVPSC, the VSCC and the NJBPU. The accompanying interim financial statements as of March 31, 2025, and the three months ended March 31, 2025 and 2024 are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The balance sheets, as of December 31, 2024, were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

The Registrants have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with FirstEnergy’s audited financial statements and notes included in its

Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, and JCP&L’s Form S-4 filed with the SEC on April 1, 2025, respectively.

The Registrants consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. The Registrants consolidate a variable interest entity when it is determined that it is the primary beneficiary. Investments in affiliates over which the Registrants have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment on the Balance Sheets and the percentage of ownership share of the entity’s earnings is reported in the Statements of Income and Comprehensive Income.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Economic Conditions

While supply lead times have not fully returned to pre-pandemic levels, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.

The U.S. presidential administration has announced the imposition of widespread and substantial tariffs on imports, with additional tariffs to potentially be adopted in the future. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.
Capitalized Financing Costs
FirstEnergy - For the three months ended March 31, 2025 and 2024, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income and Comprehensive Income include $22 million and $13 million, respectively, of allowance for equity funds used during construction and $16 million and $17 million, respectively, of capitalized interest.
JCP&L - For the three months ended March 31, 2025 and 2024, capitalized financing costs on JCP&L’s Statements of Income and Comprehensive Income include $6 million and $1 million, respectively, of allowance for equity funds used during construction and $3 million and $6 million, respectively, of capitalized interest.

Reorganization

On March 24, 2025, FirstEnergy internally announced organizational changes to FirstEnergy employees. These organizational changes are intended to align FirstEnergy’s organization with its new business model, which is designed to make FE more efficient and sustainable while placing responsibility and accountability closer to customers, employees and regulators. The changes are also consistent with FirstEnergy’s focus on operations and maintenance expense discipline. These organizational changes resulted in approximately two hundred employees being reassigned and FirstEnergy reducing its workforce by less than three percent. As a result, FirstEnergy recognized a pre-tax charge of approximately $26 million ($5 million at JCP&L) during the first quarter of 2025, which is included within “Other operating expenses” on each of the Registrant’s Statements of Income and Comprehensive Income.

FET Noncontrolling Interest

FirstEnergy presents Brookfield’s 49.9% total ownership portion of FET’s net income and net assets as NCI. NCI is included as a component of equity on FirstEnergy’s Consolidated Balance Sheets.
Equity Method Investments

Investments over which the Registrants have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported in “Investments” on the Balance Sheets. The percentage of ownership share of the entity’s earnings is reported in the Statements of Income and Comprehensive Income and reflected in “Other income (expense)”.
Equity method investments, which are included within "Investments" on the FirstEnergy Consolidated Balance Sheets, were approximately $85 million and $84 million as of March 31, 2025, and December 31, 2024, respectively. JCP&L did not have any equity method investments as of March 31, 2025, or December 31, 2024.

Global Holding - FEV currently holds a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales primarily focused on international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint venture’s economic performance. FEV's ownership interest is subject to the equity method of accounting. No income related to FEV’s ownership in Global Holding was recognized for the three months ended March 31, 2025. For the three months ended March 31, 2024, pre-tax income related to FEV’s ownership in Global Holding was $21 million. FEV’s pre-tax equity earnings and investment in Global Holding are included in Corporate/Other for segment reporting. FirstEnergy intends to exit from FEV’s equity method investment in Global Holdings.
As of March 31, 2025, and December 31, 2024, the carrying value of the equity method investment was $45 million.
Valley Link - On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 21, 2025, FET, Dominion HV and Transource entered into the Valley Link LLCA, which amended and restated a provisional operating agreement among the members entered into in November 2024. The Valley Link LLCA establishes the general framework for managing Valley Link, which was formed by FET, Dominion HV, and Transource to accept, design, develop, construct, own, operate and finance the transmission projects awarded by PJM to Valley Link on February 26, 2025, in response to the PJM 2024 Regional Transmission Expansion Plan Long-Term Proposal Window #1. This general framework includes the relationship among the members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain the transmission projects awarded by PJM. As of February 21, 2025, the relative ownership interests of the members are FET (34%), Dominion HV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. As of March 31, 2025, and December 31, 2024, there were no investment balances recorded on the FirstEnergy Balance Sheets.

On February 26, 2025, PJM awarded two electric transmission projects to Valley Link, including the construction of (i) approximately 260 miles of 765-kilovolt (kV) transmission line and two substations between Putnam County, West Virginia and Frederick County, Maryland; (ii) approximately 155 miles of 765-kV transmission line and a substation between Campbell County, Virginia and Fauquier County, Virginia; and (iii) a new substation in Caroline County, Virginia. The total cost of these projects is estimated to be approximately $3.0 billion with FET’s estimated share will be approximately $1.020 billion.
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland, which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of March 31, 2025 and December 31, 2024, the carrying value of the equity method investment was $17 million.
In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a “public utility” and no longer is subject to FERC jurisdiction. FirstEnergy and its non-affiliated joint venture partner are completing the process of terminating the PATH corporate entities.
New Accounting Pronouncements

Recently Issued Pronouncements - The following new authoritative accounting guidance issued by the FASB has not yet been adopted. Unless otherwise indicated, the Registrants’ management is currently assessing the impact such guidance may have on its financial statements and disclosures, as well as the potential to early adopt where applicable. Management has assessed other FASB issuances of new standards not described below based upon the current expectation that such new standards will not significantly impact the Registrants’ financial statements.

ASU 2023-09, "Income taxes (Topic 280): Improvements to Income Tax Disclosures " (Issued in December 2023): ASU 2023-09 enhances disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how a company’s operations and related tax risks and tax planning and operational opportunities affect the tax rate and prospects for future cash flows. Disclosure requirements include a tabular reconciliation using both percentages and amounts, separated out into specific categories with certain reconciling items at or above 5% of the statutory tax as well as by nature and/or jurisdiction. In addition, entities will be required to disclose income taxes paid (net of refunds received), broken out between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes are paid to such jurisdiction. For the Registrants’, the guidance will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments within ASU 2023-09 are to be applied on a prospective basis, with retrospective application permitted.

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" (Issued in November 2024 and subsequently updated within ASU 2025-01): ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for the Registrants for the first annual reporting period beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The guidance is permitted to be applied prospectively, and comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply the new standard retrospectively to any or all prior periods presented in the financial statements.

2. REVENUE

The disclosures in this note apply to both Registrants, unless indicated otherwise.

The following represents a disaggregation of FirstEnergy’s revenue from contracts with customers for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
	2025	2024
	(In millions)
Distribution
Retail generation and distribution services:
Residential	$1,309	$1,184
Commercial	415	374
Industrial	152	146
Other	19	20
Wholesale	1	1
Other revenue from contracts with customers	17	21
Total revenues from contracts with customers	1,913	1,746
Other revenue unrelated to contracts with customers	23	21
Total Distribution	$1,936	$1,767

Integrated
Retail generation and distribution services:
Residential	$708	$574
Commercial	318	252
Industrial	151	138
Other	9	7
Wholesale	47	30
Transmission	100	81
Other revenue from contracts with customers	1	5
Total revenues from contracts with customers	1,334	1,087
Other revenue unrelated to contracts with customers	15	8
Total Integrated	$1,349	$1,095

Stand-Alone Transmission
ATSI	$262	$243
TrAIL	70	67
MAIT	131	104
KATCo	23	20
Total revenues from contracts with customers	486	434
Other revenue unrelated to contracts with customers	5	4
Total Stand-Alone Transmission	$491	$438

Corporate/Other, Eliminations and Reconciling Adjustments (1)
Wholesale	$4	$3
Eliminations and reconciling adjustments	(15)	(16)
Total Corporate/Other, Eliminations and Reconciling Adjustments	$(11)	$(13)

FirstEnergy Total Revenues	$3,765	$3,287
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

The following table represents a disaggregation of JCP&L’s revenue from contracts with customers for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31
	2025	2024
	(In millions)
Distribution
Retail generation and distribution services:
Residential	$343	$286
Commercial	175	137
Industrial	20	17
Street lighting	5	4
Wholesale	1	2
Other revenue from contracts with customers	3	5
Total revenues from contracts with customers	547	451
Other revenue unrelated to contracts with customers	1	1
Total Distribution Segment Revenue	$548	$452

Transmission
Total Transmission Segment Revenue	$61	$52

Reconciling Adjustments(1)
Retail generation and distribution services	$(43)	$(38)

JCP&L Total Revenues	$566	$466
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers. Billed and unbilled customer receivables as of March 31, 2025, and December 31, 2024, are included below:

Customer Receivables - FirstEnergy	March 31, 2025	December 31, 2024
	(In millions)
Billed	$1,024	$867
Unbilled	600	718
	1,624	1,585
Less: Uncollectible Reserve	50	55
Total FirstEnergy Customer Receivables	$1,574	$1,530

Customer Receivables - JCP&L	March 31, 2025	December 31, 2024
	(In millions)
Billed	$163	$166
Unbilled	99	118
	262	284
Less: Uncollectible Reserve	5	6
Total JCP&L Customer Receivables	$257	$278
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

The Registrants’ review allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Electric Companies are able to utilize to ensure payment. The Registrants’ uncollectible risk on PJM receivables, resulting from transmission and wholesale sales, is minimal due to the nature of PJM’s settlement process and as a result there is no current allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the three months ended March 31, 2025, and for the year ended December 31, 2024 are as follows:

	FirstEnergy	JCP&L

	(In millions)
Balance, January 1, 2024	$64	$9
Provision for expected credit losses(1)(2)	73	5
Charged to other accounts(3)	39	4
Write-offs	(121)	(12)
Balance, December 31, 2024	$55	$6
Provision for expected credit losses(1)(2)	24	1
Charged to other accounts(3)	9	1
Write-offs	(38)	(3)
Balance, March 31, 2025	$50	$5
(1) Approximately $6 million and $17 million of which was deferred for future recovery for FirstEnergy in the three months ended March 31, 2025, and the year ended December 31, 2024, respectively.
(2) Approximately $1 million and $5 million of which was deferred for future recovery for JCP&L in the three months ended March 31, 2025, and the year ended December 31, 2024, respectively.
(3) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.

3. EARNINGS PER SHARE OF COMMON STOCK

The disclosures in this note apply to FirstEnergy only.

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

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended March 31,
Reconciliation of Basic and Diluted EPS	2025	2024

	(In millions, except per share amounts)

Earnings Attributable to FE	$360	$253

Share count information:
Weighted average number of basic shares outstanding	577	574
Assumed exercise of dilutive share-based awards	1	2
Weighted average number of diluted shares outstanding	578	576

EPS Attributable to FE:
Basic EPS	$0.62	$0.44

Diluted EPS	$0.62	$0.44

For the three months ended March 31, 2025 and 2024, no shares from awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

The dilutive effect of the 2026 Convertible Notes is limited to the conversion obligation in excess of the aggregate principal amount of the 2026 Convertible Notes being converted. For the three months ended March 31, 2025 and 2024, there was no dilutive effect resulting from the 2026 Convertible Notes as the average market price of FE shares of common stock was below the initial conversion price of $46.81 per share.
4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS

The disclosures in this note apply to both Registrants, unless indicated otherwise.
FirstEnergy provides qualified benefit plans, through the FirstEnergy Master Pension Plan and the FirstEnergy Welfare Plan that cover substantially all employees and non-qualified defined benefit plans that cover certain employees, including employees of JCP&L. FirstEnergy’s pension and OPEB plans are neither multiemployer nor multiple-employer plans.
The Registrants recognize a pension and OPEB mark-to-market adjustment for the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement.
FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which, based on various assumptions, including an expected rate of return on assets of 8.5% for 2025, is expected to be approximately $300 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. JCP&L is not expected to make a contribution.
In January 2025, FirstEnergy executed a lift-out transaction with MetLife, which transferred approximately $640 million of plan assets and $652 million of plan obligations, associated with approximately 2,000 former competitive generation employees, who will assume future and full responsibility to fund and administer their benefit payments. There was no change to the pension benefits for any participant as a result of the transfer and the transaction was funded by pension plan assets. FirstEnergy believes that this lift-out transaction, in addition to the lift-out in 2023, further de-risked potential volatility with the pension plan assets and liabilities, and will continue to evaluate other lift-outs in the future based on market and other conditions. Due to the timing of the lift-out transaction and its proximity to the 2024 annual remeasurement, FirstEnergy elected a practical expedient and did not remeasure pension plan assets and obligations when the lift-out occurred in January 2025.
Service costs, net of capitalization, are reported within “Other operating expenses” on the Registrants’ Statements of Income and Comprehensive Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within “Miscellaneous income, net”, within “Other income (expense)” on the Registrants’ Statements of Income and Comprehensive Income.
FirstEnergy cash flows from operating activities for the three months ended March 31, 2025 and 2024, includes approximately $12 million and $20 million, respectively, of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.

The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

FirstEnergy Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31,	2025	2024	2025	2024
	(In millions)
Service costs	$33	$35	$1	$1
Interest costs	93	99	5	5
Expected return on plan assets	(115)	(133)	$(10)	(8)
Amortization of prior service costs (credits)	—	1	—	(1)
Net periodic benefit costs (credits)	$11	$2	$(4)	$(3)
Net periodic benefit credits, net of amounts capitalized	$(6)	$(15)	$(4)	$(4)

JCP&L

JCP&L recognizes its allocated portion of the expected cost of providing pension and OPEB to employees and their beneficiaries and covered dependents from the time employees are hired until they become eligible to receive those benefits. JCP&L also recognizes its allocated portion of obligations to former or inactive employees after employment, but before retirement, for disability-related benefits.

JCP&L cash flows from operating activities for the three months ended March 31, 2024, includes approximately $7 million of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.

JCP&L’s net periodic benefit costs (credits) for pension and OPEB were as follows:

	Pension		OPEB
For the Three Months Ended March 31,	2025	2024	2025	2024
	(In millions)
JCP&L's share of net periodic benefit credits(1)	$(1)	$(1)	$(4)	$(3)
(1) Includes amounts capitalized
In addition to the net periodic benefit costs for its current and former employees and retirees, JCP&L is also allocated pension and OPEB net periodic benefit costs and credits from its affiliates, primarily FESC. JCP&L was allocated from affiliates $2 million of net periodic pension costs for both the three months ended March 31, 2025 and 2024. Net periodic OPEB costs allocated from affiliates for the three months ended March 31, 2025 and 2024, were immaterial.
5. INCOME TAXES
The disclosures in this note apply to both Registrants, unless indicated otherwise.

The Registrants’ interim effective income tax rates reflect the estimated annual effective income tax rates for 2025 and 2024. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items.

The following table reconciles the FirstEnergy effective income tax rate to the federal income tax statutory rate for the three months ended March 31, 2025 and 2024:

FirstEnergy	For the Three Months Ended March 31,
	2025	2024
	(In millions)
Income before income taxes	$540	$402
Federal income tax expense at the 21% statutory rate	$113	$84
Increases (reductions) in tax expense resulting from:
State and municipal income taxes, net of federal tax benefit	31	23
AFUDC equity and other flow-through	(9)	(7)
Taxes related to the combined sale of 49.9% of the equity interests of FET	—	7
Excess deferred tax amortization	(13)	(13)
Valuation allowances	—	39
Other, net	4	2
Total income taxes	$126	$135
Effective income tax rate	23.3%	33.6%

The following table reconciles the JCP&L effective income tax rate to the federal income tax statutory rate for the three months ended March 31, 2025 and 2024:

JCP&L	For the Three Months Ended March 31,
	2025	2024
	(In millions)
Income (loss) before income taxes (benefits)	$65	$(12)
Federal income tax expense (benefit) at the 21% statutory rate	$14	$(3)
Increases (reductions) in tax expense resulting from:
State income taxes, net of federal tax benefit	5	(1)
AFUDC equity and other flow-through	(2)	—
Excess deferred tax amortization	(1)	(1)
Other, net	—	1
Total income taxes (benefits)	$16	$(4)
Effective income tax rate	24.6%	33.3%

The IRA of 2022, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. The IRA of 2022 requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. On September 12, 2024, the U.S. Treasury issued proposed regulations for the AMT for comments. FirstEnergy is assessing the proposed regulations but continues to believe that it is more likely than not that it will be subject to AMT, however, the completion of the U.S. Treasury’s rulemaking process and the future issuance of final regulations, as well as potential future federal tax legislation or presidential executive orders, could significantly change FirstEnergy’s AMT estimates or its conclusion as to whether it is an AMT payer at all. JCP&L is party to an intercompany income tax allocation agreement with FirstEnergy and, accordingly, may be allocated a share of any AMT paid by the FirstEnergy consolidated group. As further discussed below, FirstEnergy expects to pay regular federal corporate income tax for the 2024 tax year, due in large part to the gain realized from closing the FET Equity Interest Sale. The regulatory treatment of the IRA of 2022 may also be subject to regulation by FERC and/or applicable state regulatory authorities. Any adverse development in the IRA of 2022, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

As discussed above, on March 25, 2024, FirstEnergy closed on the FET Equity Interest Sale realizing an approximate $7 billion tax gain from the combined sale of 49.9% of the equity interests of FET for consideration received and recapture of negative tax basis in FET. As of December 31, 2023, FirstEnergy had approximately $8.1 billion of gross federal NOL carryforwards available to offset a majority of the tax gain and taxable income in 2024. Due to certain limitations on NOL utilization enacted in the Tax Act, approximately $1.6 billion NOL is carrying forward into 2025 and possibly beyond. In the first quarter of 2024, FirstEnergy recognized a net tax charge of approximately $46 million, comprised of updates to estimated deferred tax liability for the deferred gain from the 19.9% FET equity interest sale in May 2022, deferred tax liability related to its ongoing investment in FET, and valuation allowance associated with the expected utilization of certain state NOL carryforwards impacted by the sale and the PA consolidation, and recognized a reduction to OPIC of approximately $803 million for federal and state income tax associated with the tax gain from closing on the FET Equity Interest Sale.
6. FAIR VALUE MEASUREMENTS

The disclosures in this note apply to both Registrants, unless indicated otherwise.

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

The Registrants primarily apply the market approach for recurring fair value measurements using the best information available. Accordingly, the Registrants, maximize the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of March 31, 2025, from those used as of December 31, 2024. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following table sets forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	March 31, 2025				December 31, 2024
FirstEnergy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$1	$1	$—	$—	$7	$7
Equity securities	2	—	—	2	2	—	—	2
Debt securities(2)	—	272	—	272	—	276	—	276
Cash, cash equivalents and restricted cash(3)	163	—	—	163	154	—	—	154
Other(4)	—	52	—	52	—	45	—	45
Total assets	$165	$324	$1	$490	$156	$321	$7	$484

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(1)	$(1)	$—	$—	$—	$—
Total liabilities	$—	$—	$(1)	$(1)	$—	$—	$—	$—

Net assets	$165	$324	$—	$489	$156	$321	$7	$484
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Related to JCP&L’s investments held in the spent nuclear fuel disposal trusts, see below.
(2) Restricted cash of $31 million and $43 million as of March 31, 2025, and December 31, 2024, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
(4) Primarily consists of short-term investments, of which $11 million and $6 million as of March 31, 2025, and December 31, 2024, respectively, are held by JCP&L.

INVESTMENTS

All temporary cash investments purchased with an initial maturity of three months or less are reported as “Cash equivalents” on the Consolidated Balance Sheets at cost, which approximates their fair market value. Investments other than cash and cash equivalents include AFS debt securities and other investments. The Registrants have no debt securities held for trading purposes.

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of March 31, 2025, and December 31, 2024:

	March 31, 2025(1)				December 31, 2024(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$295	$—	$(23)	$272	$299	$—	$(23)	$276
(1) Excludes short-term cash investments of $11 million as of March 31, 2025.
(2) Excludes short-term cash investments of $6 million as of December 31, 2024.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three months ended March 31, 2025 and 2024, were as follows for the Registrants:

	For the Three Months Ended March 31,
	2025	2024
	(In millions)
Sale proceeds	$27	13
Realized gains	—	—
Realized losses	(2)	(1)
Interest and dividend income	3	3

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Earnings and losses associated with corporate-owned life insurance policies and equity method investments are reflected in “Miscellaneous Income, net” line on FirstEnergy’s Consolidated Statements of Income. Other investments were $374 million and $370 million as of March 31, 2025, and December 31, 2024, respectively, and are excluded from the amounts reported above. See Note 1, "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants for additional information on FirstEnergy's equity method investments.

For the three months ended March 31, 2025 and 2024, pre-tax income related to corporate-owned life insurance policies was $2 million and $9 million, respectively. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as “Short-term borrowings” on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, the Registrants believe that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of March 31, 2025, and December 31, 2024:

FirstEnergy	March 31, 2025	December 31, 2024
	(In millions)
Carrying value	$23,270	$23,594
Fair value	$22,097	$22,128

JCP&L	March 31, 2025	December 31, 2024
	(In millions)
Carrying value	$2,350	2,350
Fair value	$2,308	2,284

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of the Registrants. The Registrants classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2025, and December 31, 2024.

FirstEnergy had the following issuances and redemptions during the three months ended March 31, 2025 (JCP&L had no issuances or redemptions):

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE	Unsecured Notes	March, 2025	2.050%	2025	$300	FE redeemed unsecured notes that became due.

On April 16, 2025, TrAIL issued $600 million of senior notes due 2031 at 5.00%. Proceeds are expected to be used to redeem senior notes that will be coming due in 2025 and repay short-term borrowings, as well as to fund capital investments, working capital and other corporate purposes.

On December 5, 2024, JCP&L issued $700 million of unsecured senior notes due in 2035 in a private offering that included a registration rights agreement in which JCP&L agreed to conduct an exchange offer of these senior notes for like principal amounts registered under the Securities Act. On April 1, 2025, JCP&L filed a registration statement on Form S-4 with the SEC, which became effective on April 11, 2025.

7. VARIABLE INTEREST ENTITIES

The disclosures in this note apply to both Registrants, unless indicated otherwise.

The Registrants perform qualitative analyses to determine whether a variable interest qualifies them as the primary beneficiary (a controlling financial interest) of a VIE. An enterprise has a controlling financial interest if it has both: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Registrants consolidate a VIE when it is determined that it is the primary beneficiary.

In order to evaluate contracts for consolidation treatment and entities for which FirstEnergy has an interest, FirstEnergy aggregates variable interests into categories based on similar risk characteristics and significance.

Consolidated VIEs
Total assets on the FirstEnergy consolidated balance sheets include approximately $12 billion of consolidated VIE assets, as of March 31, 2025, and December 31, 2024, that can only be used to settle the liabilities of the applicable VIE. Total liabilities include approximately $9 billion as of March 31, 2025, and December 31, 2024, of consolidated VIE liabilities for which the VIE's creditors do not have recourse to FirstEnergy. JCP&L does not have any consolidated VIE’s.

VIEs in which FirstEnergy is the primary beneficiary consist of the following, and are included in FirstEnergy’s consolidated financial statements:

Securitization Companies
•Ohio Securitization Companies - In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable electric company. As of March 31, 2025, and December 31, 2024, $167 million and $175 million of the phase-in recovery bonds were outstanding, respectively.

•MP and PE Environmental Funding Companies - The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of March 31, 2025, and December 31, 2024, $172 million and $188 million of environmental control bonds were outstanding, respectively.

Cash of $27 million and $40 million, respectively, as of March 31, 2025 and December 31, 2024 collected from MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies is included in “Restricted cash” on the FirstEnergy Consolidated Balance Sheets.

FET

FET is a holding company that owns equity interests in ATSI, MAIT, TrAIL and PATH. As of March 31, 2025, FE’s equity ownership in FET is 50.1% and Brookfield’s is 49.9%. FirstEnergy has concluded that FET is a VIE and that FE is the primary beneficiary because FE has exposure to the economics of FET and the power to direct significant activities of FET through the FESC services agreement, which represents a separate variable interest.

Although Brookfield was granted incremental consent rights upon the closing of the FET Equity Interest Sale, Brookfield will not have unilateral control over any activities that most significantly impact FET’s economic performance. However, FE will continue to retain power over the activities that most significantly impact FET’s economic performance through its incremental decision-making rights under the existing FESC services agreement, through which executive management and workforce services are provided to FET. As a result, FE is the primary beneficiary of FET, which will continue to be consolidated in FirstEnergy’s financial statements.

The following shows the carrying amounts and classification of the FET assets and liabilities included in FirstEnergy’s consolidated financial statements as of March 31, 2025, and December 31, 2024. Amounts exclude intercompany balances which were eliminated in consolidation. The assets of FET can only be used to settle its obligations, and creditors of FET do not have recourse to the general credit of FE.

Assets	As of March 31, 2025	As of December 31, 2024
	(In millions)
Cash and cash equivalents	$7	$8
Receivables	97	94
Materials and supplies, at average cost	1	1
Prepaid taxes and other current assets	20	21
Total current assets	125	124
Property, plant and equipment, net	11,422	11,217
Goodwill	224	224
Investments	19	19
Regulatory assets	24	18
Other noncurrent assets	257	334
Total noncurrent assets	11,946	11,812
TOTAL ASSETS	$12,071	$11,936

Liabilities	As of March 31, 2025	As of December 31, 2024
	(In millions)
Currently payable long-term debt	$625	$625
Short-term borrowings	385	300
Accrued interest	70	68
Accrued taxes	314	306
Other current liabilities	15	15
Total current liabilities	1,409	1,314
Long-term debt and other long-term obligations	5,240	5,239
Accumulated deferred income taxes	1,436	1,412
Regulatory liabilities	463	442
Other noncurrent liabilities	150	299
Total noncurrent liabilities	7,289	7,392
TOTAL LIABILITIES	$8,698	$8,706

Unconsolidated VIEs

FirstEnergy is not the primary beneficiary of its equity method investments in Global Holding and PATH WV, as further discussed above, or its PPAs.

The Registrants evaluated their PPAs and determined that certain Non-Utility Generation entities may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production. As of March 31, 2025, FirstEnergy maintains four, one at JCP&L, long-term PPAs with Non-Utility Generation entities that were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. The Registrants were not involved in the creation of, and have no equity or debt invested in, any of these entities. The Registrants have determined that they do not have a variable interest, or the entities do not meet the criteria to be considered a VIE.

Because the Registrants have no equity or debt interests in the Non-Utility Generation entities, its maximum exposure to loss relates primarily to the above-market costs incurred for power, which are expected to be recovered from customers.

8. ASSET RETIREMENT OBLIGATIONS

The disclosures in this note apply to both Registrants, unless indicated otherwise.

The Registrants recognize an ARO for their legal obligation to perform asset retirement activities associated with their long-lived assets. The ARO liability represents an estimate of the fair value of the Registrants’ current obligation such that the ARO is accreted monthly to reflect the time value of money.

A fair value measurement inherently involves uncertainty in the amount and timing of settlement of the liability. An expected cash flow approach is used to measure the fair value of the remediation AROs, taking into account the expected timing of settlement of the ARO based on the expected economic useful life of associated asset and/or regulatory requirements. The fair value of an ARO is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset and are depreciated over the life of the related asset. For instances where asset retirement costs relate to assets that have no future cash flows, the costs are recorded as an operating expense. In certain circumstances, The Registrants have recovery of asset retirement costs and, as such, certain accretion and depreciation is offset against regulatory assets. Conditional retirement obligations associated with tangible long-lived assets are recognized at fair value in the period in which they are incurred if a reasonable estimate can be made, even though there may be uncertainty about timing or method of settlement. When settlement is conditional on a future event occurring, it is reflected in the measurement of the liability, not the timing of the liability recognition.

FirstEnergy has recognized applicable legal obligations for AROs and their associated costs, including reclamation of sludge disposal ponds, closure of CCR sites, underground and above-ground storage tanks and wastewater treatment lagoons. In addition, the Registrants have recognized conditional retirement obligations, primarily for asbestos remediation.

The following table summarizes the changes to the ARO balances as of March 31, 2025, and December 31, 2024

	FirstEnergy	JCP&L
	(In millions)
Balance, January 1, 2024	$209	$7
Changes in timing and amount of estimated cash flows	131	—
Liabilities incurred	95	—
Liabilities settled	(4)	—
Accretion	24	1
Balance, December 31, 2024	455	8
Liabilities settled (1)	(151)	—
Accretion	7	—
Balance, March 31, 2025	$311	$8
(1) FirstEnergy amounts include the transfer of the McElroy’s Run CCR impoundment facility as well as the adjacent dry landfill and related remediation obligations to subsidiary of IDA Power, LLC.

During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply made a $15 million cash payment to the escrow account, recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings.

As further discussed below, on May 8, 2024, the EPA finalized changes to the CCR rule addressing certain legacy CCR disposal sites that were not included in previous CCR rules. As a result, during 2024, FirstEnergy performed a preliminary assessment of former CCR disposal sites and calculated an initial estimate applying historical experience in remediating comparable sites and recorded a $139 million increase to its ARO in 2024. JCP&L did not have any legacy CCR disposal sites that were applicable to the new CCR rule.

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

9. REGULATORY MATTERS

The disclosures in this note apply to FirstEnergy, with the disclosures under “State Regulation”, “New Jersey”, “FERC Regulatory Matters”, “FERC Audit”, “Transmission ROE Methodology” and “Industrial Energy Consumers of America, et al. v. Avista Corporation, et al.” also applicable to JCP&L.

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

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Additionally, at the direction of the MDPSC, PE together with other Maryland utilities were required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE recovers EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Consistent with a December 29, 2022, order by the MDPSC phasing out the unamortized balances of EmPOWER investments, PE is required to expense 67% of its EmPOWER Maryland program costs in 2025, and 100% in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. New legislation which took effect on July 1, 2024 is expected to reduce the carrying costs on the EmPOWER unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. Legal memoranda were filed in December 2024 through February 2025 and a hearing was held on March 7, 2025.

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

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. On August 21, 2023, FERC approved JCP&L’s application, effective August 22, 2023. On October 31, 2023, offshore wind developer, Orsted, announced plans to cease development of two offshore wind projects in New Jersey—Ocean Wind 1 and 2—having a combined planned capacity of 2,248 MWs. On January 30, 2025, and February 25, 2025, Shell New Energies and EDF Renewables North America respectively announced that each was exiting its Atlantic Shores partnership to construct wind energy off the shore of New Jersey. These cancellations do not directly affect JCP&L’s awarded projects, and JCP&L remains under an obligation to begin construction in 2025 based on current NJBPU direction. JCP&L continues to monitor the situation and is engaging state officials about impacts of these announcements to its transmission projects.

Consistent with the commitments made in its proposal to the NJBPU, JCP&L formally submitted in November 2023 the first part of its application to the DOE to finance a substantial portion of the project using low-interest rate loans available under the DOE’s Energy Infrastructure Reinvestment Program of the IRA of 2022. JCP&L submitted the second part of its two-part application on

March 13, 2024, which was approved on May 17, 2024. The DOE Loan Program Office has initiated a due diligence review of the application, which is ongoing. On January 16, 2025, the DOE announced a conditional commitment to JCP&L for a loan guarantee of up to approximately $716 million for the project. While this conditional commitment represents a significant milestone and demonstrates the DOE’s intent to finance the project, certain technical, legal, environmental and financial conditions, including negotiation of definitive financing documents, must be satisfied before funding of the loan.

On November 9, 2023, JCP&L filed a petition for approval of its EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. JCP&L proposes EnergizeNJ will be implemented over a five-year budget period with estimated costs of approximately $935 million over the deployment period, of which, $906 million is capital investments and $29 million is operating and maintenance expenses. Under the proposal, the capital costs of EnergizeNJ would be recovered through JCP&L’s base rates via annual and semi-annual base rate adjustment filings. The 2023 base rate case stipulation that was filed on February 2, 2024, necessitated amendments to the EnergizeNJ program. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to remove the high-priority circuits that are to be addressed in the first phase of its reliability improvement plan and to include the second phase of its reliability improvement plan that is expected to further address certain high-priority circuits that require additional upgrades. On April 10, 2025, JCP&L, joined by various parties, filed a stipulated settlement with the NJBPU resolving JCP&L’s amended EnergizeNJ petition, which the NJBPU approved on April 23, 2025. The settlement provides for total program costs of $339 million, including capital investments in JCP&L’s electric distribution system of approximately $203 million, $132 million of matching capital investment and approximately $4 million of O&M expense. Pursuant to the settlement, the program would begin on July 1, 2025, and continue through December 31, 2028, and JCP&L has agreed to file a base rate case no later than January 1, 2030.

OHIO

The Ohio Companies operate under PUCO-approved base distribution rates that became effective in 2009. The Ohio Companies operated under ESP IV through May 31, 2024, which provided for the supply of power to non-shopping customers at a market-based price set through an auction process. From June 1, 2024, until January 31, 2025, the Ohio Companies operated under ESP V, as modified by the PUCO, and as further described below. On December 18, 2024, the PUCO approved the Ohio Companies’ notice to withdraw ESP V and approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. ESP IV, as modified, continues the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with an annual revenue cap of $390 million. In addition, ESP IV, as modified, includes: (1) continuation of a base distribution rate freeze until ESP VI becomes effective or the Ohio Companies’ obtain the PUCO’s staff agreement; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $6.39 million per year to: (a) fund energy conservation, economic development and job retention programs in the Ohio Companies’ service territories; and (b) establish fuel-funds in each of the Ohio Companies’ service territories to assist low-income customers.

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. ESP V, as modified by the PUCO, provided for, among other things, the continuation of existing riders related to purchased power, transmission and uncollectibles, the continuation of the DCR rider with proposed annual revenue cap increases until new base rates are established, the continuation of the AMI rider, and the addition of new riders for recovery of storm and vegetation management expenses. Many of the terms and conditions were to be reconsidered in the base rate case. The ESP V order additionally directed the Ohio Companies to file another base distribution rate case not later than May 31, 2028, and contribute $32.5 million during the term of ESP V to fund low-income customer bill assistance programs and bill assistance for income-eligible senior citizens, and to develop an electric vehicle education program to assist customers in transitioning to electric vehicles which was recognized in the second quarter of 2024 within “Other operating expenses” at the Regulated Distribution segment and on FirstEnergy’s Consolidated Statements of Income. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider, with an annual revenue cap of $390 million, and denied the Ohio Companies’ request to continue ESP IV’s DCR rider revenue cap increases of $15 million per year. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. The PUCO also denied the Ohio Companies’ request to lift the base rate freeze in ESP IV, permitting the Ohio Companies’ pending base rate case to continue, but prohibiting new rates from going into effect until either the effective date of ESP VI, or the staff agrees that the freeze be lifted and new rates be implemented. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On March 14, 2025, the Ohio Companies filed with the PUCO a request to commence its quadrennial review of ESP IV and establish the proposed schedule. The request remains pending before the PUCO. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV.

On January 31, 2025, the Ohio Companies filed an application with the PUCO for ESP VI, for a term beginning on the date new base distribution rates from the pending base rate case go into effect, in an effort to align with the ongoing base distribution rate case, and continuing through May 31, 2028. ESP VI proposes to continue providing power to non-shopping customers at market-based prices set through an auction process, and proposes to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual reliability performance-based revenue cap increases of $37 million to $43 million, and an AMI rider for recovery of approved grid modernization investments. ESP VI additionally proposes riders to support continued maintenance of the distribution system, including recovery of vegetation management and storm restoration operations and maintenance expenses. In addition, ESP VI proposes energy efficiency programs for low-income customers, and includes a commitment to spend $6.5 million annually over the ESP VI term, without recovery from customers, on initiatives to assist low-income customers, as well as education and incentives to help ensure customers have good experiences with electric vehicles. The PUCO held a technical conference on March 12, 2025.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million, with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies request recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony. On July 31, 2024, the Ohio Companies filed an update that adjusted the net increase in base distribution revenues to approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. On January 27, 2025, the Ohio Companies filed a notice in the base rate case notifying parties that they will update their application for an increase in base distribution rates to reflect the withdrawal of ESP V and the reversion to ESP IV. The PUCO Staff hired a third-party to assist in the review of the Ohio Companies' base rate case filing, and on February 21, 2025, PUCO staff and the third party auditor each filed their reports. The auditor’s report recommended adjustments which would result in a net increase of the Ohio Companies’ base distribution revenues of approximately $8 million, with a return on equity of 9.63% and capital structures of 48.8% debt and 51.2% equity for each of the Ohio Companies. PUCO staff’s report takes limited positions on the auditor’s finding and recommendations and makes additional findings. On March 24, 2025, the Ohio Companies, OCC, and other parties filed objections to the PUCO’s staff report and the auditor’s report. In addition, the Ohio Companies filed certain pieces of supplemental testimony and intervenors filed direct testimony. The Ohio Companies and various parties are engaged in settlement discussions with respect to the pending base rate case. Evidentiary hearings are scheduled to begin May 5, 2025.

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

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the expanded DCR rider audit proceeding described below and on November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit, discussed further below, be consolidated with the already-consolidated DMR audit and expanded DCR rider audit proceeding. Evidentiary hearings are scheduled to begin June 10, 2025.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directed the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the DCR rider audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On September 30, 2024, the third-party auditor’s report was filed. The audit examined 53 payments totaling approximately $75 million made in support of the passage of HB 6 and subsequent referendum efforts, and concluded that less than $5 million was allocated to the Ohio Companies. The audit report affirmed the Ohio Companies’ conclusion in its August 6, 2021, filing that a rate impact of less than $15 thousand was charged to the Ohio Companies’ pole attachment customers associated with political and charitable spending in support of HB 6. On October 22, 2024, parties filed comments on the audit report, and on November 5, 2024, parties filed reply comments. The parties' comments remain pending with the PUCO.

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

In connection with an ongoing annual audit of the Ohio Companies’ DCR rider for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through the DCR rider or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, and further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement. On November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit be consolidated with the already-consolidated DMR audit and the expanded DCR rider audit proceeding. Evidentiary hearings are scheduled to begin June 10, 2025.

On September 22, 2023, OCC filed an application for rehearing challenging the PUCO’s August 23, 2023, order to stay the pending HB 6 related matters above, which the PUCO denied on October 18, 2023. On November 17, 2023, OCC filed an application for rehearing challenging the October 18, 2023, entry to the extent the PUCO decided not to stay pending proceedings regarding ESP V as well as phases one and two of the Ohio Companies’ distribution grid modernization plans. On November 27, 2023, the Ohio Companies filed a memorandum contra OCC’s application for rehearing. As the PUCO did not rule on OCC’s November 17, 2023, application for rehearing within 30 days of filing, the application for rehearing was denied by operation of law.

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

See Note 10, “Commitments, Guarantees and Contingencies” of the Combined Notes to Financial Statements of the Registrants below for additional details on the government investigations and ongoing litigation surrounding the investigation of HB 6.

PENNSYLVANIA

FE PA has five rate districts in Pennsylvania – four that correspond to the territories previously serviced by ME, PN, Penn, and WP and one rate district that corresponds to WP’s service provided to The Pennsylvania State University. The rate districts created by the PA Consolidation will not reach full rate unity until the earlier of 2033 or the conclusion of three base rate cases filed after January 1, 2025. FE PA operates under rates approved by the PPUC, effective as of January 1, 2025.

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

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for accelerated infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On July 22, 2024, FE PA filed its application with the PPUC seeking approval for the 2025-2029 phase of its LTIIP program, which is expected to result in approximately $1.6 billion in investments, with approximately $1.4 billion of such investments going in service during the five-year period. The PPUC approved FE PA’s application on December 19, 2024, and implementation began in January 2025.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates that became effective March 27, 2024. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is typically updated annually and MP and PE will file their next ENEC filing on or before September 1, 2025, for rates effective January 1, 2026.

On April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, a tariff to offer solar power on a voluntary basis to West Virginia customers and requiring MP and PE to subscribe at least 85% of the planned 50 MWs of solar generation before seeking approval for surcharge cost recovery. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved solar power tariff. On April 24, 2023, MP and PE sought approval for surcharge cost recovery from the WVPSC for three of the five solar sites, representing 30 MWs of generation. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites. The surcharge went into effect January 1, 2024, and two of the five solar generation sites went into service in 2024. On December 4, 2024, MP and PE submitted for approval a settlement agreement to increase its solar surcharge rate. The WVPSC approved the settlement without modification on December 27, 2024, and new rates went into effect on January 1, 2025.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015, through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy reclassified certain transmission capital assets to operating expenses for the audit period. FirstEnergy fully recovered approximately $105 million ($13 million at JCP&L) of these costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024. Furthermore, the Ohio Companies are in the process of addressing the outcomes of the FERC Audit with the PUCO, which includes seeking continued rate base treatment of approximately $99 million of certain corporate support costs allocated to distribution capital assets as of March 31, 2025.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024, and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024, and January 13, 2025, the FERC Office of Enforcement issued further data requests related to the classification and recovery of a since terminated fuel consulting contract, to which FirstEnergy responded. If the FERC Office of Energy Market Regulation and the FERC Office of Enforcement were to successfully challenge the recovery of the 2022 reclassified operating expenses and formula transmission rates it could have material adverse effect on FirstEnergy financial conditions, result of operations, and cash flows.

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and American Electric Power Service Corporation, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. AEP and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP rates, but not from the Duke and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income and Comprehensive Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke and AEP also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. The deadline to file for review at the Supreme Court of the U.S. is June 25, 2025.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis; provided however, due to the Sixth Circuit’s ruling in the Transmission ROE Incentive matter described above, ATSI is collecting the ROE incentive adder subject to refund.

Transmission Planning Supplement Projects

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Subsequently, intervenors expanded the scope of this proceeding to all of the transmission utilities in PJM, including JCP&L. ATSI and the other transmission utilities in Ohio and PJM filed comments.

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy, together with the PJM transmission owners, filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FirstEnergy is unable to predict the outcome or estimate the impact that this complaint may have on its Transmission Companies, however, whether this lawsuit moves forward could have a material impact on FirstEnergy and its transmission capital investment strategy.

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome. The complainants assert that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid and (ii) would be constructed with different routing than as originally proposed. FERC set May 7, 2025, as the deadline for intervention and comment. PE has intervened and plans to submit comments on May 7, 2025. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3.0 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the construction work in progress rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which

Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. FERC is expected to issue an initial order by May 13, 2025.

10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The disclosures in this note apply to both Registrants, unless indicated otherwise.

FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FE and its subsidiaries could be required to make under these guarantees as of March 31, 2025, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$403
Vehicle leases	75
McElroy Run transfer	144
Other	29
651
FE’s Guarantees on Other Assurances
Surety Bonds	167
Deferred compensation arrangements	96
LOCs	177
440
Total Guarantees and Other Assurances	$1,091

JCP&L - GUARANTEES AND OTHER ASSURANCES
JCP&L has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of March 31, 2025, was $48 million as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
Surety Bonds	$20
LOCs	28
Total Guarantees and Other Assurances	$48
.

FIRSTENERGY - COLLATERAL AND CONTINGENT-RELATED FEATURES

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

As of March 31, 2025, $177 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $66 million of net cash collateral as of March 31, 2025, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2025:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$71	$1	$72
Surety bonds (collateralized amount)(1)	102	193	295
Total Exposure from Contractual Obligations	$173	$194	$367
(1) Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $38 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

JCP&L - COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, JCP&L may enter into physical or financially settled contracts for the sale and purchase of electric capacity, energy, fuel and emission allowances. Certain agreements contain provisions that require JCP&L to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon JCP&L's credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty.

JCP&L has posted $28 million of collateral in the form of LOCs as of March 31, 2025. JCP&L is holding $21 million of net cash collateral as of March 31, 2025, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2025:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual obligations for additional collateral
Upon downgrade	$38
Surety bonds (collateralized amount)(1)	20
Total Exposure from Contractual Obligations	$58
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million as of March 31, 2025 of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate the Registrants with regard to air and water quality, hazardous and solid waste disposal, and other environmental matters. While the Registrants’ environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. The Registrants cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact their business, results of operations, cash flows and financial condition. In general, environmental requirements applicable to the electric power sector are becoming increasingly prescriptive and stringent, and the EPA finalized a number of rules in 2024 that could impact the Registrants. However, the Trump administration has issued certain executive orders and stated its intention to rescind, revise or replace some existing environmental regulations and the ultimate impact of recently finalized rules, several of which are in litigation, and any replacement rules are uncertain.

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to the Registrants. The specific timing or outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and litigation is also anticipated to occur. The following disclosures do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

The disclosures below apply to FirstEnergy and the disclosures under “Regulation of Waste Disposal,” are also applicable to JCP&L.

Clean Air Act

FirstEnergy complies with SO2 and NOx emission reduction requirements under the CAA and SIP by burning lower-sulfur fuel, utilizing combustion controls and post-combustion controls and/or using emission allowances.

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. On July 28, 2015, the D.C. Circuit ordered the EPA to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including West Virginia. This followed the 2014 Supreme Court of the U.S. ruling generally upholding the EPA’s regulatory approach under CSAPR but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR Update on September 7, 2016, reducing summertime NOx emissions from power plants in 22 states in the eastern U.S., including West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR Update to the D.C. Circuit in November and December 2016. On September 13, 2019, the D.C. Circuit remanded the CSAPR Update to the EPA citing that the rule did not eliminate upwind states’ significant contributions to downwind states’ air quality attainment requirements within applicable attainment deadlines.

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, the 4th Circuit granted West Virginia an interim stay of the disapproval of its SIP and on January 10, 2024, after a hearing held on October 27, 2023, granted a full stay which precludes the Good Neighbor Plan from going into effect in West Virginia. In addition to West Virginia, certain other states, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, separately filed petitions for review and motions to stay the Good Neighbor Plan itself at the D.C. Circuit. On September 25, 2023, the D.C. Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the Supreme Court of the U.S. Oral argument was heard on February 21, 2024. On June 27, 2024, the Supreme Court of the U.S. granted a stay of the Good Neighbor Plan pending disposition of the petition for review in the D.C. Circuit. On February 6, 2025, the EPA filed a motion at the D.C. Circuit to hold the proceedings in abeyance for 60 days to allow the EPA time to familiarize itself with the Good Neighbor Plan and in particular, time to brief the new administration about these consolidated petitions and the underlying Rule to allow them to decide what action, if any, is necessary. On February 21, 2025, the D.C. Circuit denied the EPA’s motion and scheduled oral argument on the merits for April 25, 2025. On March 10, 2025, the EPA filed a motion for remand with the D.C. Circuit identifying issues with the Good Neighbor Plan that make reconsideration appropriate. The D.C. Circuit granted the motion for remand and cancelled oral argument. Consistent with its March 12, 2025, announcement, the EPA intends to undertake reconsideration of the rule and complete any new rulemaking by Fall 2026.

Climate Change

In recent years, certain regulators in the U.S. have focused efforts on increasing disclosures by companies related to climate change and mitigation efforts. At the federal level, presidential administrations have held differing views on prioritizing actions to address GHG emissions and, by extension, climate change. Those differing views have led to policy changes, creating uncertainty about environmental requirements and associated impacts.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the Supreme Court of the U.S. stayed the rule during the pendency of the challenges to the D.C.

Circuit and Supreme Court of the U.S. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the Supreme Court of the U.S. in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule, which proposed stringent GHG emissions limitations based on fuel type and unit retirement date, was issued as final by the EPA on April 25, 2024. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. On July 19, 2024, the D.C. Circuit denied the stay motions and on July 23 and 26, 2024 the aggrieved petitioners filed emergency stay applications to the Supreme Court of the U.S. On October 16, 2024, the Supreme Court of the U.S. denied the stay applications. On December 6, 2024, oral arguments on the merits of the challenge were heard by the D.C. Circuit. On February 5, 2025, the Department of Justice filed an unopposed motion on behalf of EPA in the D.C. Circuit, seeking to hold the litigation in abeyance, and forego issuing its opinion, for a period of 60 days while the new leadership at EPA evaluates the rule and determines how it wishes to proceed On February 19, 2025, the D.C. Circuit granted EPA’s motion.

Most recently, among other deregulatory actions, Executive Order 14514 directs the Administrator of the EPA to make recommendations on the “legality and continuing applicability” of the 2009 Endangerment Finding, which forms the basis for the EPA's GHG regulations. On March 12, 2025, the EPA announced a series of planned deregulatory actions that it would be taking related to such executive order, including reconsideration of the regulations to limit power plant GHG emissions. Depending on the outcome of any appeals and the EPA review, compliance with the GHG emissions limits could require additional capital expenditures or changes in operation at the Fort Martin and Harrison power stations.

In addition, there are several initiatives to reduce GHG emissions at the state and international level. Certain northeastern states are participating in the Regional Greenhouse Gas Initiative and western states, including California, have implemented programs to control emissions of certain GHGs and enhance public disclosures relating to the same. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

FirstEnergy has pledged to achieve carbon neutrality by 2050 with respect to GHGs within FirstEnergy’s direct operational control (known as Scope 1 emissions). FirstEnergy’s ability to achieve its GHG reduction goal is subject to its ability to make operational changes and is conditioned upon numerous risks, many of which are outside of its control. With respect to FirstEnergy’s coal-fired plants in West Virginia, which serve as the primary source of its Scope 1 emissions, it has identified that the end of the useful life date is 2035 for Fort Martin and 2040 for Harrison. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If FirstEnergy is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s financial condition, results of operations, and cash flow. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

FirstEnergy continues to monitor climate change policies at both the federal and state level. Currently, FirstEnergy anticipates continued uncertainty, and may need to make decisions even as policies shift from administration to administration.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits were renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025, for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Group filed a motion to stay the rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions and motions for stay have been consolidated in the U.S. Court of Appeals for the Eighth Circuit Court. On October 10, 2024, the Eighth Circuit denied the motions for stay. On February 19, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the D.C. Circuit, seeking to hold the litigation in abeyance for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 28, 2025, the D.C. Circuit granted EPA’s motion. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the 2024 ELG rule. Depending on the outcome of appeals and the EPA’s review, compliance with the 2024 ELG rule could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. FirstEnergy is currently assessing the impact of the final rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025 with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply made a $15 million cash payment to the escrow account, recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings.

On May 8, 2024, the EPA issued the Legacy CCR Rule, which finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments. The rule extends 2015 CCR Rule requirements for groundwater monitoring and protection, operational and reporting procedures as well as closure requirements to impoundments and landfills that were not originally included for coverage by the 2015 CCR Rule. Furthermore, the EPA’s interpretations of the EPA CCR regulations continue to evolve through enforcement and other regulatory actions. FirstEnergy is currently assessing the potential impacts of the final rule, including a review of additional sites to which the new rule might be applicable. On February 13, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the D.C. Circuit, seeking to hold the litigation, which was filed on August 8, 2024, by the Utility Solid Waste Act Group with FE as a member, in abeyance for a period of 120 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed, which the D.C. Circuit granted. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the final Legacy CCR Rule. FirstEnergy continues to monitor the EPA’s actions related to CCR regulations; however, the ultimate impact is unknown at this time and is subject to the outcome of the litigation and any future state regulatory actions. Depending on the outcome of appeals and the EPA’s rule, compliance with the final Legacy CCR Rule could require remedial actions, including removal of coal ash. See Note 8, “Asset Retirement Obligations,” of the Combined Notes to Financial Statements of the Registrants above for a description of the $139 million increase to its ARO that FirstEnergy recorded during 2024 as a result of its analysis. JCP&L did not have any legacy CCR disposal sites that were applicable to the new CCR rule.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on

FirstEnergy’s Consolidated Balance Sheets as of March 31, 2025, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $98 million have been accrued through March 31, 2025, of which approximately $69 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

U.S. v. Larry Householder, et al.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter as to FE. Under the DPA, FE agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA required that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, consisting of (x) $115 million paid by FE to the U.S. Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021 and paid in the third quarter of 2021. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office, including the aforementioned federal indictment against two former FirstEnergy senior officers. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information. On February 26, 2025, the U.S. Attorney’s Office filed a status report confirming these commitments.

Legal Proceedings Relating to U.S. v. Larry Householder, et al.

Certain FE stockholders and FirstEnergy customers also filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The plaintiffs in each of the below cases seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). Unless otherwise indicated, no contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these lawsuits as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020, and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the U.S. Court of Appeals for the Sixth Circuit seeking to appeal that order; the Sixth Circuit granted FE’s petition on November 16, 2023, and heard oral argument on July 17, 2024. On November 30, 2023, FE filed a motion with the S.D. Ohio to stay all proceedings pending that circuit court appeal. Discovery was stayed during the pendency of that motion to stay all proceedings and on August 20, 2024, the S.D. Ohio denied FE’s motion and lifted the stay as to fact discovery. On July 29, 2024, FE filed in the U.S. Court of Appeals for the Sixth Circuit a Petition for Writ of Mandamus asking the Sixth Circuit to direct the district court to deny plaintiffs’ motion to compel disclosure of FE’s privileged internal investigation materials. On September 11, 2024, FE filed in the U.S. Court of Appeals for the Sixth Circuit a motion to stay discovery of the privileged internal investigation materials pending resolution of the Petition for Writ of Mandamus. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. and Brighthouse Funds II – MFS Value Portfolio, et al. v. FirstEnergy Corp., et al. (S.D. Ohio); on December 17, 2021 and February 21, 2022, purported stockholders of FE filed complaints against FE, certain current and former officers, and certain then-current and former officers of EH. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seek the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur losses in connection with the resolution of these lawsuits. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

The outcome of any of these lawsuits and audit is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ reputation, business, financial condition, results of operations, liquidity, and cash flows.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to the Registrants’ normal business operations pending against them or their subsidiaries. The loss or range of loss in these matters is not expected to be material to the Registrants. The other potentially material items not otherwise discussed above are described under Note 9, “Regulatory Matters” of the Combined Notes to Financial Statements of the Registrants.

The Registrants accrue legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where the Registrants determine that it is not probable, but reasonably possible that they have a material obligation, they disclose such obligations and the possible loss or range of loss if such estimate can be made. If it were ultimately determined that the Registrants have legal liability or are otherwise made subject to liability based on any of the matters referenced above, it could have a material adverse effect on the Registrants’ financial condition, results of operations, and cash flows.
11. SEGMENT INFORMATION
The disclosures in this note apply to both Registrants, unless indicated otherwise.
FirstEnergy

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. FirstEnergy’s CODM evaluates segment performance based on earnings attributable to FE. The external segment reporting is consistent with the internal financial reports used by FirstEnergy's Chief Executive Officer, its CODM, to regularly assess performance of the business, make operating decisions and allocate resources.

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

The Integrated segment includes the distribution and transmission operations under JCP&L, MP and PE, as well as MP’s regulated generation operations. The Integrated segment distributes electricity to approximately 2 million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,604 MWs of regulated net maximum generation capacity located primarily in West Virginia and Virginia. The segment will also include MP and PE’s 50 MWs of solar generation at five sites in West Virginia once complete. The first two solar generation sites were completed and placed in service in 2024, representing 24 MWs of net maximum generation capacity. The remaining three sites are expected to provide 26 MWs of net maximum generation capacity.

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
Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. Also included in Corporate/Other for segment reporting is 67 MWs of net maximum generation capacity, representing AE Supply’s OVEC capacity entitlement. As of March 31, 2025, Corporate/Other had approximately $6.5 billion of external FE holding company debt.

Financial information for FirstEnergy’s reportable segments and reconciliations to consolidated amounts is presented below:

For the Three Months Ended	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated

	(In millions)
March 31, 2025
External revenues	$1,927	$1,348	$486	$3,761	$4	$—	$3,765
Internal revenues	9	1	5	15	—	(15)	—
Total revenues	$1,936	$1,349	$491	$3,776	$4	$(15)	$3,765
Other operating expenses(1)	627	337	98	1,062	(25)	(3)	1,034
Depreciation(1)	162	138	91	391	20	—	411
Amortization (deferral) of regulatory assets, net	(19)	8	1	(10)	—	—	(10)
Interest expense(1)	99	65	73	237	79	(28)	288
Income taxes (benefits)(1)	60	40	40	140	(14)	—	126
Other expense (income) items(2)	789	625	107	1,521	7	28	1,556
Earnings attributable to FE	218	136	81	435	(75)	—	360
Cash Flows from Investing Activities:
Capital investments	$265	$395	$314	$974	$31	$—	$1,005

March 31, 2024
External revenues	$1,756	$1,094	$434	$3,284	$3	$—	$3,287
Internal revenues	11	1	4	16	—	(16)	—
Total revenues	$1,767	$1,095	$438	$3,300	$3	$(16)	$3,287
Other operating expenses(1)	587	354	76	1,017	(8)	(3)	1,006
Depreciation(1)	161	122	81	364	17	—	381
Amortization (deferral) of regulatory assets, net	(88)	(78)	2	(164)	—	—	(164)
Equity method investment earnings, net	—	—	—	—	21	—	21
Interest expense(1)	116	71	65	252	117	(64)	305
Income taxes (benefits)(1)	41	35	60	136	(1)	—	135
Other expense (income) items(2)	785	509	70	1,364	(36)	64	1,392
Earnings attributable to FE	165	82	84	331	(78)	—	253
Cash Flows from Investing Activities:
Capital investments	$215	$313	$258	$786	$4	$—	$790

As of March 31, 2025
Total assets	$20,372	$18,812	$13,665	$52,849	$1,837	$(1,915)	$52,771
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
As of December 31, 2024
Total assets	$19,949	$18,637	$13,528	$52,114	$1,975	$(2,045)	$52,044
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
(1) FirstEnergy considers this line to be a significant expense.
(2) Consists of Fuel, Purchased power, General taxes, Miscellaneous income, net, Capitalized financing costs, and Income attributable to noncontrolling interest.

JCP&L

JCP&L is principally involved in the transmission and distribution of electricity through its reportable segments: Distribution and Transmission. JCP&L's CODM evaluates performance based on net income. The external segment reporting is consistent with the internal financial reports used by JCP&L's President, its CODM, to regularly assess performance of the business, make operating decisions and allocate resources.

JCP&L’s Distribution segment distributes electricity to approximately 1.2 million customers in New Jersey across its distribution footprint and procures electric supply to serve its BGS customers through a statewide auction process approved by the NJBPU. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs.

JCP&L’s Transmission segment includes transmission infrastructure owned and operated by JCP&L and used to transmit electricity. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on JCP&L’s transmission facilities.

Financial information for JCP&L’s reportable segments and reconciliations are presented below:

For the Three Months Ended	Distribution	Transmission	Total Reportable Segments	Reconciling Adjustments	JCP&L
	(In millions)
March 31, 2025
External revenues	$505	$61	$566	$—	$566
Internal revenues	43	—	43	(43)	—
Total revenues	$548	$61	$609	$(43)	$566
Other operating expenses(1)	174	14	188	(43)	145
Depreciation(1)	53	12	65	—	65
Deferral of regulatory assets, net	(22)	—	(22)	—	(22)
Interest expense - other(1)	22	7	29	—	29
Interest expense - affiliates(1)	1	—	1	—	1
Income taxes	7	9	16	—	16
Other expense (income) items(2)	289	(6)	283	—	283
Net Income	24	25	49	—	49

Cash Flows from Investing Activities:
Capital investments	$74	$132	$206	$—	$206

March 31, 2024
External revenues	$414	$52	$466	$—	$466
Internal revenues	38	—	38	(38)	—
Total revenues	$452	$52	$504	$(38)	$466
Other operating expenses(1)	211	14	225	(38)	187
Depreciation(1)	50	11	61	—	61
Deferral of regulatory assets, net	(39)	—	(39)	—	(39)
Interest expense - other(1)	23	7	30	—	30
Interest expense - affiliates(1)	4	—	4	—	4
Income taxes (benefits)	(11)	7	(4)	—	(4)
Other expense (income) items(2)	240	(5)	235	—	235
Net Income (Loss)	(26)	18	(8)	—	(8)

Cash Flows from Investing Activities:
Capital investments	$71	$123	$194	$—	$194

As of March 31, 2025
Total assets	$7,271	$2,802	$10,073	$—	$10,073
Total goodwill	$1,213	$598	$1,811	$—	$1,811
As of December 31, 2024
Total assets	$7,212	$2,715	$9,927	$—	$9,927
Total goodwill	$1,213	$598	$1,811	$—	$1,811
(1) JCP&L considers this line to be a significant expense.
(2) Consists of Purchased power, General taxes, Miscellaneous income, net, Interest income from affiliates, and Capitalized financing costs.
12. TRANSACTIONS WITH AFFILIATES

The disclosures in this note apply to JCP&L only.
The affiliated company transactions for JCP&L for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31
	2025	2024
	(In millions)
Revenues	$—	$—

Expenses:
FESC support services (1)	50	43
Other affiliate support services (1)	4	4
Interest income	—	—
Interest expense	1	4
(1) Includes amounts capitalized.

FE does not bill directly or allocate any of its costs to any subsidiary company. FESC provides corporate support and other services, including executive administration, accounting and finance, risk management, human resources, corporate affairs, communications, information technology, legal services and other similar services at cost, in accordance with its cost allocation manual, to affiliated FirstEnergy companies under FESC agreements. Allocated costs are for services that are provided on behalf of more than one company, or costs that cannot be precisely identified and are allocated using formulas developed by FESC. Intercompany transactions are generally settled under commercial terms within thirty days. JCP&L can also receive charges from and charge affiliates other than FESC at cost.

JCP&L recognizes an allocation of the net periodic pension and OPEB costs/credits from its affiliates, primarily FESC.

Under the FirstEnergy regulated money pool, JCP&L has the ability to borrow from its regulated affiliates and FE to meet its short-term working capital requirements. Affiliated company notes receivables and payables related to the money pool are reported as Notes receivable from affiliated companies or Short-term borrowings - affiliated companies on the Balance Sheets. Affiliate accounts receivable and accounts payable balances relate to intercompany transactions that have not yet settled through the FirstEnergy money pool.

JCP&L is party to an intercompany income tax allocation agreement with FirstEnergy that provides for the allocation of consolidated tax liabilities.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Company Overview

FirstEnergy is dedicated to integrity, safety, reliability and operational excellence and is principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. Its electric distribution companies form one of the nation's largest investor-owned electric systems, serving over six million customers in Ohio, Pennsylvania, New Jersey, West Virginia, Maryland and New York. FirstEnergy’s transmission subsidiaries operate more than 24,000 miles of transmission lines that connect the Midwest and Mid-Atlantic regions and two regional transmission operation centers. As of March 31, 2025, AGC and MP control 3,604 MWs of net maximum generation capacity.
FIRSTENERGY’S CONSOLIDATED RESULTS OF OPERATIONS
First Quarter of 2025 Compared with First Quarter of 2024

(In millions)	For the Three Months Ended March 31,
	2025	2024	Increase (Decrease)

Revenues	$3,765	$3,287	$478	15%

Operating expenses	(3,011)	(2,675)	336	13%

Other expenses, net	(214)	(210)	4	2%

Income taxes	(126)	(135)	(9)	(7)%

Income attributable to noncontrolling interest	(54)	(14)	40	286%

Earnings attributable to FE	$360	$253	$107	42%

Earnings attributable to FE was $360 million or $0.62 per share (basic and diluted) in the first quarter of 2025 compared to $253 million or $0.44 per share (basic and diluted) in the first quarter of 2024, representing an increase of $107 million that was primarily due to the following:

•Higher revenues associated with the implementation of base rate cases in New Jersey, West Virginia and Pennsylvania;
•Higher customer usage as a result of the colder weather temperatures;
•Higher revenues from regulated capital investments that increased rate base;
•The absence of a $53 million charge at JCP&L in connection with the base rate case settlement agreement in the first quarter of 2024, as further discussed below;
•Lower interest expense as a result of long-term debt redemptions since the first quarter of 2024 and lower short-term borrowings; and
•The absence of discrete tax charges related to the FET Equity Interest Sale and PA Consolidation in the first quarter of 2024.

These factors were partially offset by the following:

•Lower weather-adjusted customer usage and demand;
•The absence of a benefit associated with the approval by the WVPSC to recover costs of certain retired generation stations in the first quarter of 2024;
•The expected elimination of ATSI’s 50 basis point adder associated with RTO membership as a result of the Sixth Circuit ruling in January 2025;
•Higher depreciation expense due to a higher asset base;
•Lower investment earnings related to FEV’s equity method investment in Global Holding;
•Costs associated with the announced organizational changes; and
•The dilutive effect of the FET Equity Interest Sale that closed in March 2024.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended March 31,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2025	2024	Increase (Decrease)	2025	2024	(Decrease)
Residential	15,491	14,087	10.0%	15,384	15,493	(0.7)%
Commercial(1)	9,844	9,357	5.2%	9,858	9,896	(0.4)%
Industrial	12,837	13,182	(2.6)%	12,837	13,182	(2.6)%
Total Electric Distribution MWh Deliveries	38,172	36,626	4.2%	38,079	38,571	(1.3)%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by higher customer usage as a result of the weather. Heating degree days in the first quarter of 2025 were 15% above the same period of 2024 and flat to normal.

Recent Developments

Asset Retirement Obligations

On May 8, 2024, the EPA finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments, and in November 2024 and January 2025, the EPA made several technical corrections to the rule. The rule extends 2015 CCR rule requirements for groundwater monitoring and protection procedures, operational and reporting procedures, as well as closure requirements for impoundments and landfills that were not originally included for coverage by the 2015 CCR rule. As a result, during 2024, FirstEnergy performed a preliminary assessment of former CCR disposal sites and calculated an initial estimate applying historical experience in remediating comparable sites and recorded a $139 million increase to its ARO in 2024. JCP&L did not have any legacy CCR disposal sites that were applicable to the new CCR rule.

During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply made a $15 million cash payment to the escrow account, recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings.

On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the final legacy CCR rules. We continue to monitor EPA's actions related to CCR; however, the ultimate impact is unknown at this time and subject to the outcome of the litigation and any future state regulatory actions.

Valley Link

On July 26, 2024, FE, VEPCO and Transource Energy, LLC, a subsidiary of AEP, entered into a joint proposal agreement in connection with PJM’s 2024 Regional Transmission Expansion Plan Open Window 1 process. Pursuant to such joint proposal agreement, FET, VEPCO and Transource Energy, LLC jointly proposed certain regional electric transmission projects for PJM's consideration during the Open Window process. On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 26, 2025, PJM selected certain of the joint proposed projects, which included approximately $3 billion in investments for Valley Link to both build new and upgrade existing transmission infrastructure.

Reorganization

On March 24, 2025, FirstEnergy internally announced organizational changes to FirstEnergy employees. These organizational changes are intended to align FirstEnergy’s organization with its new business model, which is designed to make FE more efficient and sustainable while placing responsibility and accountability closer to customers, employees and regulators. The changes are also consistent with FirstEnergy’s focus on operations and maintenance expense discipline. These organizational changes resulted in approximately two hundred employees being reassigned and FirstEnergy reducing its workforce by less than three percent. As a result, FirstEnergy recognized a pre-tax charge of approximately $26 million ($5 million at JCP&L) during the first quarter of 2025, which is included within “Other operating expenses” on each of the Registrant’s Statements of Income and Comprehensive Income.

Dividend Growth

FirstEnergy continues to return value to shareholders. In March 2025, the FE Board declared a $0.02 per share increase to the quarterly common stock dividend payable June 1, 2025, to $0.445 per share, which represents an increase of more than 11% in annual dividend declarations since 2023. Modest dividend growth is expected to enable enhanced shareholder returns, while still allowing for continued substantial regulated investments. Dividend payments are subject to declaration by the FE Board, and future dividend decisions determined by the FE Board may be impacted by earnings growth, credit metrics and other business conditions.

Regulatory Matters - New Jersey

On November 9, 2023, JCP&L filed a petition for approval of its EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to remove the high-priority circuits that are to be addressed in the first phase of its reliability improvement plan and to include the second phase of its reliability improvement plan that is expected to further address certain high-priority circuits that require additional upgrades. On April 10, 2025, JCP&L, joined by various parties, filed a stipulated settlement with the NJBPU resolving JCP&L’s amended EnergizeNJ petition. The settlement provides for total program costs of $339 million, including capital investments in JCP&L’s electric distribution system of approximately $203 million, $132 million of matching capital investments and approximately $4 million of O&M expense. Pursuant to the settlement, the program would begin on July 1, 2025, and continue through December 31, 2028, and JCP&L has agreed to file a base rate case no later than January 1, 2030.

Regulatory Matters - Ohio

On April 5, 2023, the Ohio Companies sought approval from the PUCO for their ESP V. The proposed plan would maintain an eight-year term beginning June 1, 2024, and continue riders recovering costs associated with distribution infrastructure investments and approved grid modernization investments. ESP V additionally proposed new riders that would support reliability, and included provisions supporting affordability and enhancing the customer experience. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which are described below in “Outlook - State Regulation - Ohio”. On June 14, 2024, the Ohio Companies filed an Application for Rehearing, which was denied by operation of law as the PUCO did not rule on the applications for rehearing within 30 days of filing. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV, which was approved by the PUCO on December 18, 2024. On January 22, 2025, the PUCO approved the Ohio Companies’ ESP IV compliance tariffs with an effective date of February 1, 2025, at which point the Ohio Companies resumed operating under ESP IV with modifications, as described below in “Outlook - State Regulation - Ohio”. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV.

On January 31, 2025, the Ohio Companies filed an application with the PUCO for ESP VI, which would begin concurrently with the effective date of any new base distribution rates resulting from the Ohio Companies’ pending base rate case and continue through May 31, 2028. ESP VI proposes to continue existing riders to support continued maintenance of the distribution system, and to reestablish riders to recover vegetation management and storm restoration expenses. ESP VI also includes provisions supporting affordability and enhancing the customer experience. The PUCO held a technical conference on March 12, 2025. Pending legislation in Ohio would, if enacted, eliminate the PUCO’s ability to authorize future ESPs; therefore, ESP VI could not move forward. Under such legislation, the Ohio Companies would be allowed to continue ESP IV until their final auction delivery period, which is May 31, 2029, and then ESP IV must terminate.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates, based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. The net increase represented a 1.5% average residential monthly bill increase. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies requested recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony and on July 31, 2024, filed an update with an adjusted net increase of base distribution revenues of approximately $190 million and to incorporate matters in the rate case as directed by the PUCO’s ESP V order. On December 18, 2024, the PUCO issued an order approving the Ohio Companies’ withdrawal of ESP V. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On January 27, 2025, the Ohio Companies notified the PUCO of their intention to update their application for an increase in base distribution rates to remove ESP V related provisions from the base rate case. The PUCO staff hired a third-party auditor to assist in the review of the Ohio Companies’ base rate case filing and on February 21, 2025, PUCO staff and the third party auditor each filed their reports. The auditor’s report recommended adjustments which would result in a net increase of the Ohio Companies’ base distribution revenues of approximately $8 million with a return on equity of 9.63% and capital structures of 48.8% debt and 51.2% equity for each of the Ohio Companies. PUCO staff’s report takes limited positions on the auditor’s finding and recommendations and makes additional findings. On March 24, 2025, the Ohio Companies, OCC, and other parties filed objections to the PUCO’s staff report and the auditor’s report. In addition, the Ohio Companies filed certain pieces of supplemental testimony and intervenors filed direct testimony. The Ohio Companies and various parties are engaged in settlement discussions with respect to the pending base rate case. Evidentiary hearings are scheduled to begin on May 5, 2025.

HB 6 and Related Investigations

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6 related to the federal criminal allegations made in July 2020, against former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Among other things under the DPA, FE paid a $230 million monetary penalty in 2021 and agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office, including the January 17, 2025, indictment against two former FirstEnergy senior officers, as described below in “Outlook -- Other Legal Proceedings - U.S. v. Larry Householder, et al.”. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information.

Despite these events, FirstEnergy has faced, the leadership team remains committed and focused on executing its strategy and running the business. See “Outlook - Other Legal Proceedings” below for additional details on the government investigations, the DPA, and ongoing litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” below for details on the PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the PUCO proceedings, legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FirstEnergy’s financial condition, results of operations and cash flows.

Summary of Results of Operations — First Quarter 2025 Compared with First Quarter 2024

Financial results for FirstEnergy’s business segments for the first quarter of 2025 and 2024 were as follows:

First Quarter 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,896	$1,333	$486	$4	$3,719
Other	40	16	5	(15)	46
Total Revenues	1,936	1,349	491	(11)	3,765

Operating Expenses:
Fuel	—	149	—	—	149
Purchased power	610	472	—	6	1,088
Other operating expenses	627	337	98	(28)	1,034
Provision for depreciation	162	138	91	20	411
Amortization (deferral) of regulatory assets, net	(19)	8	1	—	(10)
General taxes	210	37	74	18	339
Total Operating Expenses	1,590	1,141	264	16	3,011

Other Income (Expense):
Equity method investment earnings, net	—	—	—	—	—
Miscellaneous income (expense), net	26	18	4	(12)	36
Interest expense	(99)	(65)	(73)	(51)	(288)
Capitalized financing costs	5	15	17	1	38
Total Other Expense	(68)	(32)	(52)	(62)	(214)

Income taxes (benefits)	60	40	40	(14)	126

Income attributable to noncontrolling interest	—	—	54	—	54

Earnings (Loss) Attributable to FE	$218	$136	$81	$(75)	$360

First Quarter 2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,725	$1,082	$434	$3	$3,244
Other	42	13	4	(16)	43
Total Revenues	1,767	1,095	438	(13)	3,287

Operating Expenses:
Fuel	—	105	—	—	105
Purchased power	642	389	—	5	1,036
Other operating expenses	587	354	76	(11)	1,006
Provision for depreciation	161	122	81	17	381
Amortization (deferral) of regulatory assets, net	(88)	(78)	2	—	(164)
General taxes	192	38	69	12	311
Total Operating Expenses	1,494	930	228	23	2,675

Other Income (Expense):
Equity method investment earnings, net	—	—	—	21	21
Miscellaneous income (expense), net	44	12	—	(12)	44
Interest expense	(116)	(71)	(65)	(53)	(305)
Capitalized financing costs	5	11	13	1	30
Total Other Expense	(67)	(48)	(52)	(43)	(210)

Income taxes (benefits)	41	35	60	(1)	135

Income attributable to noncontrolling interest	—	—	14	—	14

Earnings (Loss) Attributable to FE	$165	$82	$84	$(78)	$253

Changes Between First Quarter 2025 and First Quarter 2024 Financial Results (In millions)	Distribution	Integrated	Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$171	$251	$52	$1	$475
Other	(2)	3	1	1	3
Total Revenues	169	254	53	2	478

Operating Expenses:
Fuel	—	44	—	—	44
Purchased power	(32)	83	—	1	52
Other operating expenses	40	(17)	22	(17)	28
Provision for depreciation	1	16	10	3	30
Amortization (deferral) of regulatory assets, net	69	86	(1)	—	154
General taxes	18	(1)	5	6	28
Total Operating Expenses	96	211	36	(7)	336

Other Income (Expense):
Equity method investment earnings, net	—	—	—	(21)	(21)
Miscellaneous income (expense), net	(18)	6	4	—	(8)
Interest expense	17	6	(8)	2	17
Capitalized financing costs	—	4	4	—	8
Total Other Expense	(1)	16	—	(19)	(4)

Income taxes (benefits)	19	5	(20)	(13)	(9)

Income attributable to noncontrolling interest	—	—	40	—	40

Earnings (Loss) Attributable to FE	$53	$54	$(3)	$3	$107

Distribution Segment — First Quarter of 2025 Compared with First Quarter of 2024

Distribution segment’s earnings attributable to FE increased $53 million in the first quarter of 2025, as compared to the same period of 2024, primarily resulting from higher customer usage as a result of the colder weather temperatures and higher revenues associated with the implementation of the Pennsylvania base rate case, partially offset by lower weather-adjusted customer usage and demand, and higher operating expenses.

Revenues —

Distribution’s total revenues increased $169 million as a result of the following sources:

		For the Three Months Ended March 31,
Revenues by Type of Service	1	2025		2024	Increase (Decrease)
		(In millions)
Distribution services		$1,179	2	$1,020	$159
Generation sales:
Retail		716		704	12
Wholesale		1		1	—
Total generation sales		717		705	12
Other		40		42	(2)
Total Revenues		$1,936		$1,767	$169
Distribution services revenues increased $159 million in the first quarter of 2025, as compared to the same period of 2024, primarily resulting from higher customer usage as a result of the colder weather temperatures, lower customer credits associated with the PUCO-approved Ohio Stipulation, and higher revenues associated with the implementation of the Pennsylvania base rate case, partially offset by lower weather-adjusted customer usage and demand. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $12 million in the first quarter of 2025, as compared to the same period in 2024, primarily due to higher retail generation sales as a result of colder weather temperatures and lower shopping, which increased sales volumes, partially offset by lower non-shopping generation auction rates. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA in the first quarter of 2025, as compared to the same period of 2024, decreased to 88% from 89% in Ohio and to 60% from 61% in Pennsylvania. Retail and wholesale generation sales revenues have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $96 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, decreased $32 million during the first quarter of 2025, as compared to the same period of 2024, primarily due to lower unit costs and decreased capacity expenses, partially offset by increased generation sales volumes as described above.

•Other operating expenses increased $40 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to:
•Higher network transmission expenses of $29 million, which are deferred for future recovery, resulting in no material impact to earnings;
•Higher planned vegetation management expenses of $5 million, primarily in Pennsylvania as approved and recovering in the base rate case;
•Higher uncollectible expenses of $7 million, which were mostly deferred for future recovery;
•Higher energy efficiency and other state mandated program costs of $19 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher other operating expenses of $11 million, primarily due to severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025.

The increase was partially offset by:
•Lower storm restoration expenses of $30 million, which were deferred for future recovery; and
•Lower maintenance work of $1 million.

•Depreciation expense increased $1 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $69 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to a $69 million net decrease in generation and transmission related deferrals, and a $30 million decrease from lower deferred storm restoration expenses, partially offset by a $10 million net increase in other deferrals, and $20 million of higher amortization expenses resulting from recovery of previously deferred storm costs and customer assistance programs from the implementation of the Pennsylvania base rate case in 2025.

•General taxes increased $18 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to higher property and gross receipts taxes.

Other Expense —

Other expense increased $1 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to lower interest income on regulated money pool investments being offset by lower interest expense as a result of long-term debt redemptions since the first quarter of 2024, partially offset by higher average short-term borrowings.

Income Taxes —

Distribution segment’s effective tax rate was 21.6% and 19.9% for the three months ended March 31, 2025 and 2024, respectively. The increase in the effective tax rate is primarily due to lower tax benefits from state flow-through and an increase in the amortization of excess deferred income taxes.
Integrated Segment — First Quarter of 2025 Compared with First Quarter of 2024

Integrated segment’s earnings attributable to FE increased $54 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to the implementation of base rate cases in New Jersey and West Virginia, higher customer usage and demand, higher revenues from regulated investment programs, lower operating expenses, and the absence of a $53 million charge at JCP&L in connection with the base rate case settlement agreement in the first quarter of 2024, as further discussed below, partially offset by costs associated with the announced organizational changes and the absence of a benefit associated with the approval by the WVPSC to recover costs of certain retired generation stations in the first quarter of 2024.

Revenues —

Integrated’s total revenues increased $254 million as a result of the following sources:

		For the Three Months Ended March 31,
Revenues by Type of Service	1	2025	2024	Increase
		(In millions)
Distribution services		$431	$339	$92
Generation sales:
Retail		755	632	123
Wholesale		47	30	17
Total generation sales		$802	$662	$140
Transmission revenues:
JCP&L		61	52	9
MP & PE		39	29	10
Total transmission revenues		$100	$81	$19
Other		16	13	3
Total Revenues		$1,349	$1,095	$254

Distribution services revenues increased $92 million in the first quarter of 2025, as compared to the same period of 2024, primarily resulting from higher customer usage as a result of the colder weather temperatures, higher revenues from the implementation of base rate cases, and higher rider revenues associated with certain regulated investment programs. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $140 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to higher retail revenues and higher wholesale revenues.

•Retail generation sales increased $123 million in the first quarter of 2025, as compared to the same period in 2024 primarily due to higher non-shopping generation auction rates and higher customer usage as a result of the colder weather temperatures. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $17 million in the first quarter of 2025, as compared to the same period in 2024, primarily due to higher sales volumes, partially offset by lower wholesale rates. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $19 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to a higher rate base from regulated investment programs.

Operating Expenses —

Total operating expenses increased $211 million, primarily due to:

•Fuel costs increased $44 million during the first quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs and higher consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $83 million during the first quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs, sales volumes and capacity expenses.

•Other operating expenses decreased $17 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to:
•The absence of a $53 million pre-tax charge at JCP&L in the first quarter 2024 associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the base rate case settlement agreement, to be disallowed from future recovery;
•Lower storm restoration expenses of $4 million, which were mostly deferred for future recovery; and
•Lower other operating expenses of $12 million, primarily due to lower planned regulated generation outage spend and lower maintenance work.

The decrease was partially offset by:
•Higher network transmission expenses of $22 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher uncollectible expenses of $5 million, which were mostly deferred for future recovery;
•Higher severance and related costs of $9 million associated with FirstEnergy’s organizational changes announced in the first quarter of 2025; and
•Higher energy efficiency and other state mandated program costs of $16 million, which were deferred for future recovery, resulting in no material impact to earnings.

•Depreciation expense increased $16 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $86 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to the absence of the approval in the first quarter of 2024 to recover $60 million in costs of certain retired generation stations approved by the WVPSC, $16 million in lower deferral of storm related expenses including the absence of the approval in the first quarter of 2024 to recover $11 million in previously included storm costs, and $23 million related to net decreases in other deferrals, partially offset by a $13 million net increase from higher generation and transmission related deferrals.

Other Expense —

Other expense decreased $16 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to the absence of certain nonrecoverable charges recognized in the first quarter of 2024, lower interest expense as a result of lower average short-term borrowings and long-term debt redemptions since the first quarter of 2024, and higher capitalized interest.

Income Taxes —

Integrated segment’s effective tax rate was 22.7% and 29.9% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate is primarily due to the absence of a tax charge related to the expected utilization of NOL carryforwards related to the sale of equity interest in FET in the first quarter of 2024.

Stand-Alone Transmission Segment — First Quarter of 2025 Compared with First Quarter of 2024

Stand-Alone Transmission Segment’s earnings attributable to FE decreased $3 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to the dilutive effect of the FET Equity Interest Sale that closed in March 2024, and the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025, partially offset by the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024 and higher revenues from regulated capital investments that increased rate base.

Revenues —

Stand-Alone Transmission’s total revenues increased $53 million, primarily due to a higher rate base and recovery of higher transmission operating expenses, partially offset by the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025.

The following table shows revenues by transmission asset owner:

		For the Three Months Ended March 31,
Revenues by Transmission Asset Owner	1	2025	2024	Increase
		(In millions)
ATSI		$265	$245	$20
TrAIL		71	68	3
MAIT		132	105	27
KATCo		23	20	3
Total Revenues		$491	$438	$53

Operating Expenses —

Total operating expenses increased $36 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to higher depreciation and property tax expenses from a higher asset base as well as higher operating and maintenance expenses. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense was flat in the first quarter of 2025, as compared to the same period of 2024, primarily due to higher interest expenses from new debt issuances since the first quarter of 2024, offset by higher capitalized financing costs and the absence of a prior year non-recoverable charge recorded in the first quarter of 2024.

Income Taxes —

Stand-Alone Transmission’s effective tax rate was 22.9% and 38.0% for the three months ended March 31, 2025 and 2024, respectively. The decrease in the effective tax rate is primarily due to the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024.
Corporate / Other — First Quarter 2025 Compared with First Quarter 2024

Financial results at Corporate/Other resulted in a $3 million decrease in losses attributable to FE in the first quarter of 2025, as compared to the same period of 2024, primarily due to:

•$15 million (after-tax) of lower interest expense as a result of the redemption of certain FE long-term debt in 2024 and lower short-term borrowings, and
•The absence of a discrete tax charge related to the PA Consolidation, partially offset by tax benefits related to the utilization of state NOL carryforwards and updates to deferred taxes on the FET Equity Interest Sale, all recorded in the first quarter of 2024.

The decrease in losses were partially offset by:
•$16 million (after-tax) in lower investment earnings related to FEV’s equity method investment in Global Holding.

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

The following table provides information about the composition of FirstEnergy’s net regulatory assets and liabilities as of March 31, 2025, and December 31, 2024, and the changes during the three months ended March 31, 2025:

Net Regulatory Assets (Liabilities) by Source - FirstEnergy	March 31, 2025	December 31, 2024	Change
	(In millions)
Customer payables for future income taxes	$(2,200)	$(2,234)	$34
Spent nuclear fuel disposal costs	(69)	(72)	3
Asset removal costs	(671)	(681)	10
Deferred transmission costs	152	190	(38)
Deferred generation costs	462	481	(19)
Deferred distribution costs	320	287	33
Storm-related costs	1,021	1,015	6
Energy efficiency program costs	338	349	(11)
New Jersey societal benefit costs	86	87	(1)
Vegetation management costs	124	125	(1)
Other	75	75	—
Net Regulatory Liabilities included on FirstEnergy’s Consolidated Balance Sheets	$(362)	$(378)	$16

The following table provides information about the composition of JCP&L’s net regulatory assets and liabilities as of March 31, 2025, and December 31, 2024, and the changes during the three months ended March 31, 2025:

Net Regulatory Assets (Liabilities) by Source - JCP&L	March 31, 2025	December 31, 2024	Change
	(In millions)
Customer payables for future income taxes	$(406)	$(410)	$4
Spent nuclear fuel disposal costs	(69)	(72)	3
Asset removal costs	(80)	(83)	3
Deferred transmission costs	(11)	(3)	(8)
Deferred generation costs	(5)	(12)	7
Deferred distribution costs	223	206	17
Storm-related costs	305	310	(5)
Energy efficiency program costs	214	208	6
New Jersey societal benefit costs	86	87	(1)
Vegetation management costs	7	7	—
Other	28	27	1
Net Regulatory Assets included on JCP&L’s Balance Sheets	$292	$265	$27

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

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $331 million and $51 million for FE and JCP&L, respectively, are currently being recovered through rates as of March 31, 2025. Approximately $402 million and $41 million for FirstEnergy and JCP&L, respectively, and are currently being recovered through rates as of December 31, 2024.

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

The following table provides information about the composition of FirstEnergy’s net regulatory assets that do not earn a current return as of March 31, 2025 and December 31, 2024, of which approximately $794 million and $698 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return - FirstEnergy	March 31, 2025	December 31, 2024	Change
	(In millions)
Deferred transmission costs	$5	$8	$(3)
Deferred generation costs	307	314	(7)
Deferred distribution costs	160	153	7
Storm-related costs	695	694	1
Vegetation management costs	10	16	(6)
Other	55	58	(3)
FirstEnergy Regulatory Assets Not Earning a Current Return	$1,232	$1,243	$(11)

The following table provides information about the composition of JCP&L’s net regulatory assets that do not earn a current return as of March 31, 2025 and December 31, 2024, of which approximately $54 million and $45 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral:

Regulatory Assets by Source Not Earning a Current Return - JCP&L	March 31, 2025	December 31, 2024	Change
	(In millions)
Deferred generation costs	$4	$4	$—
Deferred distribution costs	109	101	8
Storm-related costs	306	310	(4)
Vegetation management costs	7	7	—
Other	16	17	(1)
JCP&L Regulatory Assets Not Earning a Current Return	$442	$439	$3

CAPITAL RESOURCES AND LIQUIDITY

The Registrants’ business is capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments and potential contributions to its pension plan.

The Registrants expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2025 and beyond, the Registrants expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by the Registrants to, among other things, fund capital expenditures and other capital-like investments, and refinance short-term and maturing long-term debt, subject to market conditions and other factors. FE may utilize instruments other than senior notes to fund its liquidity and capital requirements, including hybrid securities.

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

While supply lead times have not fully returned to pre-pandemic levels, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.

The U.S. presidential administration has announced the imposition of widespread and substantial tariffs on imports, with additional tariffs to potentially be adopted in the future. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.
In January 2025, FirstEnergy executed a lift-out transaction with MetLife, which transferred approximately $640 million of plan assets and $652 million of plan obligations, associated with approximately 2,000 former competitive generation employees, who will assume future and full responsibility to fund and administer their benefit payments. There was no change to the pension benefits for any participant as a result of the transfer and the transaction was funded by pension plan assets. FirstEnergy believes that this lift-out transaction, in addition to the lift-out in 2023, further de-risked potential volatility with the pension plan assets and liabilities, and will continue to evaluate other lift-outs in the future based on market and other conditions.

As of March 31, 2025, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, accounts payable, short-term borrowings and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

As of March 31, 2025, JCP&L’s net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, accounts payable, short-term borrowings and accrued interest and compensation and benefits. JCP&L believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

Short-Term Borrowings / Revolving Credit Facilities

The credit facilities of FE and certain of its subsidiaries are as follows:

•FE, $1.0 billion revolving credit facility, matures October 18, 2028;
•FET, $1.0 billion revolving credit facility, matures October 20, 2029;
•Ohio Companies, $800 million revolving credit facility, matures October 18, 2028;
•FE PA, $950 million revolving credit facility, matures October 18, 2028;
•JCP&L, $750 million revolving credit facility, matures October 18, 2028;
•MP and PE, $400 million revolving credit facility, matures October 18, 2028;
•ATSI, MAIT and TrAIL, $850 million revolving credit facility, October 18, 2028; and
•KATCo, $150 million revolving credit facility, matures October 20, 2028.

Borrowings under these credit facilities may be used for working capital and other general corporate purposes. Generally, borrowings under each of the credit facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the credit facilities contain financial covenants requiring each borrower, with the exception of FE, to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the credit facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter. FE is required under its credit facility to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters.

Each of the credit facilities bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on SOFR and other variable interest rates. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

FirstEnergy had $1,635 million and $550 million of outstanding short-term borrowings as of March 31, 2025, and December 31, 2024, respectively. FirstEnergy’s available liquidity from external sources as of April 28, 2025, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FE	October 2028	$1,000	$347
FET	October 2029	1,000	615
Ohio Companies	October 2028	800	742
FE PA	October 2028	950	931
JCP&L	October 2028	750	722
MP and PE	October 2028	400	348
ATSI, MAIT and TrAIL	October 2028	850	844
KATCo	October 2028	150	150
	Subtotal	$5,900	$4,699
Cash and cash equivalents		—	36
	Total	$5,900	$4,735

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2025:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Debt-to-Total-Capitalization Ratio
	(In millions)
FE	N/A	$1,000	N/A(2)
ATSI(1)	$500	350	38.8%
CEI(1)	500	300	37.0%
FET	N/A	1,000	65.0%
FE PA(1)	1,250	950	49.3%
JCP&L(1)	1,500	750	32.8%
KATCo(1)	200	150	30.1%
MAIT(1)	400	350	38.2%
MP(1)	500	250	50.6%
OE(1)	500	300	53.5%
PE(1)	150	150	46.5%
TE(1)	300	200	47.5%
TrAIL(1)	400	150	38.9%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.
(2) FE is not required to maintain a debt-to-total-capitalization ratio under its credit facility. However, FE is required to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters beginning with the quarter ended December 31, 2021. FE's consolidated interest coverage ratio as of March 31, 2025, was approximately 4.9 times.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the credit facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the credit facilities and against the applicable borrower’s borrowing sublimit. As of March 31, 2025, FirstEnergy had $177 million in outstanding LOCs, $146 million of which are issued under the revolving credit facilities.

Revolving Credit Facility	LOC Availability as of March 31, 2025	LOC Utilized as of March 31, 2025
	(In millions)
FE	$100	$3
FET	100	—
Ohio Companies	150	38
FE PA	200	19
JCP&L	100	28
MP and PE	100	52
ATSI, MAIT and TrAIL	200	6
KATCo	35	—

Each of the credit facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the credit facilities are related to the credit ratings of the company borrowing the funds. Additionally, borrowings under each of the credit facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of March 31, 2025, FE was in compliance with its applicable consolidated interest coverage ratio and the borrowers, in each case as defined under the credit facilities, were in compliance with their debt-to-total-capitalization ratio covenants.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2025	2024	2025	2024
For the Three Months Ended March 31,	4.93%	6.32%	5.44%	7.08%

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of April 28, 2025:

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
(1) S = Stable, P = Positive

The applicable undrawn and drawn margin on the credit facilities are subject to ratings-based pricing grids. The applicable fee paid on the undrawn commitments under the credit facilities are based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s. The fees paid on actual borrowings are determined based on each borrower’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s.

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

Debt capacity is subject to the consolidated interest coverage ratio in FE's credit facility. As of March 31, 2025, FirstEnergy could incur approximately $1.1 billion of incremental interest expense or incur a $2.7 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements of FE's credit facility.

Cash Requirements and Commitments

FirstEnergy has certain obligations and commitments to make future payments under contracts. For an in-depth discussion of FirstEnergy’s cash requirements and commitments, see “Capital Resources and Liquidity - Cash Requirements and Commitments" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within FirstEnergy’s Form 10-K for the year ended December 31, 2024 (filed on February 27, 2025).

Changes in Cash Position

As of March 31, 2025, FirstEnergy had $132 million of cash and cash equivalents and $31 million of restricted cash as compared to $111 million of cash and cash equivalents and $43 million of restricted cash as of December 31, 2024, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Three Months Ended March 31,
(In millions)	2025	2024	Change

Net cash provided from (used for) operating activities	$637	$(40)	$677
Net cash used for investing activities	(1,093)	(870)	(223)
Net cash provided from financing activities	465	1,646	(1,181)
Net change in cash, cash equivalents, and restricted cash	9	736	(727)

Cash, cash equivalents, and restricted cash at beginning of period	154	179	(25)
Cash, cash equivalents, and restricted cash at end of period	$163	$915	$(752)

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

Net cash provided from operating activities was $637 million in the first three months of 2025, as compared to net cash used for operating activities of $40 million in the first three months of 2024. The increase in cash provided from operating activities in 2025, compared to the same period of 2024, is primarily due to:

•Higher revenues from the implementation of base rate cases in Pennsylvania, New Jersey, and West Virginia;
•Higher return on regulated capital investment programs;
•Higher receipts of cash collateral associated with certain generation suppliers that serve shopping customers;
•Increased customer usage and demand as a result of the colder weather temperatures; and
•Lower employee benefit payments.

Cash Flows From Investing Activities

Cash used for investing activities in the first three months of 2025 principally represented cash used for capital investments. The following table summarizes investing activities for the first three months of 2025 and 2024:

	For the Three Months Ended March 31,
Investing Activities	2025	2024	Change
	(In millions)
Capital investments:
Distribution Segment	$265	$215	$50
Integrated Segment	395	313	82
Stand-Alone Transmission Segment	314	258	56
Corporate / Other	31	4	27
Asset removal costs	84	78	6
Other	4	2	2
	$1,093	$870	$223

Cash used for investing activities for the first three months of 2025 increased $223 million, compared to the same period of 2024, primarily due to capital investments.

Cash Flows From Financing Activities

In the first three months of 2025 and 2024, cash provided from financing activities was $465 million and $1,646 million, respectively. The following table summarizes financing activities for the first three months of 2025 and 2024:

	For the Three Months Ended March 31,
Financing Activities	2025	2024	Change
	(In millions)

New Issues:
Unsecured notes	$—	$150	$(150)
	$—	$150	$(150)

Redemptions / Repayments:
Unsecured notes	$(300)	$—	$(300)
Senior secured notes	(24)	(23)	(1)
	$(324)	$(23)	$(301)

Short-term borrowings, net	$1,085	$(525)	$1,610
Proceeds from FET Equity Interest Sale	—	2,300	(2,300)
Noncontrolling interest cash distributions	(24)	(8)	(16)
Common stock dividend payments	(245)	(235)	(10)
Debt issuance and redemption costs, and other	(27)	(13)	(14)
	$465	$1,646	$(1,181)

FirstEnergy had the following issuances and redemptions during the three months ended March 31, 2025 (JCP&L had no issuances or redemptions):

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE	Unsecured Notes	March, 2025	2.05%	2025	$300	FE redeemed unsecured notes that became due.

On April 16, 2025, TrAIL issued $600 million of senior notes due 2031 at 5.00%. Proceeds are expected to be used to redeem senior notes that will be coming due in 2025 and repay short-term borrowings, as well as to fund capital investments, working capital and other corporate purposes.

On December 5, 2024, JCP&L issued $700 million of unsecured senior notes due in 2035 in a private offering that included a registration rights agreement in which JCP&L agreed to conduct an exchange offer of these senior notes for like principal amounts registered under the Securities Act. On April 1, 2025, JCP&L filed a registration statement on Form S-4 with the SEC, which became effective on April 11, 2025.

FE or its affiliates may, from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FE or its affiliates may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.
FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. As of March 31, 2025, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($651 million) and other assurances of ($440 million).

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

As of March 31, 2025, $177 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $66 million of net cash collateral as of March 31, 2025, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2025:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$71	$1	$72
Surety bonds (collateralized amount)(1)	102	193	295
Total Exposure from Contractual Obligations	$173	$194	$367
(1) Surety bonds are not tied to a credit rating. Surety bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $38 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

JCP&L - GUARANTEES AND OTHER ASSURANCES
JCP&L has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of March 31, 2025, was $48 million.

Collateral and Contingent-Related Features

In the normal course of business, JCP&L may enter into physical or financially settled contracts for the sale and purchase of electric capacity, energy, fuel and emission allowances. Certain agreements contain provisions that require JCP&L to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon JCP&L's credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty.

JCP&L has posted $28 million of collateral in the form of LOCs as of March 31, 2025. JCP&L is holding $21 million of net cash collateral as of March 31, 2025, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2025:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual obligations for additional collateral
Upon downgrade	$38
Surety bonds (collateralized amount)(1)	20
Total Exposure from Contractual Obligations	$58
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million as of March 31, 2025 of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

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

The valuation of derivative contracts is based on observable market information. See Note 6, “Fair Value Measurements,” of the Combined Notes to Financial Statements of the Registrants for additional details on FirstEnergy’s FTRs.

Equity Price Risk

As of March 31, 2025, the FirstEnergy pension plan assets were allocated approximately as follows: 28% in equity securities, 21% in fixed income securities, 5% in alternatives, 10% in real estate, 23% in private debt/equity, 12% in derivatives and 1% in cash and short-term securities. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which, based on various assumptions, including an expected rate of return on assets of 8.5% for 2025, is expected to be approximately $300 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. JCP&L is not expected to make a contribution.

As of March 31, 2025, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 54% in equity securities, 42% in fixed income securities and 4% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Combined Notes to Financial Statements of the Registrants for additional details on FirstEnergy’s pension and OPEB plans.

In the three months ended March 31, 2025, FirstEnergy’s pension plan assets have gained approximately 3.3% as compared to an annual expected return on plan assets of 8.5%. In the three months ended March 31, 2025, FirstEnergy’s qualified OPEB plan assets have lost approximately 0.9% as compared to an annual expected return on plan assets of 7.0%.

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

The remaining components of pension and OPEB expense, primarily service costs, interest cost on obligations, expected return on plan assets and amortization of prior service costs, are set at the beginning of the calendar year (unless a remeasurement is triggered) and are recorded on a monthly basis. Changes in asset performance and discount rates will not impact these pension and OPEB costs for 2025, unless an additional remeasurement were to be triggered during the year, however, future years could be impacted by changes in the market.

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of March 31, 2025, the spot rate was 5.57% and 5.42% for pension and OPEB obligations, respectively, as compared to 5.72% and 5.60% as of December 31, 2024, respectively.

The final discount rate and return or loss on plan assets as of the year-end remeasurement date is difficult to predict based on the currently volatile equity markets and interest rate environment. As a result, FirstEnergy is unable to determine or meaningfully project the mark-to-market adjustment, or estimate a reasonable range of adjustment, that will be recorded as of December 31, 2025.

Each of the credit facilities bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on SOFR and other variable interest rates.

Economic Conditions

While supply lead times have not fully returned to pre-pandemic levels, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.

The U.S. presidential administration has announced the imposition of widespread and substantial tariffs on imports, with additional tariffs to potentially be adopted in the future. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.
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

OUTLOOK

    INCOME TAXES

The IRA of 2022, among other things, imposes a new 15% corporate AMT based on AFSI applicable to corporations with a three-year average AFSI over $1 billion. The AMT is effective for the 2023 tax year and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. The IRA of 2022 requires the U.S. Treasury to provide regulations and other guidance necessary to administer the AMT, including further defining allowable adjustments to determine AFSI, which directly impacts the amount of AMT to be paid. On September 12, 2024, the U.S. Treasury issued proposed regulations for the AMT for comments. FirstEnergy is assessing the proposed regulations but continues to believe that it is more likely than not that it will be subject to AMT, however, the completion of the U.S. Treasury’s rulemaking process and the future issuance of final regulations, as well as potential future federal tax legislation or presidential executive orders, could significantly change FirstEnergy’s AMT estimates or its conclusion as to whether it is an AMT payer at all. JCP&L is party to an intercompany income tax allocation agreement with FirstEnergy and, accordingly, may be allocated a share of any AMT paid by the FirstEnergy consolidated group. As further discussed below, FirstEnergy expects to pay regular federal corporate income tax for the 2024 tax year, due in large part to the gain realized from closing the FET Equity Interest Sale. The regulatory treatment of the IRA of 2022 may also be subject to regulation by FERC and/or applicable state regulatory authorities. Any adverse development in the IRA of 2022, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

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

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Additionally, at the direction of the MDPSC, PE together with other Maryland utilities were required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE recovers EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Consistent with a December 29, 2022, order by the MDPSC phasing out the unamortized balances of EmPOWER investments, PE is required to expense 67% of its EmPOWER Maryland program costs in 2025, and 100% in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. New legislation which took effect on July 1, 2024 is expected to reduce the carrying costs on the EmPOWER unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. Legal memoranda were filed in December 2024 through February 2025 and a hearing was held on March 7, 2025.

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

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. On August 21, 2023, FERC approved JCP&L’s application, effective August 22, 2023. On October 31, 2023, offshore wind developer, Orsted, announced plans to cease development of two offshore wind projects in New Jersey—Ocean Wind 1 and 2—having a combined planned capacity of 2,248 MWs. On January 30, 2025, and February 25, 2025, Shell New Energies and EDF Renewables North America respectively announced that each was exiting its Atlantic Shores partnership to construct wind energy off the shore of New Jersey. These cancellations do not directly affect JCP&L’s awarded projects, and JCP&L remains under an obligation to begin construction in 2025 based on current NJBPU direction. JCP&L continues to monitor the situation and is engaging state officials about impacts of these announcements to its transmission projects.

Consistent with the commitments made in its proposal to the NJBPU, JCP&L formally submitted in November 2023 the first part of its application to the DOE to finance a substantial portion of the project using low-interest rate loans available under the DOE’s Energy Infrastructure Reinvestment Program of the IRA of 2022. JCP&L submitted the second part of its two-part application on March 13, 2024, which was approved on May 17, 2024. The DOE Loan Program Office has initiated a due diligence review of the application, which is ongoing. On January 16, 2025, the DOE announced a conditional commitment to JCP&L for a loan guarantee of up to approximately $716 million for the project. While this conditional commitment represents a significant milestone and demonstrates the DOE’s intent to finance the project, certain technical, legal, environmental and financial conditions, including negotiation of definitive financing documents, must be satisfied before funding of the loan.

On November 9, 2023, JCP&L filed a petition for approval of its EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. JCP&L proposes EnergizeNJ will be implemented over a five-year budget period with estimated costs of approximately $935 million over the deployment period, of which, $906 million is capital investments and $29 million is operating and maintenance expenses. Under the proposal, the capital costs of EnergizeNJ would be recovered through JCP&L’s base rates via annual and semi-annual base rate adjustment filings. The 2023 base rate case stipulation that was filed on February 2, 2024, necessitated amendments to the EnergizeNJ program. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to remove the high-priority circuits that are to be addressed in the first phase of its reliability improvement plan and to include the second phase of its reliability improvement plan that is expected to further address certain high-priority circuits that require additional upgrades. On April 10, 2025, JCP&L, joined by various parties, filed a stipulated settlement with the NJBPU resolving JCP&L’s amended EnergizeNJ petition, which the NJBPU approved on April 23, 2025. The settlement provides for total program costs of $339 million, including capital investments in JCP&L’s electric distribution system of approximately $203 million, $132 million of matching capital investment and approximately $4 million of O&M expense. Pursuant to the settlement, the program would begin on July 1, 2025, and continue through December 31, 2028, and JCP&L has agreed to file a base rate case no later than January 1, 2030.

OHIO

The Ohio Companies operate under PUCO-approved base distribution rates that became effective in 2009. The Ohio Companies operated under ESP IV through May 31, 2024, which provided for the supply of power to non-shopping customers at a market-based price set through an auction process. From June 1, 2024, until January 31, 2025, the Ohio Companies operated under ESP V, as modified by the PUCO, and as further described below. On December 18, 2024, the PUCO approved the Ohio Companies’ notice to withdraw ESP V and approved the Ohio Companies’ proposal for returning to ESP IV, with modifications.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. ESP V, as modified by the PUCO, provided for, among other things, the continuation of existing riders related to purchased power, transmission and uncollectibles, the continuation of the DCR rider with proposed annual revenue cap increases until new base rates are established, the continuation of the AMI rider, and the addition of new riders for recovery of storm and vegetation management expenses. Many of the terms and conditions were to be reconsidered in the base rate case. The ESP V order additionally directed the Ohio Companies to file another base distribution rate case not later than May 31, 2028, and contribute $32.5 million during the term of ESP V to fund low-income customer bill assistance programs and bill assistance for income-eligible senior citizens, and to develop an electric vehicle education program to assist customers in transitioning to electric vehicles which was recognized in the second quarter of 2024 within “Other operating expenses” at the Regulated Distribution segment and on FirstEnergy’s Consolidated Statements of Income. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider, with an annual revenue cap of $390 million, and denied the Ohio Companies’ request to continue ESP IV’s DCR rider revenue cap increases of $15 million per year. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. The PUCO also denied the Ohio Companies’ request to lift the base rate freeze in ESP IV, permitting the Ohio Companies’ pending base rate case to continue, but prohibiting new rates from going into effect until either the effective date of ESP VI, or the staff agrees that the freeze be lifted and new rates be implemented. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On March 14, 2025, the Ohio Companies filed with the PUCO a request to commence its quadrennial review of ESP IV and establish the proposed schedule. The request remains pending before the PUCO. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV.

On January 31, 2025, the Ohio Companies filed an application with the PUCO for ESP VI, for a term beginning on the date new base distribution rates from the pending base rate case go into effect, in an effort to align with the ongoing base distribution rate case, and continuing through May 31, 2028. ESP VI proposes to continue providing power to non-shopping customers at market-based prices set through an auction process, and proposes to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual reliability performance-based revenue cap increases of $37 million to $43 million, and an AMI rider for recovery of approved grid modernization investments. ESP VI additionally proposes riders to support continued maintenance of the distribution system, including recovery of vegetation management and storm restoration operations and maintenance expenses. In addition, ESP VI proposes energy efficiency programs for low-income customers, and includes a commitment to spend $6.5 million annually over the ESP VI term, without recovery from customers, on initiatives to assist low-income customers, as well as education and incentives to help ensure customers have good experiences with electric vehicles. The PUCO held a technical conference on March 12, 2025.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million, with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies request recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony. On July 31, 2024, the Ohio Companies filed an update that adjusted the net increase in base distribution revenues to approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. On January 27, 2025, the Ohio Companies filed a notice in the base rate case notifying parties that they will update their application for an increase in base distribution rates to reflect the withdrawal of ESP V and the reversion to ESP IV. The PUCO Staff hired a third-party to assist in the review of the Ohio Companies' base rate case filing, and on February 21, 2025, PUCO staff and the third party auditor each filed their reports. The auditor’s report recommended adjustments which would result in a net increase of the Ohio Companies’ base distribution revenues of approximately $8 million, with a return on equity of 9.63% and capital structures of 48.8% debt and 51.2% equity for each of the Ohio Companies. PUCO staff’s report takes limited positions on the auditor’s finding and recommendations and makes additional findings. On March 24, 2025, the Ohio Companies, OCC, and other parties filed objections to the PUCO’s staff report and the auditor’s report. In addition, the Ohio Companies filed certain pieces of supplemental testimony and intervenors filed direct testimony. The Ohio Companies and various parties are engaged in settlement discussions with respect to the pending base rate case. Evidentiary hearings are scheduled to begin May 5, 2025.

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

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the expanded DCR rider audit proceeding described below and on November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit, discussed further below, be consolidated with the already-consolidated DMR audit and expanded DCR rider audit proceeding. Evidentiary hearings are scheduled to begin June 10, 2025.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directed the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the DCR rider audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15 thousand. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On September 30, 2024, the third-party auditor’s report was filed. The audit examined 53 payments totaling approximately $75 million made in support of the passage of HB 6 and subsequent referendum efforts, and concluded that less than $5 million was allocated to the Ohio Companies. The audit report affirmed the Ohio Companies’ conclusion in its August 6, 2021, filing that a rate impact of less than $15 thousand was charged to the Ohio Companies’ pole attachment customers associated with political and charitable spending in support of HB 6. On October 22, 2024, parties filed comments on the audit report, and on November 5, 2024, parties filed reply comments. The parties' comments remain pending with the PUCO.

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

In connection with an ongoing annual audit of the Ohio Companies’ DCR rider for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through the DCR rider or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, and further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement. On November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit be consolidated with the already-consolidated DMR audit and the expanded DCR rider audit proceeding. Evidentiary hearings are scheduled to begin June 10, 2025.

On September 22, 2023, OCC filed an application for rehearing challenging the PUCO’s August 23, 2023, order to stay the pending HB 6 related matters above, which the PUCO denied on October 18, 2023. On November 17, 2023, OCC filed an application for rehearing challenging the October 18, 2023, entry to the extent the PUCO decided not to stay pending proceedings regarding ESP V as well as phases one and two of the Ohio Companies’ distribution grid modernization plans. On November 27, 2023, the Ohio Companies filed a memorandum contra OCC’s application for rehearing. As the PUCO did not rule on OCC’s November 17, 2023, application for rehearing within 30 days of filing, the application for rehearing was denied by operation of law.

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

PENNSYLVANIA

FE PA has five rate districts in Pennsylvania – four that correspond to the territories previously serviced by ME, PN, Penn, and WP and one rate district that corresponds to WP’s service provided to The Pennsylvania State University. The rate districts created by the PA Consolidation will not reach full rate unity until the earlier of 2033 or the conclusion of three base rate cases filed after January 1, 2025. FE PA operates under rates approved by the PPUC, effective as of January 1, 2025.

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

Pennsylvania EDCs are permitted to seek PPUC approval of an LTIIP for accelerated infrastructure improvements and costs related to highway relocation projects, after which a DSIC may be approved to recover LTIIP costs. On July 22, 2024, FE PA filed its application with the PPUC seeking approval for the 2025-2029 phase of its LTIIP program, which is expected to result in approximately $1.6 billion in investments, with approximately $1.4 billion of such investments going in service during the five-year period. The PPUC approved FE PA’s application on December 19, 2024, and implementation began in January 2025.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates that became effective March 27, 2024. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is typically updated annually and MP and PE will file their next ENEC filing on or before September 1, 2025, for rates effective January 1, 2026.

On April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, a tariff to offer solar power on a voluntary basis to West Virginia customers and requiring MP and PE to subscribe at least 85% of the planned 50 MWs of solar generation before seeking approval for surcharge cost recovery. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved solar power tariff. On April 24, 2023, MP and PE sought approval for surcharge cost recovery from the WVPSC for three of the five solar sites, representing 30 MWs of generation. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites. The surcharge went into effect January 1, 2024, and two of the five solar generation sites went into service in 2024. On December 4, 2024, MP and PE submitted for approval a settlement agreement to increase its solar surcharge rate. The WVPSC approved the settlement without modification on December 27, 2024, and new rates went into effect on January 1, 2025.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015, through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy reclassified certain transmission capital assets to operating expenses for the audit period. FirstEnergy fully recovered approximately $105 million ($13 million at JCP&L) of these costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024. Furthermore, the Ohio Companies are in the process of addressing the outcomes of the FERC Audit with the PUCO, which includes seeking continued rate base treatment of approximately $99 million of certain corporate support costs allocated to distribution capital assets as of March 31, 2025.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024, and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024, and January 13, 2025, the FERC Office of Enforcement issued further data requests related to the classification and recovery of a since terminated fuel consulting contract, to which FirstEnergy responded. If the FERC Office of Energy Market Regulation and the FERC Office of Enforcement were to successfully challenge the recovery of the 2022 reclassified operating expenses and formula transmission rates it could have material adverse effect on FirstEnergy financial conditions, result of operations, and cash flows.

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliates and American Electric Power Service Corporation, and Duke Energy Ohio, LLC asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke, but granted it as to AEP. AEP and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP rates, but not from the Duke and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the Consolidated Statements of Income and Comprehensive Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke and AEP also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. The deadline to file for review at the Supreme Court of the U.S. is June 25, 2025.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis; provided however, due to the Sixth Circuit’s ruling in the Transmission ROE Incentive matter described above, ATSI is collecting the ROE incentive adder subject to refund.

Transmission Planning Supplement Projects

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Subsequently, intervenors expanded the scope of this proceeding to all of the transmission utilities in PJM, including JCP&L. ATSI and the other transmission utilities in Ohio and PJM filed comments.

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100kV or higher, (ii) appoint “independent transmission monitors” to conduct such planning, and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy, together with the PJM transmission owners, filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FirstEnergy is unable to predict the outcome or estimate the impact that this complaint may have on its Transmission Companies, however, whether this lawsuit moves forward could have a material impact on FirstEnergy and its transmission capital investment strategy.

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome. The complainants assert that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid and (ii) would be constructed with different routing than as originally proposed. FERC set May 7, 2025, as the deadline for intervention and comment. PE has intervened and plans to submit comments on May 7, 2025. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3.0 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the construction work in progress rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. FERC is expected to issue an initial order by May 13, 2025.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate the Registrants with regard to air and water quality, hazardous and solid waste disposal, and other environmental matters. While the Registrants’ environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. The Registrants cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact their business, results of operations, cash flows and financial condition. In general, environmental requirements applicable to the electric power sector are becoming increasingly prescriptive and stringent, and the EPA finalized a number of rules in 2024 that could impact the Registrants. However, the Trump administration has issued certain executive orders and stated its intention to rescind, revise or replace some existing environmental regulations and the ultimate impact of recently finalized rules, several of which are in litigation, and any replacement rules are uncertain.

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to the Registrants. The specific timing or outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and litigation is also anticipated to occur. The following disclosures do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

The disclosures below apply to FirstEnergy and the disclosures under “Regulation of Waste Disposal,” are also applicable to JCP&L.

Clean Air Act

FirstEnergy complies with SO2 and NOx emission reduction requirements under the CAA and SIP by burning lower-sulfur fuel, utilizing combustion controls and post-combustion controls and/or using emission allowances.

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between power plants located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. On July 28, 2015, the D.C. Circuit ordered the EPA to reconsider the CSAPR caps on NOx and SO2 emissions from power plants in 13 states, including West Virginia. This followed the 2014 Supreme Court of the U.S. ruling generally upholding the EPA’s regulatory approach under CSAPR but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR Update on September 7, 2016, reducing summertime NOx emissions from power plants in 22 states in the eastern U.S., including West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR Update to the D.C. Circuit in November and December 2016. On September 13, 2019, the D.C. Circuit remanded the CSAPR Update to the EPA citing that the rule did not eliminate upwind states’ significant contributions to downwind states’ air quality attainment requirements within applicable attainment deadlines.

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, the 4th Circuit granted West Virginia an interim stay of the disapproval of its SIP and on January 10, 2024, after a hearing held on October 27, 2023, granted a full stay which precludes the Good Neighbor Plan from going into effect in West Virginia. In addition to West Virginia, certain other states, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, separately filed petitions for review and motions to stay the Good Neighbor Plan itself at the D.C. Circuit. On September 25, 2023, the D.C. Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the Supreme Court of the U.S. Oral argument was heard on February 21, 2024. On June 27, 2024, the Supreme Court of the U.S. granted a stay of the Good Neighbor Plan pending disposition of the petition for review in the D.C. Circuit. On February 6, 2025, the EPA filed a motion at the D.C. Circuit to hold the proceedings in abeyance for 60 days to allow the EPA time to familiarize itself with the Good Neighbor Plan and in particular, time to brief the new administration about these consolidated petitions and the underlying Rule to allow them to decide what action, if any, is necessary. On February 21, 2025, the D.C. Circuit denied the EPA’s motion and scheduled oral argument on the merits for April 25, 2025. On March 10, 2025, the EPA filed a motion for remand with the D.C. Circuit identifying issues with the Good Neighbor Plan that make reconsideration appropriate. The D.C. Circuit granted the motion for remand and cancelled oral argument. Consistent with its March 12, 2025, announcement, the EPA intends to undertake reconsideration of the rule and complete any new rulemaking by Fall 2026.

Climate Change

In recent years, certain regulators in the U.S. have focused efforts on increasing disclosures by companies related to climate change and mitigation efforts. At the federal level, presidential administrations have held differing views on prioritizing actions to address GHG emissions and, by extension, climate change. Those differing views have led to policy changes, creating uncertainty about environmental requirements and associated impacts.

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the Supreme Court of the U.S. stayed the rule during the pendency of the challenges to the D.C. Circuit and Supreme Court of the U.S. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the Supreme Court of the U.S. in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA

(the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule, which proposed stringent GHG emissions limitations based on fuel type and unit retirement date, was issued as final by the EPA on April 25, 2024. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. On July 19, 2024, the D.C. Circuit denied the stay motions and on July 23 and 26, 2024 the aggrieved petitioners filed emergency stay applications to the Supreme Court of the U.S. On October 16, 2024, the Supreme Court of the U.S. denied the stay applications. On December 6, 2024, oral arguments on the merits of the challenge were heard by the D.C. Circuit. On February 5, 2025, the Department of Justice filed an unopposed motion on behalf of EPA in the D.C. Circuit, seeking to hold the litigation in abeyance, and forego issuing its opinion, for a period of 60 days while the new leadership at EPA evaluates the rule and determines how it wishes to proceed On February 19, 2025, the D.C. Circuit granted EPA’s motion.

Most recently, among other deregulatory actions, Executive Order 14514 directs the Administrator of the EPA to make recommendations on the “legality and continuing applicability” of the 2009 Endangerment Finding, which forms the basis for the EPA's GHG regulations. On March 12, 2025, the EPA announced a series of planned deregulatory actions that it would be taking related to such executive order, including reconsideration of the regulations to limit power plant GHG emissions. Depending on the outcome of any appeals and the EPA review, compliance with the GHG emissions limits could require additional capital expenditures or changes in operation at the Fort Martin and Harrison power stations.

In addition, there are several initiatives to reduce GHG emissions at the state and international level. Certain northeastern states are participating in the Regional Greenhouse Gas Initiative and western states, including California, have implemented programs to control emissions of certain GHGs and enhance public disclosures relating to the same. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

FirstEnergy has pledged to achieve carbon neutrality by 2050 with respect to GHGs within FirstEnergy’s direct operational control (known as Scope 1 emissions). FirstEnergy’s ability to achieve its GHG reduction goal is subject to its ability to make operational changes and is conditioned upon numerous risks, many of which are outside of its control. With respect to FirstEnergy’s coal-fired plants in West Virginia, which serve as the primary source of its Scope 1 emissions, it has identified that the end of the useful life date is 2035 for Fort Martin and 2040 for Harrison. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If FirstEnergy is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s financial condition, results of operations, and cash flow. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

FirstEnergy continues to monitor climate change policies at both the federal and state level. Currently, FirstEnergy anticipates continued uncertainty, and may need to make decisions even as policies shift from administration to administration.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits were renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025, for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Group filed a motion to stay the rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions and motions for stay have been consolidated in the U.S. Court of Appeals for the Eighth Circuit Court. On October 10, 2024, the Eighth Circuit denied the motions for stay. On February 19, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the D.C. Circuit, seeking to hold the litigation in abeyance for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 28, 2025, the D.C. Circuit granted EPA’s motion. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the 2024 ELG rule. Depending on the outcome of appeals and the EPA’s review, compliance with the 2024 ELG rule could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. FirstEnergy is currently assessing the impact of the final rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025 with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply made a $15 million cash payment to the escrow account, recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings.

On May 8, 2024, the EPA issued the Legacy CCR Rule, which finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments. The rule extends 2015 CCR Rule requirements for groundwater monitoring and protection, operational and reporting procedures as well as closure requirements to impoundments and landfills that were not originally included for coverage by the 2015 CCR Rule. Furthermore, the EPA’s interpretations of the EPA CCR regulations continue to evolve through enforcement and other regulatory actions. FirstEnergy is currently assessing the potential impacts of the final rule, including a review of additional sites to which the new rule might be applicable. On February 13, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the D.C. Circuit, seeking to hold the litigation, which was filed on August 8, 2024, by the Utility Solid Waste Act Group with FE as a member, in abeyance for a period of 120 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed, which the D.C. Circuit granted. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the final Legacy CCR Rule. FirstEnergy continues to monitor the EPA’s actions related to CCR regulations; however, the ultimate impact is unknown at this time and is subject to the outcome of the litigation and any future state regulatory actions. Depending on the outcome of appeals and the EPA’s rule, compliance with the final Legacy CCR Rule could require remedial actions, including removal of coal ash. See Note 8, “Asset Retirement Obligations,” of the Combined Notes to Financial Statements of the Registrants above for a description of the $139 million increase to its ARO that FirstEnergy recorded during 2024 as a result of its analysis. JCP&L did not have any legacy CCR disposal sites that were applicable to the new CCR rule.

FE or its subsidiaries have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of March 31, 2025, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $98 million have been accrued through March 31, 2025, of which approximately $69 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

U.S. v. Larry Householder, et al.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter as to FE. Under the DPA, FE agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA required that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, consisting of (x) $115 million paid by FE to the U.S. Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of the U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as expense in the second quarter of 2021 and paid in the third quarter of 2021. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office, including the aforementioned federal indictment against two former FirstEnergy senior officers. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information. On February 26, 2025, the U.S. Attorney’s Office filed a status report confirming these commitments.

Legal Proceedings Relating to U.S. v. Larry Householder, et al.

Certain FE stockholders and FirstEnergy customers also filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits is related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The plaintiffs in each of the below cases seek, among other things, to recover an unspecified amount of damages (unless otherwise noted). Unless otherwise indicated, no contingency has been reflected in FirstEnergy’s consolidated financial statements with respect to these lawsuits as a loss is neither probable, nor is a loss or range of a loss reasonably estimable.

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020, and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the U.S. Court of Appeals for the Sixth Circuit seeking to appeal that order; the Sixth Circuit granted FE’s petition on November 16, 2023, and heard oral argument on July 17, 2024. On November 30, 2023, FE filed a motion with the S.D. Ohio to stay all proceedings pending that circuit court appeal. Discovery was stayed during the pendency of that motion to stay all proceedings and on August 20, 2024, the S.D. Ohio denied FE’s motion and lifted the stay as to fact discovery. On July 29, 2024, FE filed in the U.S. Court of Appeals for the Sixth Circuit a Petition for Writ of Mandamus asking the Sixth Circuit to direct the district court to deny plaintiffs’ motion to compel disclosure of FE’s privileged internal investigation materials. On September 11, 2024, FE filed in the U.S. Court of Appeals for the Sixth Circuit a motion to stay discovery of the privileged internal investigation materials pending resolution of the Petition for Writ of Mandamus. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. and Brighthouse Funds II – MFS Value Portfolio, et al. v. FirstEnergy Corp., et al. (S.D. Ohio); on December 17, 2021 and February 21, 2022, purported stockholders of FE filed complaints against FE, certain current and former officers, and certain then-current and former officers of EH. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seek the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur losses in connection with the resolution of these lawsuits. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

The outcome of any of these lawsuits and audit is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ reputation, business, financial condition, results of operations, liquidity, and cash flows.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to the Registrants’ normal business operations pending against them or their subsidiaries. The loss or range of loss in these matters is not expected to be material to the Registrants. The other potentially material items not otherwise discussed above are described under Note 9, “Regulatory Matters” of the Combined Notes to Financial Statements of the Registrants.

The Registrants accrue legal liabilities only when it concludes that it is probable that it has an obligation for such costs and can reasonably estimate the amount of such costs. In cases where the Registrants determine that it is not probable, but reasonably possible that they have a material obligation, they disclose such obligations and the possible loss or range of loss if such estimate can be made. If it were ultimately determined that the Registrants have legal liability or are otherwise made subject to liability based on any of the matters referenced above, it could have a material adverse effect on the Registrants’ financial condition, results of operations, and cash flows.
NEW ACCOUNTING PRONOUNCEMENTS

See Note 1, "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants for a discussion of new accounting pronouncements.

JERSEY CENTRAL POWER & LIGHT COMPANY
MANAGEMENT’S NARRATIVE DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS

JCP&L is a wholly owned subsidiary of FE. JCP&L conducts business in New Jersey by providing regulated electric transmission and distribution services in northern, western and east central New Jersey. JCP&L procures electric supply to serve its BGS customers through a statewide auction process approved by the NJBPU. JCP&L is subject to regulation by the NJBPU and FERC.

JCP&L's reportable operating segments are comprised of the Distribution and Transmission segments.

The Distribution segment, representing $3.3 billion in rate base as of December 31, 2024, distributes electricity to approximately 1.2 million customers in New Jersey across its distribution footprint and procures electric supply to serve its BGS customers through a statewide auction process approved by the NJBPU. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs.

The Transmission segment includes transmission infrastructure owned and operated by JCP&L and used to transmit electricity, representing $1.4 billion in rate base as of December 31, 2024. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on JCP&L’s transmission facilities.

For additional information with respect to JCP&L, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: Executive Summary and Recent Developments, Regulatory Assets and Liabilities, Capital Resources and Liquidity, Guarantees and Other Assurances, Market Risk Information, Credit Risk, Outlook and New Accounting Pronouncements.

Summary of Results of Operations—First Quarter 2025 Compared with First Quarter 2024
Financial results for JCP&L's business segments for the three months ended March 31, 2025 and 2024, were as follows:

For the Three Months Ended March 31, 2025			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$548	$61	$(43)	$566

Operating Expenses:
Purchased power	298	—	—	298
Other operating expenses	174	14	(43)	145
Provision for depreciation	53	12	—	65
Deferral of regulatory assets, net	(22)	—	—	(22)
General taxes	6	—	—	6
Total operating expenses	509	26	(43)	492

Other Income (Expense):
Miscellaneous income, net	12	—	—	12
Interest expense - other	(22)	(7)	—	(29)
Interest expense - affiliates	(1)	—	—	(1)
Capitalized financing costs	3	6	—	9
Total other expense	(8)	(1)	—	(9)

Income taxes	7	9	—	16

Net Income	$24	$25	$—	$49

For the Three Months Ended March 31, 2024			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues:	$452	$52	$(38)	$466

Operating Expenses:
Purchased power	248	—	—	248
Other operating expenses	211	14	(38)	187
Provision for depreciation	50	11	—	61
Deferral of regulatory assets, net	(39)	—	—	(39)
General taxes	5	—	—	5
Total operating expenses	475	25	(38)	462

Other Income (Expense):
Miscellaneous income, net	11	—	—	11
Interest expense - other	(23)	(7)	—	(30)
Interest expense - affiliates	(4)	—	—	(4)
Capitalized financing costs	2	5	—	7
Total other income (expense)	(14)	(2)	—	(16)

Income taxes (benefits)	(11)	7	—	(4)

Net Income (loss)	$(26)	$18	$—	$(8)

Changes Between Three Months Ended March 31, 2025 and 2024 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$96	$9	$(5)	$100

Operating Expenses:
Purchased power	50	—	—	50
Other operating expenses	(37)	—	(5)	(42)
Provision for depreciation	3	1	—	4
Deferral of regulatory assets, net	17	—	—	17
General taxes	1	—	—	1
Total operating expenses	34	1	(5)	30

OPERATING INCOME	62	8	—	70

Other Income (Expense):
Miscellaneous income, net	1	—	—	1
Interest expense - other	1	—	—	1
Interest expense - affiliates	3	—	—	3
Capitalized financing costs	1	1	—	2
Total other income (expense)	6	1	—	7

Income taxes (benefits)	18	2	—	20

Net Income (Loss)	$50	$7	$—	$57

Distribution - Results of Operations

Net income increased $50 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to higher revenues from the implementation of the base rate case in February 2024, the absence of a $53 million charge in connection with the base rate case settlement agreement, as further discussed below, higher customer usage and demand, and regulated investment programs, partially offset by higher operating expenses.

Revenues

The $96 million increase in total revenues resulted from the following sources:

		For the Three Months Ended March 31,
Revenues by Type of Service	1	2025	2024	Increase / (Decrease)
		(In millions)
Distribution services		$266	$216	$50

Generation sales:
Retail		277	228	49
Wholesale		1	2	(1)
Total generation sales		278	230	48

Other		4	6	(2)
Total Revenues		$548	$452	$96

Distribution services revenue increased $50 million during the first quarter of 2025, as compared to the same period of 2024, primarily due to higher revenues from the implementation of the base rate case in February 2024, higher customer usage as a result of colder weather temperatures, higher weather-adjusted customer usage and demand, and higher rider revenues associated with certain regulated investment programs.

Generation sales revenues increased $48 million during the first quarter of 2025, as compared to the same period of 2024, primarily due to higher retail sales volumes and non-shopping generation auction rates. Retail generation sales have no material impact to earnings.

Operating Expenses

Total operating expenses increased by $34 million primarily due to:
◦Purchased power costs, which have no material impact to earnings, increased by $50 million during the first quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs and sales volumes.

◦Other operating expenses decreased $37 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to:
▪The absence of a $53 million pre-tax charge at JCP&L in the first quarter 2024 associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the base rate case settlement agreement, to be disallowed from future recovery; and
▪Lower storm restoration expenses of $5 million, which were deferred for future recovery.

The decrease was partially offset by:
▪Higher severance and related costs of $4 million associated with FirstEnergy’s organizational changes announced in the first quarter of 2025;
▪Higher uncollectible expenses of $4 million, which were deferred for future recovery; and
▪Higher energy efficiency and other state mandated program costs of $13 million, which were deferred for future recovery, resulting in no material impact to earnings.

◦Depreciation expense increased $3 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

◦Deferral of regulatory assets, net decreased $17 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to a $5 million decrease from lower deferral of storm related expenses, a $3 million net decrease from lower generation and transmission related deferrals, and $9 million related to net decreases in other deferrals.

Other Expenses

Total other expenses decreased $6 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to lower interest on short-term borrowings and higher capitalized interest.

Income Taxes

The distribution segment's effective tax rate for the three months ended March 31, 2025 and 2024, was 22.6% and 29.7%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit from AFUDC equity flow-through.

Transmission - Results of Operations

Net income increased $7 million in the first quarter of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated investment programs as further discussed below.

Revenues

Transmission revenue increased $9 million during the first quarter of 2025, as compared to the same period of 2024, primarily due to a higher rate base from regulated investments and recovery of higher transmission operating expenses.

Operating Expenses

Total operating expenses increased by $1 million during the first quarter of 2025, as compared to the same period of 2024, primarily due to higher depreciation expenses from a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses

Total other expenses decreased by $1 million during the first quarter of 2025, as compared to the same period of 2024, primarily due to higher capitalized financing costs.

Income Taxes

The transmission segment's effective tax rate for the three months ended March 31, 2025 and 2024, was 26.5% and 28.0%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit from AFUDC equity flow-through.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Information” in Item 2 above.
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of the Registrants, with the participation of their respective principal executive officer and principal financial officer, have established and evaluated the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive officers and principal financial officers of the Registrants have concluded that the disclosure controls and procedures in place were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 9, “Regulatory Matters,” and Note 10, “Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

You should carefully consider the FirstEnergy risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION.

Trading Arrangements

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.        EXHIBITS

Exhibit Number		Description

FirstEnergy
(A)(B)	10.1	Form of 2025-2027 Performance-Adjusted Restricted Stock Unit Award Agreement
(A)(B)	10.2	Form of 2025-2027 Time Based Restricted Stock Unit Award Agreement
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vii) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)

JCP&L
(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of Jersey Central Power & Light Company for the period ended , formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statements of Income and Comprehensive Income, (ii) Balance Sheets, (iii) Statements of Stockholders Equity, (iv) Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)

(A) Provided herein in electronic format as an exhibit.
(B) Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FirstEnergy and JCP&L have not filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of their respective total assets, but hereby agree to furnish to the SEC on request any such documents.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.
April 30, 2025

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

JERSEY CENTRAL POWER & LIGHT COMPANY
Registrant

/s/ Tracy M. Ashton
Tracy M. Ashton
Controller
(Principal Accounting Officer)