Form 10-Q
period 2025-06-30
FIRSTENERGY CORP; JERSEY CENTRAL POWER & LIGHT CO
filed 2025-07-30
CIK 1031296, 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

FirstEnergy Corp.	Yes	☐	No	☑
Jersey Central Power & Light Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

		OUTSTANDING
REGISTRANTS	CLASS	As of June 30, 2025
FirstEnergy Corp.	Common Stock, $0.10 par value	577,403,931
Jersey Central Power & Light Company	Common Stock, $10 par value	13,628,447, all held by FirstEnergy Corp.

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

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries, including JCP&L:

AE Supply	Allegheny Energy Supply Company, LLC, a wholly owned unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, a wholly owned generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE, and the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH and Valley Link
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a wholly owned transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
Penn	Pennsylvania Power Company, a former wholly owned Pennsylvania electric power company subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
Registrants	FE and JCP&L
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Transmission Companies	ATSI, MAIT, TrAIL and KATCo
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, Dominion High Voltage MidAtlantic, Inc., and Transource Energy, LLC, on November 24, 2024
WP	West Penn Power Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2026 Convertible Notes	FE's 4.00% convertible senior notes, due 2026
2029 Convertible Notes	FE’s 3.625% convertible senior notes, due 2029
2031 Convertible Notes	FE’s 3.875% convertible senior notes, due 2031
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
CAA	Clean Air Act
CCR	Coal Combustion Residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction Work in Progress
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DOE	U.S. Department of Energy
DPA	Deferred Prosecution Agreement entered into on July 21, 2021, between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSIC	Distribution System Improvement Charge
EDC	Electric Distribution Company
EEI	The Edison Electric Institute
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
EH	Energy Harbor Corp.
ELG	Effluent Limitation Guidelines
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program.
EnergizeNJ	JCP&L's second Infrastructure Investment Program
EPA	U.S. Environmental Protection Agency
EPS	Earnings per Share
ESP	Electric Security Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FE Board	FE Board of Directors
FE Revolving Facility	FE and the Electric Companies’ former five-year syndicated revolving credit facility, as amended, and replaced by the 2021 Credit Facilities on October 18, 2021

FERC	Federal Energy Regulatory Commission
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield will own 49.9% of FET
FIP	Federal Implementation Plan
Fitch	Fitch Ratings Service
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
HB 15	House Bill 15, as passed by Ohio's 136th General Assembly
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kV	Kilovolt
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
NCI	Noncontrolling Interest
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OBBBA	One Big Beautiful Bill Act of 2025, as signed into law on July 4, 2025
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO staff, and several other signatories
OPEB	Other Postemployment Benefits
OPIC	Other paid-in capital
OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies on January 1st, 2024
PJM	PJM Interconnection, LLC, an RTO serving the PJM Region
PJM Region	The territory that PJM coordinates the movement of electricity through, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.
PJM Tariff	PJM Open Access Transmission Tariff
PPA	Purchase Power Agreement
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RTEP	Regional Transmission Expansion Plan
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
S&P 500	Standard & Poor’s 500 index
S.D. Ohio	Federal District Court, Southern District of Ohio

SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEET	Significantly Excessive Earnings Test
Sixth Circuit	U.S. Court of Appeals for the Sixth Circuit
SIP	State Implementation Plan(s) under the CAA
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SPE	Special Purpose Entity
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
U.S.	United States
Valley Link LLCA	Amended and Restated Operating Agreement of Valley Link
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia
v

Forward-Looking Statements: This Form 10-Q includes forward-looking statements based on information currently available to the Registrants’ management and unless the context requires otherwise, references to “we,” “us,” “our” and “FirstEnergy” refer to the Registrants. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•The potential liabilities, increased costs and unanticipated developments resulting from government investigations and agreements, including those associated with compliance with or failure to comply with the DPA, and settlements with the OAG's office and the SEC;
•The risks and uncertainties associated with government investigations and audits regarding HB 6 and related matters, including potential adverse impacts on federal or state regulatory matters, including, but not limited to, matters relating to rates;
•The risks and uncertainties associated with litigation, arbitration, mediation and similar proceedings, particularly regarding HB 6 related matters;
•Changes in national and regional economic conditions, including recession, volatile interest rates, inflationary pressure, supply chain disruptions, higher fuel costs, and workforce impacts, affecting us and/or our customers and the vendors with which we do business;
•Variations in weather, such as mild seasonal weather variations and severe weather conditions (including events caused, or exacerbated, by climate change, such as wildfires, hurricanes, flooding, droughts, high wind events and extreme heat events) and other natural disasters, which may result in increased storm restoration expenses or material liability and negatively affect future operating results;
•The potential liabilities and increased costs arising from regulatory actions or outcomes in response to severe weather conditions and other natural disasters;
•Legislative and regulatory developments, and executive orders, including, but not limited to, matters related to rates, energy regulatory policies, compliance and enforcement activity, cyber security, climate change, and equity and inclusion;
•The ability to access the public securities and other capital and credit markets in accordance with our financial plans, the cost of such capital and overall condition of the capital and credit markets affecting us, including the increasing number of financial institutions evaluating the impact of climate change on their investment decisions, and the loss of FE’s status as a well-known seasoned issuer;
•The risks associated with physical attacks, such as acts of war, terrorism, sabotage or other acts of violence, and cyber-attacks and other disruptions to our, or our vendors’, information technology system, which may compromise our operations, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information. The ability to accomplish or realize anticipated benefits through establishing a culture of continuous improvement and our other strategic and financial goals, including, but not limited to, executing Energize365, our transmission and distribution investment plan, executing on our rate filing strategy, controlling costs, improving credit metrics, maintaining investment grade ratings, strengthening our balance sheet and growing earnings;
•Changing market conditions affecting the measurement of certain liabilities and the value of assets held in our pension trusts may negatively impact our forecasted growth rate, results of operations and may also cause it to make contributions to its pension sooner or in amounts that are larger than currently anticipated;
•Changes in assumptions regarding factors such as economic conditions within our territories, the reliability of our transmission and distribution system, our generation resource planning in West Virginia, or the availability of capital or other resources supporting identified transmission and distribution investment opportunities;
•Human capital management challenges, including among other things, attracting and retaining appropriately trained and qualified employees, and labor disruptions by our unionized workforce;
•Mitigating exposure for remedial activities associated with retired and formerly owned electric generation assets, including those sites impacted by the legacy CCR rules that were finalized during 2024, and the EPA’s reconsideration of such rule;
•Changes to environmental laws and regulations, including, but not limited to, federal and state rules related to climate change, and potential changes to such laws and regulations;
•Changes in customers’ demand for power, including, but not limited to, economic conditions, the impact of climate change, and emerging technology, particularly with respect to electrification, energy storage and distributed sources of generation;
•Future actions taken by credit rating agencies that could negatively affect either our access to or terms of financing or our financial condition and liquidity;
•The potential of non-compliance with debt covenants in our credit facilities;
•The ability to comply with applicable reliability standards and energy efficiency and peak demand reduction mandates;
•Changes to significant accounting policies;
•Any changes in tax laws or regulations, including, but not limited to, the IRA, the OBBBA, or adverse tax audit results or rulings and potential changes to such laws and regulations;

•The ability to meet our publicly-disclosed goals relating to climate-related matters, opportunities, improvements, and efficiencies, including FirstEnergy’s GHG reduction goals; and
•The risks and other factors discussed from time to time in our SEC filings.

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

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024

REVENUES:
Distribution services and retail generation	$2,698	$2,617	$5,779	$5,312
Transmission	562	579	1,148	1,094
Other	120	84	218	161
Total revenues(1)	3,380	3,280	7,145	6,567

OPERATING EXPENSES:
Fuel	168	128	317	233
Purchased power	953	877	2,041	1,913
Other operating expenses	995	1,170	2,029	2,176
Provision for depreciation	415	397	826	778
Deferral of regulatory assets, net	(99)	(8)	(109)	(172)
General taxes	302	293	641	604
Total operating expenses	2,734	2,857	5,745	5,532

OPERATING INCOME	646	423	1,400	1,035

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 6)	(24)	(85)	(24)	(85)
Equity method investment earnings, net (Note 1)	—	22	—	43
Miscellaneous income, net	41	59	77	103
Interest expense	(299)	(285)	(587)	(590)
Capitalized financing costs	42	29	80	59
Total other expense	(240)	(260)	(454)	(470)

INCOME BEFORE INCOME TAXES	406	163	946	565

INCOME TAXES	88	65	214	200

NET INCOME	$318	$98	$732	$365

Income attributable to noncontrolling interest	50	53	104	67

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$268	$45	$628	$298

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3):
Basic	$0.46	$0.08	$1.09	$0.52
Diluted	$0.46	$0.08	$1.09	$0.52

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	577	575	577	575
Diluted	578	576	578	576

(1) Includes excise and gross receipts tax collections of $100 million and $98 million during the three months ended June 30, 2025 and 2024, respectively, and $223 million and $213 million during the six months ended June 30, 2025 and 2024, respectively.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

NET INCOME	$318	$98	732	365

OTHER COMPREHENSIVE INCOME:
Amortized losses on derivative hedges	—	4	—	4
Other comprehensive income	—	4	—	4
Income taxes on other comprehensive income	—	1	—	1
Other comprehensive income, net of tax	—	3	—	3

COMPREHENSIVE INCOME	$318	$101	$732	$368

Income attributable to noncontrolling interest	50	53	104	67

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$268	$48	$628	$301

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$569	$111
Restricted cash	45	43
Receivables-
Customers	1,647	1,585
Less — Allowance for uncollectible customer receivables	50	55
	1,597	1,530
Other, net of allowance for uncollectible accounts of $10 in 2025 and $6 in 2024	291	303
Materials and supplies, at average cost	595	549
Prepaid taxes and other	372	240
	3,469	2,776
PROPERTY, PLANT AND EQUIPMENT:
In service	54,344	52,896
Less — Accumulated provision for depreciation	15,003	14,548
	39,341	38,348
Construction work in progress	3,324	2,754
	42,665	41,102

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	668	652
Regulatory assets	765	617
Other	1,045	1,279
	8,096	8,166
TOTAL ASSETS	$54,230	$52,044

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$1,672	$977
Short-term borrowings	400	550
Accounts payable	1,826	1,575
Accrued interest	303	269
Accrued taxes	683	727
Accrued compensation and benefits	271	205
Customer deposits	241	233
Dividends payable	—	245
Other	251	216
	5,647	4,997
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	23,746	22,496
Accumulated deferred income taxes	5,830	5,613
Retirement benefits	1,697	1,698
Regulatory liabilities	1,013	995
Other	2,126	2,525
	34,412	33,327
TOTAL LIABILITIES	40,059	38,324

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 577,403,931 and 576,612,245 shares outstanding as of June 30, 2025 and December 31, 2024, respectively.	58	58
Other paid-in capital	12,393	12,368
Accumulated other comprehensive loss	(14)	(14)
Retained earnings	414	43
Total common stockholders’ equity	12,851	12,455
Noncontrolling interest	1,320	1,265
TOTAL EQUITY	14,171	13,720

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10)

TOTAL LIABILITIES AND EQUITY	$54,230	$52,044

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six Months Ended June 30, 2025
	Common stock		OPIC	AOCI	Retained earnings (Accumulated deficit)	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2025	577	$58	$12,368	$(14)	$43	$12,455	$1,265	$13,720
Net income	—	—	—	—	360	360	54	414
Stock Investment Plan and share-based benefit plans	—	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.445 per share in March)	—	—	—	—	(257)	(257)	—	(257)
Noncontrolling interest distributions declared	—	—	—	—	—	—	(24)	(24)
Balance, March 31, 2025	577	$58	$12,377	$(14)	$146	$12,567	$1,295	$13,862
Net income	—	—	—	—	268	268	50	318
Stock Investment Plan and share-based benefit plans	—	—	16		—	16	—	16
Noncontrolling interest distributions declared	—	—	—	—	—	—	(25)	(25)
Balance, June 30, 2025	577	$58	$12,393	$(14)	$414	$12,851	$1,320	$14,171

	Six Months Ended June 30, 2024
	Common stock		OPIC	AOCI	Accumulated deficit	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2024	574	$57	$10,494	$(17)	$(97)	$10,437	$479	$10,916
Net income	—	—	—	—	253	253	14	267
Stock Investment Plan and share-based benefit plans	2	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.425 per share in March)	—	—	(88)	—	(156)	(244)	—	(244)
FET Equity Interest Sale	—	—	1,942	—	—	1,942	731	2,673
Noncontrolling interest distributions declared	—	—	—	—	—	—	(8)	(8)
Balance, March 31, 2024	576	$57	$12,357	$(17)	$—	$12,397	$1,216	$13,613
Net income	—	—	—		45	45	53	98
Other comprehensive income, net of tax	—	—	—	3	—	3	—	3
Stock Investment Plan and share-based benefit plans	—	1	20	—	—	21	—	21
Noncontrolling interest distributions declared	—	—	—	—	—	—	(7)	(7)
Other	—	—	8	—	—	8	(8)	—
Balance, June 30, 2024	576	58	12,385	(14)	45	12,474	1,254	13,728

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$732	$365
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	756	763
Charges associated with changes in ARO	(3)	207
Deferred income taxes and investment tax credits, net	156	165
Employee benefit costs, net	—	(13)
Transmission revenue collections, net	103	28
Changes in current assets and liabilities-
Receivables	(55)	(216)
Materials and supplies	(46)	(24)
Prepaid taxes and other current assets	(129)	(155)
Accounts payable	278	119
Accrued taxes	(38)	(111)
Accrued interest	34	(8)
Accrued compensation and benefits	13	(159)
Other current liabilities	(50)	49
Collateral, net	22	91
Employee benefit plan funding and related payments	(24)	(31)
Other	(30)	2
Net cash provided from operating activities	1,719	1,072

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(2,223)	(1,732)
Sales of investment securities held in trusts	30	17
Purchases of investment securities held in trusts	(36)	(24)
Asset removal costs	(167)	(135)
Other	(18)	(2)
Net cash used for investing activities	(2,414)	(1,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	4,125	400
Short-term borrowings, net	—	20
Redemptions and repayments-
Long-term debt	(2,155)	(1,386)
Short-term borrowings, net	(150)	—
Proceeds from FET Equity Interest Sale	—	2,300
Noncontrolling interest cash distributions	(49)	(15)
Common stock dividend payments	(502)	(480)
Debt issuance and redemption costs, and other	(114)	(111)
Net cash provided from financing activities	1,155	728

Net change in cash, cash equivalents, and restricted cash	460	(76)
Cash, cash equivalents, and restricted cash at beginning of period	154	179
Cash, cash equivalents, and restricted cash at end of period	$614	$103

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$325	$230
McElroy Run Transfer	$99	$—

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2025	2024	2025	2024

REVENUES	$592	$557	$1,158	$1,023

OPERATING EXPENSES:
Purchased power	303	266	601	514
Other operating expenses(1)	133	158	278	345
Provision for depreciation	65	62	130	123
Deferral of regulatory assets, net	(14)	(34)	(36)	(73)
General taxes	6	6	12	11
Total operating expenses	493	458	985	920

OPERATING INCOME	99	99	173	103

OTHER INCOME (EXPENSE):
Miscellaneous income, net	11	1	23	12
Interest expense - other	(30)	(22)	(59)	(52)
Interest expense - affiliates	(2)	(6)	(3)	(10)
Capitalized financing costs	10	6	19	13
Total other expense	(11)	(21)	(20)	(37)

INCOME BEFORE INCOME TAXES	88	78	153	66

INCOME TAXES	22	21	38	17

NET INCOME	$66	$57	$115	$49

COMPREHENSIVE INCOME	$66	$57	$115	$49

(1) Includes affiliated operating expenses of $26 million and $28 million for the three months ended June 30, 2025 and 2024, respectively, and $59 million and $57 million for the six months ended June 30, 2025 and 2024, respectively.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Receivables -
Customers	$332	$284
Less — Allowance for uncollectible customer receivables	5	6
	327	278
Affiliated companies	8	44
Other	27	28
Prepaid taxes and other	93	29
	455	379
PROPERTY, PLANT AND EQUIPMENT:
In service	8,940	8,697
Less — Accumulated provision for depreciation	2,434	2,409
	6,506	6,288
Construction work in progress	726	620
	7,232	6,908
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	1,811	1,811
Investments	285	282
Regulatory assets	354	265
Prepaid OPEB costs	223	215
Other	90	67
	2,763	2,640
TOTAL ASSETS	$10,450	$9,927

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$652	$1
Short-term borrowings -
Affiliated companies	257	22
Accounts payable -
Affiliated companies	46	1
Other	256	176
Accrued compensation and benefits	32	33
Customer deposits	34	34
Accrued taxes	23	21
Accrued interest	41	23
Other	27	34
	1,368	345
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	1,687	2,339
Accumulated deferred income taxes, net	1,257	1,196
Nuclear fuel disposal costs	240	235
Retirement benefits	67	71
Other	766	764
	4,017	4,605
TOTAL LIABILITIES	5,385	4,950

COMMON STOCKHOLDER'S EQUITY:
Common stock, $10 par value, authorized 16,000,000 shares - 13,628,447 shares outstanding	136	136
Other paid-in capital	3,526	3,523
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,407	1,322
TOTAL COMMON STOCKHOLDER’S EQUITY	5,065	4,977

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10)

TOTAL LIABILITIES AND COMMON STOCKHOLDER’S EQUITY	$10,450	$9,927

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Six Months Ended June 30, 2025
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Stockholder's Equity
Balance, January 1, 2025	13,628,447	$136	$3,523	$(4)	$1,322	$4,977
Net income					49	49
Stock-based compensation(1)			2			2
Common stock dividends declared					(30)	(30)
Balance, March 31, 2025	13,628,447	$136	$3,525	$(4)	$1,341	$4,998
Net income					66	66
Stock-based compensation(1)			1			1
Balance, June 30, 2025	13,628,447	$136	$3,526	$(4)	$1,407	$5,065

	Six Months Ended June 30, 2024
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Stockholder's Equity
Balance, January 1, 2024	13,628,447	$136	$2,777	$(5)	$1,224	$4,132
Net loss					(8)	(8)
Stock-based compensation(1)			2			2
Equity contribution from parent			140			140
Balance, March 31, 2024	13,628,447	$136	$2,919	$(5)	$1,216	$4,266
Net income					57	57
Stock-based compensation (1)			1			1
Equity contribution from parent			600			600
Balance, June 30, 2024	13,628,447	$136	$3,520	$(5)	$1,273	$4,924

(1) In the form of FE common equity granted to certain JCP&L employees.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115	$49
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	94	108
Transmission revenue collections, net	14	5
Deferred income taxes and investment tax credits, net	53	77
Spent nuclear fuel disposal trust income	6	6
Employee benefit costs, net	(12)	(13)
Changes in current assets and liabilities-
Receivables	(12)	(71)
Prepaid taxes and other current assets	(63)	(49)
Accounts payable	129	75
Accrued taxes	2	(2)
Accrued interest	18	(6)
Accrued compensation and benefits	(3)	(10)
Other current liabilities	(16)	(13)
Collateral, net	9	33
Employee benefit plan funding and related payments	—	(8)
Other	(8)	(17)
Net cash provided from operating activities	326	164

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(477)	(387)
Sales of investment securities held in trusts	30	17
Purchases of investment securities held in trusts	(36)	(24)
Asset removal costs	(33)	(27)
Other	(11)	—
Net cash used for investing activities	(527)	(421)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Short-term borrowings - affiliated companies, net	235	68
Redemptions and repayments-
Long-term debt	—	(500)
Short-term borrowings - other, net	—	(50)
Equity contribution from parent	—	740
Common stock dividend payments	(30)	—
Other	(4)	(1)
Net cash provided from financing activities	201	257

Net change in cash, cash equivalents, and restricted cash	—	—
Cash, cash equivalents, and restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions
Accrued capital investments	$78	$65

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

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s electric operating companies comprise one of the nation’s largest investor-owned electric systems, serving over 6 million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include more than 24,000 miles of lines and two regional transmission operation centers. As of June 30, 2025, AGC and MP control 3,610 MWs of net maximum generation capacity.
In addition, FE holds all of the outstanding equity of other direct subsidiaries including FEV, which held as of June 30, 2025 a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations. On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million, which approximates the book value of the investment as of June 30, 2025.
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
On July 26, 2024, FE, VEPCO and Transource Energy, LLC, a subsidiary of AEP, entered into a joint proposal agreement in connection with PJM’s 2024 Regional Transmission Expansion Plan Open Window 1 process. Pursuant to such joint proposal agreement, FET, VEPCO and Transource Energy, LLC jointly proposed certain regional electric transmission projects for PJM's consideration during the Open Window process. On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 26, 2025, PJM selected certain of the joint proposed projects, which included approximately $3 billion in investments for Valley Link to both build new and upgrade existing transmission infrastructure. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 14, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and open rate design matters are being addressed in confidential settlement negotiations.
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

Basis of Presentation

The Registrants follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC, and, as applicable, the PUCO, the PPUC, the MDPSC, the NYPSC, the WVPSC, the VSCC and the NJBPU. The accompanying interim financial statements as of June 30, 2025, and the three and six months ended June 30, 2025 and 2024 are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The balance sheets, as of December 31, 2024, were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

The Registrants have evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued. These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with FirstEnergy’s audited financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025, and JCP&L’s Form S-4 filed with the SEC on April 1, 2025.

The Registrants consolidate all majority-owned subsidiaries over which they exercise control and, when applicable, entities for which they have a controlling financial interest. Intercompany transactions and balances are eliminated in consolidation as appropriate and permitted pursuant to GAAP. The Registrants consolidate a variable interest entity when it is determined that it is the primary beneficiary. Investments in affiliates over which the Registrants have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported as an investment on the Balance Sheets and the percentage of ownership share of the entity’s earnings is reported in the Statements of Income.

During the second quarter of 2025, the Registrants identified certain corporate support operating expenses recognized in 2024 that should have been capitalized as CWIP or property, plant and equipment. As a result, in the second quarter of 2025, FirstEnergy recognized a $21 million ($4 million at JCP&L) net increase to income before income taxes. This adjustment was immaterial to the Registrants’ 2025 and prior period financial statements.

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
Capitalized Financing Costs
FirstEnergy - For the three months ended June 30, 2025 and 2024, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $24 million and $13 million, respectively, of allowance for equity funds used during construction and $18 million and $16 million, respectively, of capitalized interest.
For the six months ended June 30, 2025 and 2024, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $46 million and $26 million, respectively, of allowance for equity funds used during construction and $34 million and $33 million, respectively, of capitalized interest.
JCP&L - For the three months ended June 30, 2025 and 2024, capitalized financing costs on JCP&L’s Statements of Income and Comprehensive Income include $7 million and $1 million, respectively, of allowance for equity funds used during construction and $3 million and $5 million, respectively, of capitalized interest.
For the six months ended June 30, 2025 and 2024, capitalized financing costs on JCP&L’s Statements of Income and Comprehensive Income include $13 million and $2 million, respectively, of allowance for equity funds used during construction and $6 million and $11 million, respectively, of capitalized interest.

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
Equity Method Investments

Investments over which the Registrants have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported in “Investments” on the Balance Sheets. The percentage of ownership share of the entity’s earnings is reported in the FirstEnergy Statement of Income and reflected in “Other income (expense)”.
Equity method investments, which are included within "Investments" on the FirstEnergy Consolidated Balance Sheets, were approximately $85 million and $84 million as of June 30, 2025, and December 31, 2024, respectively. JCP&L did not have any equity method investments as of June 30, 2025, or December 31, 2024.
Global Holding - As of June 30, 2025, FEV held a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations with coal sales primarily focused on international markets. FEV is not the primary beneficiary of the joint venture, as it does not have control over the significant activities affecting the joint venture’s economic performance. FEV's ownership interest is subject to the equity method of accounting. For the three and six months ended June 30, 2024, pre-tax income related to FEV’s ownership in Global Holding was $21 million and $42 million, respectively. FEV’s pre-tax equity earnings and investment in Global Holding are included in Corporate/Other for segment reporting. As of June 30, 2025 and December 31, 2024, the carrying value of the equity method investment was $47.5 million and $45 million, respectively.

On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million, which approximates the book value of the investment as of June 30, 2025.
Valley Link - On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 21, 2025, FET, Dominion HV and Transource entered into the Valley Link LLCA, which amended and restated a provisional operating agreement among the members entered into in November 2024. The Valley Link LLCA establishes the general framework for managing Valley Link, which was formed by FET, Dominion HV, and Transource to accept, design, develop, construct, own, operate and finance the transmission projects awarded by PJM to Valley Link on February 26, 2025, in response to the PJM 2024 Regional Transmission Expansion Plan Long-Term Proposal Window #1. This general framework includes the relationship among the members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain the transmission projects awarded by PJM. As of February 21, 2025, the relative ownership interests of the members are FET (34%), Dominion HV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. As of June 30, 2025, and December 31, 2024, there were no investment balances recorded on FirstEnergy’s Consolidated Balance Sheets.

On February 26, 2025, PJM awarded two electric transmission projects to Valley Link, including the construction of (i) approximately 260 miles of 765-kilovolt (kV) transmission line and two substations between Putnam County, West Virginia and Frederick County, Maryland; (ii) approximately 155 miles of 765-kV transmission line and a substation between Campbell County, Virginia and Fauquier County, Virginia; and (iii) a new substation in Caroline County, Virginia. The total cost of these projects is estimated to be approximately $3.0 billion with FET’s estimated share will be approximately $1.02 billion.
PATH WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland, which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of June 30, 2025 and December 31, 2024, the carrying value of the equity method investment was $17 million.
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

The following represents a disaggregation of FirstEnergy’s revenue from contracts with customers for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Distribution
Retail generation and distribution services:
Residential	$1,043	$1,054	$2,352	$2,238
Commercial	409	384	824	758
Industrial	162	153	314	299
Other	18	18	37	38
Wholesale	3	1	4	2
Other revenue from contracts with customers	20	19	37	40
Total revenues from contracts with customers	1,655	1,629	3,568	3,375
Other revenue unrelated to contracts with customers	20	19	43	40
Total Distribution	$1,675	$1,648	$3,611	$3,415

Integrated
Retail generation and distribution services:
Residential	$598	$578	$1,306	$1,152
Commercial	307	276	625	528
Industrial	152	147	303	285
Other	9	7	18	14
Wholesale	78	38	125	68
Transmission	111	116	211	197
Other revenue from contracts with customers	4	8	5	13
Total revenues from contracts with customers	1,259	1,170	2,593	2,257
Other revenue unrelated to contracts with customers	2	8	17	16
Total Integrated	$1,261	$1,178	$2,610	$2,273

Stand-Alone Transmission
ATSI	$256	$261	$518	$504
TrAIL	61	71	131	138
MAIT	113	110	244	214
KATCo	21	23	44	43
Other	—	(2)	—	(2)
Total revenues from contracts with customers	451	463	937	897
Other revenue unrelated to contracts with customers	5	5	10	9
Total Stand-Alone Transmission	$456	$468	$947	$906

Corporate/Other, Eliminations and Reconciling Adjustments (1)
Wholesale	$4	$1	$8	$4
Eliminations and reconciling adjustments	(16)	(15)	(31)	(31)
Total Corporate/Other, Eliminations and Reconciling Adjustments	$(12)	$(14)	$(23)	$(27)

FirstEnergy Total Revenues	$3,380	$3,280	$7,145	$6,567
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

The following table represents a disaggregation of JCP&L’s revenue from contracts with customers for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Distribution
Retail generation and distribution services:
Residential	$369	$349	$712	$635
Commercial	175	153	350	290
Industrial	18	17	38	34
Other	6	5	11	9
Wholesale	—	—	1	2
Other revenue from contracts with customers	4	4	7	9
Total revenues from contracts with customers	572	528	1,119	979
Other revenue unrelated to contracts with customers	1	1	2	2
Total Distribution Segment Revenue	$573	$529	$1,121	$981

Transmission
Total Transmission Segment Revenue	$63	$66	$124	$118

Reconciling Adjustments(1)
Retail generation and distribution services	$(44)	$(38)	$(87)	$(76)

JCP&L Total Revenues	$592	$557	$1,158	$1,023
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers. Billed and unbilled customer receivables as of June 30, 2025, and December 31, 2024, are included below:

Customer Receivables - FirstEnergy	June 30, 2025	December 31, 2024
	(In millions)
Billed	$848	$867
Unbilled	799	718
	1,647	1,585
Less: Uncollectible Reserve	50	55
Total FirstEnergy Customer Receivables	$1,597	$1,530

Customer Receivables - JCP&L	June 30, 2025	December 31, 2024
	(In millions)
Billed	$161	$166
Unbilled	171	118
	332	284
Less: Uncollectible Reserve	5	6
Total JCP&L Customer Receivables	$327	$278
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

The Registrants review allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Electric Companies are able to utilize to ensure payment. The Registrants’ uncollectible risk on PJM receivables, resulting from transmission and wholesale sales, is minimal due to the nature of PJM’s settlement process and as a result there is no current allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the six months ended June 30, 2025, and for the year ended December 31, 2024 are as follows:

	FirstEnergy	JCP&L

	(In millions)
Balance, January 1, 2024	$64	$9
Provision for expected credit losses(1)(2)	73	5
Charged to other accounts(3)	39	4
Write-offs	(121)	(12)
Balance, December 31, 2024	$55	$6
Provision for expected credit losses(1)(2)	44	2
Charged to other accounts(3)	18	2
Write-offs	(67)	(5)
Balance, June 30, 2025	$50	$5
(1) Approximately $15 million and $17 million of which was deferred for future recovery for FirstEnergy in the six months ended June 30, 2025, and the year ended December 31, 2024, respectively.
(2) Approximately $2 million and $5 million of which was deferred for future recovery for JCP&L in the six months ended June 30, 2025, and the year ended December 31, 2024, respectively.
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

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards and convertible securities. The dilutive effect of outstanding share-based awards was computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period. The dilutive effect of the 2026 Convertible Notes, 2029 Convertible Notes and the 2031 Convertible Notes are computed using the if-converted method.

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of Basic and Diluted EPS	2025	2024	2025	2024

(In millions, except per share amounts)

Earnings Attributable to FE	$268	$45	$628	$298

Share count information:
Weighted average number of basic shares outstanding	577	575	577	575
Assumed exercise of dilutive share-based awards	1	1	1	1
Weighted average number of diluted shares outstanding	578	576	578	576

EPS Attributable to FE:
Basic EPS	$0.46	$0.08	$1.09	$0.52

Diluted EPS	$0.46	$0.08	$1.09	$0.52

For the three and six months ended June 30, 2025 and 2024, no shares from awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

The dilutive effect of the convertible notes is limited to the conversion obligation in excess of the aggregate principal amount of the convertible notes being converted. For the three and six months ended June 30, 2025 and 2024, there was no dilutive effect resulting from the outstanding convertible notes as the average market price of FE shares of common stock was below the initial conversion price of $47.78 per share for the 2029 and 2031 Convertible Notes, and $46.81 per share for the 2026 Convertible Notes. See Note 6, "Fair Value Measurements," of the Combined Notes to Financial Statements of the Registrants for additional information on the convertible notes.
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
In January 2025, FirstEnergy executed a lift-out transaction with MetLife, which transferred approximately $640 million of plan assets and $652 million of plan obligations, associated with approximately 2,000 former competitive generation employees, who will assume future and full responsibility to fund and administer their benefit payments. There was no change to the pension benefits for any participant as a result of the transfer, and the transaction was funded by pension plan assets. FirstEnergy believes that this lift-out transaction, in addition to the lift-out in 2023, further de-risked potential volatility with the pension plan assets and liabilities, and will continue to evaluate other lift-outs in the future based on market and other conditions. Due to the timing of the lift-out transaction and its proximity to the 2024 annual remeasurement, FirstEnergy elected a practical expedient and did not remeasure pension plan assets and obligations when the lift-out occurred in January 2025.
FirstEnergy cash flows from operating activities for the six months ended June 30, 2025 and 2024, includes approximately $24 million and $31 million, respectively, of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.
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

The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

FirstEnergy Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended June 30,	2025	2024	2025	2024
	(In millions)
Service costs	$32	$35	$—	$—
Interest costs	94	100	5	5
Expected return on plan assets	(115)	(132)	(9)	(9)
Amortization of prior service costs (credits)	—	—	—	—
Net periodic benefit costs (credits)	$11	$3	$(4)	$(4)
Net periodic benefit credits, net of amounts capitalized	$(7)	$(15)	$(5)	$(3)

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Six Months Ended June 30,	2025	2024	2025	2024
	(In millions)
Service costs	$65	$70	$1	$1
Interest costs	187	199	10	10
Expected return on plan assets	(230)	(265)	(19)	(17)
Amortization of prior service costs (credit)	—	1	—	(1)
Net periodic benefit costs (credits)	22	5	(8)	(7)
Net periodic benefit costs (credits), net of amounts capitalized	$(13)	$(30)	$(9)	$(7)

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

JCP&L cash flows from operating activities for the six months ended June 30, 2024, includes approximately $8 million of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.

JCP&L’s net periodic benefit costs (credits) for pension and OPEB were as follows:

	Pension		OPEB
(In millions)	2025	2024	2025	2024
For the Three Months Ended June 30,
JCP&L's share of net periodic benefit credits (1)	$(1)	$(1)	$(3)	$(3)
Allocated net periodic benefit costs from affiliates (1) (2)	$3	$2	$—	$—

For the Six Months Ended June 30,
JCP&L's share of net periodic benefit credits(1)	$(2)	$(2)	$(7)	$(6)
Allocated net periodic benefit costs from affiliates(1) (2)	$5	$4	$—	$—
(1) Includes amounts capitalized
(2) In addition to the net periodic benefit costs for its current and former employees and retirees, JCP&L is also allocated pension and OPEB net periodic benefit costs and credits from its affiliates, primarily FESC.
5. INCOME TAXES
The disclosures in this note apply to both Registrants, unless indicated otherwise.

The Registrants’ interim effective income tax rates reflect the estimated annual effective income tax rates for 2025 and 2024. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items.

The following table reconciles the FirstEnergy effective income tax rate to the federal income tax statutory rate for the three and six months ended June 30, 2025 and 2024:

FirstEnergy	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Income before income taxes	$406	$163	$946	$565
Federal income tax expense at the 21% statutory rate	$85	$34	$199	$119
Increases (reductions) in tax expense resulting from:
State and municipal income taxes, net of federal tax benefit	25	21	56	43
AFUDC equity and other flow-through	(10)	(8)	(19)	(16)
Taxes related to the combined sale of 49.9% of the equity interests of FET	—	—	—	7
Tax on distributions from FET	4	4	8	9
Excess deferred tax amortization	(13)	(13)	(25)	(26)
Nondeductible SEC and OAG settlements	—	27	—	27
Valuation allowances	—	(3)	—	36
Other, net	(3)	3	(5)	1
Total income taxes	$88	$65	$214	$200
Effective income tax rate	21.7%	39.9%	22.6%	35.4%

The following table reconciles the JCP&L effective income tax rate to the federal income tax statutory rate for the three and six months ended June 30, 2025 and 2024:

JCP&L	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Income before income taxes	$88	$78	$153	$66
Federal income tax expense at the 21% statutory rate	$18	$16	$32	$14
Increases (reductions) in tax expense resulting from:
State income taxes, net of federal tax benefit	6	6	11	5
AFUDC equity and other flow-through	(2)	—	(3)	—
Excess deferred tax amortization	(1)	(1)	(2)	(3)
Other, net	1	—	—	1
Total income taxes	$22	$21	$38	$17
Effective income tax rate	25.0%	26.9%	24.8%	25.8%

On July 4, 2025, President Trump signed into law the OBBBA, which, among other things, makes permanent certain corporate tax incentives that were set to expire in the TCJA, and terminates tax credits for most wind and solar projects placed in service after 2027. Because many of the provisions of the TCJA will be continued under the OBBBA, and as FirstEnergy is not materially impacted by tax incentives associated with wind and solar projects, FirstEnergy does not expect to be materially impacted by the OBBBA.

The OBBBA does not significantly change corporate AMT requirements previously enacted in the IRA and, therefore, FirstEnergy continues to believe that it is more likely than not it will be subject to corporate AMT; however, the future issuance of the U.S. Treasury’s final AMT regulations as well as additional future federal tax legislation or presidential executive orders could significantly change FirstEnergy’s AMT estimates or its conclusions as to whether it is an AMT payer. JCP&L is party to an intercompany income tax allocation agreement with FirstEnergy and, accordingly, may be allocated a share of any corporate AMT paid by the FirstEnergy consolidated tax group. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

On March 25, 2024, FirstEnergy closed on the FET Equity Interest Sale realizing an approximate $7 billion tax gain from the combined sale of 49.9% of the equity interests of FET for consideration received and recapture of negative tax basis in FET. As of December 31, 2023, FirstEnergy had approximately $8.1 billion of gross federal NOL carryforwards available to offset a majority of the tax gain and taxable income in 2024. Due to certain limitations on NOL utilization enacted in the TCJA, approximately $1.6 billion NOL is carrying forward into 2025 and possibly beyond. In the first quarter of 2024, FirstEnergy recognized a net tax charge of approximately $46 million, comprised of updates to estimated deferred tax liability for the deferred gain from the 19.9% FET equity interest sale in May 2022, deferred tax liability related to its ongoing investment in FET, and valuation allowance associated with the expected utilization of certain state NOL carryforwards impacted by the sale and the PA consolidation, and recognized a reduction to OPIC of approximately $803 million for federal and state income tax associated with the tax gain from closing on the FET Equity Interest Sale.
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

The Registrants primarily apply the market approach for recurring fair value measurements using the best information available. Accordingly, the Registrants maximize the use of observable inputs and minimize the use of unobservable inputs. There were no changes in valuation methodologies used as of June 30, 2025, from those used as of December 31, 2024. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following table sets forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	June 30, 2025				December 31, 2024
FirstEnergy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$8	$8	$—	$—	$7	$7
Equity securities	2	—	—	2	2	—	—	2
Debt securities(2)	—	276	—	276	—	276	—	276
Cash, cash equivalents and restricted cash(3)	614	—	—	614	154	—	—	154
Other(4)	—	52	—	52	—	45	—	45
Total assets	$616	$328	$8	$952	$156	$321	$7	$484

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(7)	$(7)	$—	$—	$—	$—
Total liabilities	$—	$—	$(7)	$(7)	$—	$—	$—	$—

Net assets	$616	$328	$1	$945	$156	$321	$7	$484
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Related to JCP&L’s investments held in the spent nuclear fuel disposal trusts, see below.
(2) Restricted cash of $45 million and $43 million as of June 30, 2025, and December 31, 2024, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
(4) Primarily consists of short-term investments, of which $9 million and $6 million as of June 30, 2025, and December 31, 2024, respectively, are held by JCP&L.

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of June 30, 2025, and December 31, 2024:

	June 30, 2025(1)				December 31, 2024(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$299	$—	$(23)	$276	$299	$—	$(23)	$276
(1) Excludes short-term cash investments of $9 million as of June 30, 2025.
(2) Excludes short-term cash investments of $6 million as of December 31, 2024.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and six months ended June 30, 2025 and 2024, were as follows for the Registrants:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Sale proceeds	$3	4	$30	$17
Realized gains	—	—	—	—
Realized losses	(1)	(1)	(3)	(2)
Interest and dividend income	3	3	6	6

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Earnings and losses associated with corporate-owned life insurance policies and equity method investments are reflected in “Miscellaneous Income, net” line on FirstEnergy’s Consolidated Statements of Income. Other investments were $383 million and $370 million as of June 30, 2025, and December 31, 2024, respectively, and are excluded from the amounts reported above. See Note 1, "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants for additional information on FirstEnergy's equity method investments.

For the three months ended June 30, 2025 and 2024, pre-tax income related to corporate-owned life insurance policies was $7 million and $1 million, respectively, and $9 and $10 million for the six months ended June 30, 2025 and 2024. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as “Short-term borrowings” on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, the Registrants believe that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of June 30, 2025, and December 31, 2024:

FirstEnergy	June 30, 2025	December 31, 2024
	(In millions)
Carrying value	$25,564	$23,594
Fair value	$24,494	$22,128

JCP&L	June 30, 2025	December 31, 2024
	(In millions)
Carrying value	$2,350	2,350
Fair value	$2,316	2,284

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of the Registrants. The Registrants classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of June 30, 2025, and December 31, 2024.

FirstEnergy had the following issuances and redemptions during the six months ended June 30, 2025 (JCP&L had no issuances or redemptions):

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE	Unsecured Notes	March, 2025	2.05%	2025	$300	FE redeemed unsecured notes that became due.
TrAIL	Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.
FE	Unsecured Convertible Notes	June, 2025	4.00%	2026	$1,206	FE repurchased approximately $1,206 million of the principal amount of its 2026 Convertible Notes for $1,225 million, including a premium of approximately $19 million.
Issuances
TrAIL	Senior Unsecured	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that came due in 2025, to refinance existing debt, for working capital and for other general corporate purposes.
ATSI	Senior Unsecured	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
OE	Senior Unsecured	May, 2025	4.95%	2029	$300	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
PE	FMBs	June, 2025	5.00%	2030	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
TE	Senior Secured Notes	June, 2025	5.18%	2030	$100	Proceeds were used to refinance existing debt, to finance capital expenditures and for other general corporate purposes.
FE	Unsecured Convertible Notes	June, 2025	3.63%	2029	$1,350	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.
FE	Unsecured Convertible Notes	June, 2025	3.88%	2031	$1,150	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.

FE Convertible Notes Issuance

As set forth above, on June 12, 2025, FE issued $1.35 billion aggregate principal amount of its 2029 Convertible Notes and $1.15 billion aggregate principal amount of its 2031 Convertible Notes.

The 2029 Convertible Notes and 2031 Convertible Notes bear interest at a rate of 3.625% per year and 3.875% per year, respectively, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The 2029 Convertible Notes and 2031 Convertible Notes are unsecured and unsubordinated obligations of FE and will mature on January 15, 2029 and January 15, 2031, respectively, unless earlier converted or repurchased in accordance with their terms.

The notes are included within “Long-term debt and other long-term obligations” on the FirstEnergy Consolidated Balance Sheets. Proceeds from the issuance were approximately $2.47 billion, net of issuance costs.

Holders may convert notes at their option at any time prior to the close of business on the business day immediately preceding (i) October 15, 2028, with respect to the 2029 Convertible Notes, and (ii) October 15, 2030, with respect to the 2031 Convertible Notes, only under certain conditions:

•During any calendar quarter, if the last reported sale price of FE’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five consecutive business day period immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of such 10 trading day period was less than 98% of the product of the last reported sale price of FE’s common stock and the conversion rate on each such trading day; or
•Upon the occurrence of certain corporate events specified in the indenture governing the 2029 Convertible Notes and 2031 Convertible Notes.

On or after October 15, 2028, in the case of the 2029 Convertible Notes, and on or after October 15, 2030, in the case of the 2031 Convertible Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the relevant series of notes, holders may convert all or any portion of their notes of such series at any time, regardless of the foregoing conditions. FE will settle conversions of the notes by paying cash up to the aggregate principal amount of the notes to be converted and paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted, subject to the applicable terms of the indentures.

The conversion rate for each of the series of notes will initially be 20.9275 shares of FE’s common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $47.78 per share of FE’s common stock). The initial conversion price of the notes represents a premium of approximately 20% over the last reported sale price of FE’s common stock on the New York Stock Exchange on June 9, 2025. The conversion rate and the corresponding conversion price will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date with respect to a series of notes (and, in the case of the 2031 Convertible Notes, if FE delivers a notice of redemption with respect to the 2031 Convertible Notes), FE will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes of such series in connection with such corporate event or redemption as applicable.

FE may not redeem the 2029 Convertible Notes prior to the maturity date of the 2029 Convertible Notes. On or after January 15, 2029 and prior to the 40th trading day immediately before the maturity date of the 2031 Convertible Notes, FE may redeem for cash all or any of the portion of the 2031 Convertible Notes, subject to certain partial redemption limitations and only under certain conditions.

If FE undergoes a fundamental change (as defined in the relevant indenture), subject to certain conditions, holders of the 2029 Convertible Notes and/or 2031 Convertible Notes may require FE to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the relevant indenture). In addition, following certain corporate events that occur prior to the maturity date with respect to a series of convertible notes (and, in the case of the 2031 Convertible Notes, if FE delivers a notice of redemption with respect to the 2031 Convertible Notes), FE will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes of such series in connection with such corporate event or redemption, as applicable.

FE Convertible Notes Repurchase

Separate from the issuance of the 2029 Convertible Notes and 2031 Convertible Notes, FE repurchased approximately $1.2 billion aggregate principal amount of the 2026 Convertible Notes, using a portion of the proceeds from the offering of the 2029 Convertible Notes and 2031 Convertible Notes described above. FE may, in the future, effect additional repurchases of remaining outstanding 2026 Notes.

JCP&L Senior Notes Issuance and Registration Rights

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

Consolidated VIEs
Total assets on the FirstEnergy consolidated balance sheets include approximately $12.5 billion and $12 billion of consolidated VIE assets, as of June 30, 2025, and December 31, 2024, that can only be used to settle the liabilities of the applicable VIE. Total liabilities include approximately $9.5 billion and $9.1 billion and as of June 30, 2025, and December 31, 2024, of consolidated VIE liabilities for which the VIE's creditors do not have recourse to FirstEnergy. JCP&L does not have any consolidated VIE’s.

VIEs in which FirstEnergy is the primary beneficiary consist of the following, and are included in FirstEnergy’s consolidated financial statements:

Securitization Companies
•Ohio Securitization Companies - In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable electric company. As of June 30, 2025, and December 31, 2024, $167 million and $175 million of the phase-in recovery bonds were outstanding, respectively.

•MP and PE Environmental Funding Companies - The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of June 30, 2025, and December 31, 2024, $172 million and $188 million of environmental control bonds were outstanding, respectively.

Cash of $41 million and $40 million, respectively, as of June 30, 2025 and December 31, 2024 collected from MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies is included in “Restricted cash” on the FirstEnergy Consolidated Balance Sheets.

FET

FET is a holding company that owns equity interests in ATSI, MAIT, TrAIL and PATH. As of June 30, 2025, FE’s equity ownership in FET is 50.1% and Brookfield’s is 49.9%. FirstEnergy has concluded that FET is a VIE and that FE is the primary beneficiary because FE has exposure to the economics of FET and the power to direct significant activities of FET through the FESC services agreement, which represents a separate variable interest.

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

The following shows the carrying amounts and classification of the FET assets and liabilities included in FirstEnergy’s consolidated financial statements as of June 30, 2025, and December 31, 2024. Amounts exclude intercompany balances which were eliminated in consolidation. The assets of FET can only be used to settle its obligations, and creditors of FET do not have recourse to the general credit of FE.

Assets	As of June 30, 2025	As of December 31, 2024
	(In millions)
Cash and cash equivalents	$91	$8
Receivables	93	94
Materials and supplies, at average cost	1	1
Prepaid taxes and other current assets	29	21
Total current assets	214	124
Property, plant and equipment, net	11,785	11,217
Goodwill	224	224
Investments	19	19
Regulatory assets	7	18
Other noncurrent assets	173	334
Total noncurrent assets	12,208	11,812
TOTAL ASSETS	$12,422	$11,936

Liabilities	As of June 30, 2025	As of December 31, 2024
	(In millions)
Currently payable long-term debt	$75	$625
Short-term borrowings	400	300
Accrued interest	79	68
Accrued taxes	299	306
Other current liabilities	14	15
Total current liabilities	867	1,314
Long-term debt and other long-term obligations	6,184	5,239
Accumulated deferred income taxes	1,458	1,412
Regulatory liabilities	504	442
Other noncurrent liabilities	151	299
Total noncurrent liabilities	8,297	7,392
TOTAL LIABILITIES	$9,164	$8,706

Unconsolidated VIEs

FirstEnergy is not the primary beneficiary of its equity method investments in Global Holding and PATH WV, as further discussed above, or its PPAs.

The Registrants evaluated their PPAs and determined that certain Non-Utility Generation entities may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production. As of June 30, 2025, FirstEnergy maintains four, one at JCP&L, long-term PPAs with Non-Utility Generation entities that were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. The Registrants were not involved in the creation of, and have no equity or debt invested in, any of these entities. The Registrants have determined that they do not have a variable interest, or the entities do not meet the criteria to be considered a VIE.

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

The following table summarizes the changes to the ARO balances as of June 30, 2025, and December 31, 2024.

	FirstEnergy	JCP&L
	(In millions)
Balance, January 1, 2024	$209	$7
Changes in timing and amount of estimated cash flows	131	—
Liabilities incurred	95	—
Liabilities settled	(4)	—
Accretion	24	1
Balance, December 31, 2024	455	8
Liabilities incurred	1	—
Liabilities settled (1)	(152)	—
Accretion	13	—
Balance, June 30, 2025	$317	$8
(1) FirstEnergy amounts include the transfer of the McElroy’s Run CCR impoundment facility as well as the adjacent dry landfill and related remediation obligations to a subsidiary of IDA Power, LLC.

During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply made a $15 million cash payment to the escrow account, recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the second quarter of 2025, AE Supply made a $31 million cash payment to the escrow account.

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

9. REGULATORY MATTERS

The disclosures in this note apply to FirstEnergy, with the disclosures under “State Regulation”, “New Jersey”, “FERC Regulatory Matters”, “FERC Audit”, “Transmission ROE Methodology”, “Transmission Rate Incentives”, “Transmission Planning Supplemental Projects”, and “Local Transmission Planning Complaint” also applicable to JCP&L.

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

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Additionally, at the direction of the MDPSC, PE together with other Maryland utilities were required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE recovers EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Consistent with a December 29, 2022, order by the MDPSC phasing out the unamortized balances of EmPOWER investments, PE is required to expense 67% of its EmPOWER Maryland program costs in 2025, and 100% in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. New legislation which took effect on July 1, 2024 is expected to reduce the carrying costs on the EmPOWER unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. Legal memoranda were filed in December 2024 through February 2025, and a hearing was held on March 7, 2025.

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

The settlement of the distribution rate case in 2020, provided among other things, that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023, which deadline was extended until July 31, 2023. JCP&L and one other party filed comments on July 31, 2023. On July 16, 2025, the NJBPU issued its final order, directing 100 of the 105 recommendations be implemented, including certain modifications. JCP&L is required to file an implementation plan by September 22, 2025, and will begin quarterly progress reporting in October 2025.

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

On October 31, 2023, offshore wind developer, Orsted, announced plans to cease development of two offshore wind projects in New Jersey—Ocean Wind 1 and 2—having a combined planned capacity of 2,248 MWs. On January 30, 2025, and February 25, 2025, Shell New Energies and EDF Renewables North America respectively announced that each was exiting its Atlantic Shores partnership to construct wind energy off the shore of New Jersey. On June 4, 2025, Atlantic Shores filed a petition with the NJBPU, requesting consent to terminate its 1.5 GW offshore wind project. These cancellations are not expected to directly affect JCP&L’s awarded projects, and JCP&L remains under an obligation to begin construction in 2025 based on current NJBPU direction.

On May 23, 2025, JCP&L filed with the NJBPU a motion seeking declaratory guidance in view of recent offshore wind developments, including a shift in federal energy policy toward more traditional energy resources. JCP&L requested that the NJBPU provide guidance either affirming the current project schedule or, alternatively, authorizing JCP&L to modify the schedule. On June 9, 2025, responses to JCP&L’s motion were filed with the NJBPU, including a cross-motion by the New Jersey Division of Rate Counsel to reopen the offshore wind transmission proceeding, which JCP&L opposed. JCP&L advised that it intended to comply with its contractual obligations to construct the transmission project, and that its motion was limited to seeking guidance on the construction milestones. While the motion and cross-motion are pending decision, JCP&L will continue to construct the project per the milestones that are described in JCP&L’s contract with PJM. On July 28, 2025, the New Jersey Division of Rate Counsel asked the NJBPU to take judicial notice of a recent NYPSC order terminating its offshore wind transmission infrastructure process in the interest of protecting ratepayers.

Consistent with the commitments made in its proposal to the NJBPU, JCP&L formally submitted in November 2023 the first part of its application to the DOE to finance a substantial portion of the project using low-interest rate loans available under the DOE’s Energy Infrastructure Reinvestment Program of the IRA. JCP&L submitted the second part of its two-part application on March 13, 2024, which was approved on May 17, 2024. The DOE Loan Program Office initiated a due diligence review of the application shortly thereafter. On January 16, 2025, the DOE announced a conditional commitment to JCP&L for a loan guarantee of up to approximately $716 million for the project. While this conditional commitment represents a significant milestone and prerequisite to financing the project, certain technical, legal, environmental and financial conditions, including negotiation of definitive financing documents, must be satisfied before funding of the loan.

On November 9, 2023, JCP&L filed a petition for approval of its EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. JCP&L proposes EnergizeNJ will be implemented over a five-year budget period with estimated costs of approximately $935 million over the deployment period, of which, $906 million is capital investments and $29 million is operating and maintenance expenses. Under the proposal, the capital costs of EnergizeNJ would be recovered through JCP&L’s base rates via annual and semi-annual base rate adjustment filings. The 2023 base rate case stipulation that was filed on February 2, 2024, necessitated amendments to the EnergizeNJ program. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to remove the high-priority circuits that are to be addressed in the first phase of its reliability improvement plan and to include the second phase of its reliability improvement plan that is expected to further address certain high-priority circuits that require additional upgrades. On April 10, 2025, JCP&L, joined by various parties, filed a stipulated settlement with the NJBPU resolving JCP&L’s amended EnergizeNJ petition, which the NJBPU approved on April 23, 2025. The settlement provides for total program costs of $339 million, including capital investments in JCP&L’s electric distribution system of approximately $203 million, $132 million of matching capital investment and approximately $4 million of O&M expense. Pursuant to the settlement, the program began on July 1, 2025, and will continue through December 31, 2028. JCP&L has agreed to file a base rate case no later than January 1, 2030.

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that included JCP&L, NJBPU Staff and New Jersey Division of Rate Counsel, pursuant to which, among other things, JCP&L agreed to apply a temporary rate credit of $30.00 to each residential electric customer’s monthly bill in July and August 2025 that would be deferred in a regulatory asset and recovered with a charge of $10 applied to each residential bill from September 2025 through February

2026 to recover the amounts deferred, without carry charges, subject to a final reconciliation. The temporary rate credit is estimated to total approximately $62 million and will be applied and recovered in full via the subsequent rider.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. ESP V, as modified by the PUCO, provided for, among other things, the continuation of existing riders related to purchased power, transmission and uncollectibles, the continuation of the DCR rider with proposed annual revenue cap increases until new base rates are established, the continuation of the AMI rider, and the addition of new riders for recovery of storm and vegetation management expenses. Many of the terms and conditions were to be reconsidered in the base rate case. The ESP V order additionally directed the Ohio Companies to file another base distribution rate case not later than May 31, 2028, and contribute $32.5 million during the term of ESP V to fund low-income customer bill assistance programs and bill assistance for income-eligible senior citizens, and to develop an electric vehicle education program to assist customers in transitioning to electric vehicles which was recognized in the second quarter of 2024 within “Other operating expenses” at the Regulated Distribution segment and on FirstEnergy’s Consolidated Statements of Income. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider, with an annual revenue cap of $390 million, and denied the Ohio Companies’ request to continue ESP IV’s DCR rider revenue cap increases of $15 million per year. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. The PUCO also denied the Ohio Companies’ request to lift the base rate freeze in ESP IV, permitting the Ohio Companies’ pending base rate case to continue, but prohibiting new rates from going into effect until either the effective date of ESP VI, or the staff agrees that the freeze be lifted and new rates be implemented. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Ohio Supreme Court granted the Ohio Companies motion to intervene in the appeal. On July 7, 2025 OCC and NOAC filed their Appellants’ brief. The briefs of Appellees, including the Ohio Companies, are due on August 26, 2025, pursuant to a stipulated extension.

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

On March 14, 2025, as directed by the PUCO in its December 18, 2024, order approving the Ohio Companies’ revised ESP IV tariffs, the Ohio Companies filed with the PUCO a request to commence their statutorily required quadrennial review of ESP IV and establish a proposed schedule. On July 10, 2025, the Ohio Companies withdrew the request for the PUCO to establish a procedural schedule following the May 15, 2025 signing by the Ohio Governor of HB 15 ending the statutory mandate to conduct the quadrennial review, effective August 14, 2025. The matter remains pending before the PUCO.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million, with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies request recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony. On July 31, 2024, the Ohio Companies filed an update that adjusted the net increase in base distribution revenues to approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. On January 27, 2025, the Ohio Companies filed a notice in the base rate case notifying parties that they will update their application for an increase in base distribution rates to reflect the withdrawal of ESP V and the reversion to ESP IV. The PUCO Staff hired a third-party to assist in the review of the Ohio Companies' base rate case filing, and on February 21, 2025, PUCO staff and the third party auditor each filed their reports. The auditor’s report recommended adjustments which would result in a net increase of the Ohio Companies’ base distribution revenues of approximately $8 million, with a return on equity of 9.63% and capital structures of 48.8% debt and 51.2% equity for each of the Ohio Companies. PUCO staff’s report takes limited positions on the auditor’s finding and recommendations and makes additional findings. On March 24, 2025, the Ohio Companies, OCC, and other parties filed objections to the PUCO’s staff report and the auditor’s report. In addition, the Ohio Companies filed certain pieces of supplemental testimony and intervenors filed direct testimony. The Ohio Companies and various parties are engaged in settlement discussions with respect to the pending base rate case. Evidentiary hearings were held between May 5 and 29, 2025. Initial and reply briefs were filed on June 20, 2025 and July 7, 2025, respectively. On July 21, 2025, the Ohio Companies filed a motion to strike.

On May 16, 2022, May 15, 2023, and May 15, 2024, the Ohio Companies filed their SEET applications for determination of the existence of significantly excessive earnings under ESP IV for calendar years 2021, 2022, and 2023, respectively. On May 15, 2025, the Ohio Companies filed their SEET application for determination of the existence of significantly excessive earnings under ESPs IV and V for calendar year 2024. Each application demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings. These matters remain pending before the PUCO.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the expanded DCR rider audit proceeding described below and on November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit, discussed further below, be consolidated with the already-consolidated DMR audit and expanded DCR rider audit proceeding. Evidentiary hearings were held between June 10 and 27, 2025. Parties filed initial briefs on July 21, 2025.

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

In connection with an ongoing annual audit of the Ohio Companies’ DCR rider for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through the DCR rider or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, and further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement. On November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit be consolidated with the already-consolidated DMR audit and the expanded DCR rider audit proceeding. Evidentiary hearings were held between June 10 and 27, 2025. Parties filed initial briefs on July 21, 2025.

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting the OVEC-related charges required by HB 6 to provide for refunds in the event such provisions of HB 6 are repealed. Neither the Ohio Companies nor FE benefit from the OVEC-related charges the Ohio Companies collect. Instead, the Ohio Companies are further required by HB 6 to remit all the OVEC-related charges they collect to non-FE Ohio electric distribution utilities until August 14, 2025, at which time HB 15 becomes effective and the Ohio Companies will stop collecting OVEC-related charges. The Ohio Companies contested the motions, which are pending before the PUCO.

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

On April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, a tariff to offer solar power on a voluntary basis to West Virginia customers and requiring MP and PE to subscribe at least 85% of the planned 50 MWs of solar generation before seeking approval for surcharge cost recovery. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved solar power tariff. On April 24, 2023, MP and PE sought approval for surcharge cost recovery from the WVPSC for three of the five solar sites, representing 30 MWs of generation. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites. The surcharge went into effect January 1, 2024. Two of the five solar generation sites went into service in 2024, with the third in April 2025. On December 4, 2024, MP and PE submitted for approval a settlement agreement to increase its solar surcharge rate. The WVPSC approved the settlement without modification on December 27, 2024, and new rates went into effect on January 1, 2025.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015, through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy reclassified certain transmission capital assets to operating expenses for the audit period. FirstEnergy fully recovered approximately $105 million ($13 million at JCP&L) of these costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024. Furthermore, the Ohio Companies are in the process of addressing the outcomes of the FERC Audit with the PUCO, which includes seeking continued rate base treatment of approximately $98 million of certain corporate support costs allocated to distribution capital assets as of June 30, 2025.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke Energy Ohio, Inc. and AEP’s Ohio affiliate also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On July 17, 2025, Duke Energy Ohio, Inc. filed a brief in Support of ATSI’s application for review with the Supreme Court of the U.S.

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

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome. The complainants assert that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid and (ii) would be constructed with different routing than as originally proposed. FERC set May 7, 2025, as the deadline for intervention and comment. PE intervened, filing a motion to dismiss and answer on May 7, 2025. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3.0 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 14, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and open rate design matters are being addressed in confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 Regional Transmission Expansion Plan Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which, if approved as submitted, would make ATSI and PE each eligible to recover 50% of the project costs incurred prior to the requested effective date, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The disclosures in this note apply to both Registrants, unless indicated otherwise.

FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FE and its subsidiaries could be required to make under these guarantees as of June 30, 2025, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$398
Vehicle leases	75
McElroy Run transfer	129
Other	14
616
FE’s Guarantees on Other Assurances
Surety Bonds(1)	167
Deferred compensation arrangements	94
LOCs	185
446
Total Guarantees and Other Assurances	$1,062
(1) Includes a reimbursement obligation associated with a $16 million surety bond relating to Signal Peak that was cancelled and released, effective July 15, 2025. See Note 1, “Organization and Basis of Presentations,” of the Combined Notes to Financial Statements of the Registrants for additional details.

JCP&L - GUARANTEES AND OTHER ASSURANCES
JCP&L has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of June 30, 2025, was $48 million as summarized below:

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

As of June 30, 2025, $185 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $50 million of net cash collateral as of June 30, 2025, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2025:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$103	$1	$104
Surety bonds (collateralized amount)(1)	104	162	266
Total Exposure from Contractual Obligations	$207	$163	$370
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

JCP&L has posted $28 million of collateral in the form of LOCs as of June 30, 2025. JCP&L is holding $11 million of net cash collateral as of June 30, 2025, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2025:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual obligations for additional collateral
Upon downgrade	$71
Surety bonds (collateralized amount)(1)	20
Total Exposure from Contractual Obligations	$91
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million as of June 30, 2025 of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, the 4th Circuit granted West Virginia an interim stay of the disapproval of its SIP and on January 10, 2024, after a hearing held on October 27, 2023, granted a full stay which precludes the Good Neighbor Plan from going into effect in West Virginia. In addition to West Virginia, certain other states, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, separately filed petitions for review and motions to stay the Good Neighbor Plan itself at the D.C. Circuit. On September 25, 2023, the D.C. Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the Supreme Court of the U.S. Oral argument was heard on February 21, 2024. On June 27, 2024, the Supreme Court of the U.S. granted a stay of the Good Neighbor Plan pending disposition of the petition for review in the D.C. Circuit. On February 6, 2025, the EPA filed a motion at the D.C. Circuit to hold the proceedings in abeyance for 60 days to allow the EPA time to familiarize itself with the Good Neighbor Plan and in particular, time to brief the new administration about these consolidated petitions and the underlying Rule to allow them to decide what action, if any, is necessary. On February 21, 2025, the D.C. Circuit denied the EPA’s motion and scheduled oral argument on the merits for April 25, 2025. On March 10, 2025, the EPA filed a motion for remand with the D.C. Circuit identifying issues with the Good Neighbor Plan that make reconsideration appropriate. The D.C. Circuit granted the motion for remand and cancelled oral argument. Consistent with its March 12, 2025 announcement, the EPA intends to undertake reconsideration of the rule and complete any new rulemaking by Fall 2026.

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

Circuit and Supreme Court of the U.S. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the Supreme Court of the U.S. in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule, which proposed stringent GHG emissions limitations based on fuel type and unit retirement date, was issued as final by the EPA on April 25, 2024. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. On July 19, 2024, the D.C. Circuit denied the stay motions and on July 23 and 26, 2024 the aggrieved petitioners filed emergency stay applications to the Supreme Court of the U.S. On October 16, 2024, the Supreme Court of the U.S. denied the stay applications. On December 6, 2024, oral arguments on the merits of the challenge were heard by the D.C. Circuit. On February 5, 2025, the Department of Justice filed an unopposed motion on behalf of EPA in the D.C. Circuit, seeking to hold the litigation in abeyance, and forego issuing its opinion, for a period of 60 days while the new leadership at EPA evaluates the rule and determines how it wishes to proceed. On February 19, 2025, the D.C. Circuit granted EPA’s motion. The D.C. Circuit subsequently granted a second EPA motion placing the litigation in abeyance until further order of the Court. On June 11, 2025, EPA announced a proposal to repeal the GHG rule.

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

FirstEnergy has pledged to achieve carbon neutrality by 2050 with respect to GHGs within FirstEnergy’s direct operational control (known as Scope 1 emissions). FirstEnergy’s ability to achieve its GHG reduction goal is subject to its ability to make operational changes and is conditioned upon numerous risks, many of which are outside of its control. With respect to FirstEnergy’s coal-fired plants in West Virginia, which serve as the primary source of its Scope 1 emissions, it has identified that the end of the useful life date is 2035 for Fort Martin and 2040 for Harrison. MP expects to file its 10-year integrated resource plan with the WVPSC by October 1, 2025, which is expected to highlight the need for new dispatchable generation in West Virginia. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If FirstEnergy is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s financial condition, results of operations, and cash flow. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025 with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply made a $15 million cash payment to the escrow account, recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the second quarter of 2025, AE Supply made a $31 million cash payment to the escrow account.

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

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of June 30, 2025, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $93 million have been accrued through June 30, 2025, of which approximately $67 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

U.S. v. Larry Householder, et al.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In March 2023, a jury found Mr. Householder and his co-defendant, Matthew Borges, guilty and in June 2023, the two were sentenced to prison for 20 and five years, respectively. Messrs. Householder and Borges have appealed their sentences; the U.S. Court of Appeals for the Sixth Circuit recently rejected their appeal upholding their convictions. Also, on July 21, 2020, and in connection with the U.S. Attorney’s Office’s investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the Southern District of Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. On January 17, 2025, the U.S. Attorney’s Office announced that a federal grand jury charged two former FirstEnergy senior officers with one count of participating in a Racketeer Influenced and Corrupt Organizations Act conspiracy. The allegations in the indictment are largely based on the conduct described in the DPA.

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

The Integrated segment includes the distribution and transmission operations under JCP&L, MP and PE, as well as MP’s regulated generation operations. The Integrated segment distributes electricity to approximately 2 million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,610 MWs of regulated net maximum generation capacity located primarily in West Virginia and Virginia. The segment will also include MP and PE’s 50 MWs of solar generation at five sites in West Virginia once complete. The first three solar generation sites were completed and placed in service in 2024 and 2025, representing 30 MWs of net maximum generation capacity. The remaining two sites are expected to provide 20 MWs of net maximum generation capacity.

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
Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million, which approximates the book value of the investment as of June 30, 2025. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. Also included in Corporate/Other for segment reporting is 67 MWs of net maximum generation capacity, representing AE Supply’s OVEC capacity entitlement. As of June 30, 2025, Corporate/Other had approximately $7.1 billion of external FE holding company debt.

Financial information for FirstEnergy’s reportable segments and reconciliations to consolidated amounts is presented below:

For the Three Months Ended	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated

	(In millions)
June 30, 2025
External revenues	$1,665	$1,260	$451	$3,376	$4	$—	$3,380
Internal revenues	10	1	5	16	—	(16)	—
Total revenues	$1,675	$1,261	$456	$3,392	$4	$(16)	$3,380
Other operating expenses(1)	634	306	74	1,014	(17)	(2)	995
Depreciation(1)	163	139	92	394	21	—	415
Amortization (deferral) of regulatory assets, net	(98)	(3)	2	(99)	—	—	(99)
Interest expense(1)	101	68	81	250	89	(40)	299
Income taxes (benefits)(1)	43	35	36	114	(26)	—	88
Other expense (income) items(2)	671	600	96	1,367	7	40	1,414
Earnings (losses) attributable to FE	161	116	75	352	(84)	—	268
Cash Flows from Investing Activities:
Capital investments	$295	$433	$435	$1,163	$55	$—	$1,218

June 30, 2024
External revenues	$1,640	$1,176	$463	$3,279	$1	$—	$3,280
Internal revenues	8	2	5	15	—	(15)	—
Total revenues	$1,648	$1,178	$468	$3,294	$1	$(15)	$3,280
Other operating expenses(1)	640	338	91	1,069	103	(2)	1,170
Depreciation(1)	162	132	84	378	19	—	397
Amortization (deferral) of regulatory assets, net	(9)	—	1	(8)	—	—	(8)
Equity method investment earnings, net	—	—	—	—	22	—	22
Interest expense(1)	109	65	66	240	84	(39)	285
Income taxes (benefits)(1)	21	36	41	98	(33)	—	65
Other expense (income) items(2)	657	499	104	1,260	49	39	1,348
Earnings (losses) attributable to FE	68	108	81	257	(212)	—	45
Cash Flows from Investing Activities:
Capital investments	$254	$350	$318	$922	$20	$—	$942

For the Six Months Ended
June 30, 2025
External revenues	$3,592	$2,608	$937	$7,137	$8	$—	$7,145
Internal revenues	19	2	10	31	—	(31)	—
Total revenues	$3,611	$2,610	$947	$7,168	$8	$(31)	$7,145
Other operating expenses(1)	1,261	643	172	2,076	(42)	(5)	2,029
Depreciation(1)	325	277	183	785	41	—	826
Amortization (deferral) of regulatory assets, net	(117)	5	3	(109)	—	—	(109)
Interest expense(1)	200	133	154	487	168	(68)	587
Income taxes (benefits)(1)	103	75	76	254	(40)	—	214
Other expense (income) items(2)	1,460	1,225	203	2,888	14	68	2,970
Earnings (losses) attributable to FE	379	252	156	787	(159)	—	628
Cash Flows from Investing Activities:
Capital investments	$560	$828	$749	$2,137	$86	$—	$2,223

	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
June 30, 2024
External revenues	$3,396	$2,270	$897	$6,563	$4	$—	$6,567
Internal revenues	19	3	9	31	—	(31)	—
Total revenues	$3,415	$2,273	$906	$6,594	$4	$(31)	$6,567
Other operating expenses(1)	1,227	692	167	2,086	95	(5)	2,176
Depreciation(1)	323	254	165	742	36	—	778
Amortization (deferral) of regulatory assets, net	(97)	(78)	3	(172)	—	—	(172)
Equity method investment earnings	—	—	—	—	43	—	43
Interest expense(1)	225	136	131	492	201	(103)	590
Income taxes (benefits)(1)	62	71	101	234	(34)	—	200
Other expense (income) items(2)	1,442	1,008	174	2,624	13	103	2,740
Earnings (losses) attributable to FE	233	190	165	588	(290)	—	298
Cash Flows from Investing Activities:
Capital investments	$469	$663	$576	$1,708	$24	$—	$1,732

As of June 30, 2025
Total assets	$20,348	$19,472	$14,151	$53,971	$2,321	$(2,062)	$54,230
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618

As of December 31, 2024
Total assets	$19,949	$18,637	$13,528	$52,114	$1,975	$(2,045)	$52,044
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
(1) FirstEnergy considers this line to be a significant expense.
(2) Consists of Fuel, Purchased power, General taxes, Debt redemption costs, Miscellaneous income, net, Capitalized financing costs, and Income attributable to noncontrolling interest.

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

Financial information for JCP&L’s reportable segments and reconciliations are presented below:

For the Three Months Ended	Distribution	Transmission	Total Reportable Segments	Reconciling Adjustments	JCP&L
	(In millions)
June 30, 2025
External revenues	$529	$63	$592	$—	$592
Internal revenues	44	—	44	(44)	—
Total revenues	$573	$63	$636	$(44)	$592
Other operating expenses(1)	166	11	177	(44)	133
Depreciation(1)	53	12	65	—	65
Deferral of regulatory assets, net	(14)	—	(14)	—	(14)
Interest expense - other(1)	22	8	30	—	30
Interest expense - affiliates(1)	2	—	2	—	2
Income taxes	12	10	22	—	22
Other expense (income) items(2)	294	(6)	288	—	288
Net Income	38	28	66	—	66

Cash Flows from Investing Activities:
Capital investments	$122	$149	$271	$—	$271

June 30, 2024
External revenues	$491	$66	$557	$—	$557
Internal revenues	38	—	38	(38)	—
Total revenues	$529	$66	$595	$(38)	$557
Other operating expenses(1)	179	17	196	(38)	158
Depreciation(1)	51	11	62	—	62
Deferral of regulatory assets, net	(34)	—	(34)	—	(34)
Interest expense - other(1)	17	5	22	—	22
Interest expense - affiliates(1)	6	—	6	—	6
Income taxes	13	8	21	—	21
Other expense (income) items(2)	259	6	265	—	265
Net Income	38	19	57	—	57

Cash Flows from Investing Activities:
Capital investments	$75	$118	$193	$—	$193

For the Six Months Ended	Distribution	Transmission	Total Reportable Segments	Reconciling Adjustments	JCP&L
	(In millions)
June 30, 2025
External revenues	$1,034	$124	$1,158	$—	$1,158
Internal revenues	87	—	87	(87)	—
Total revenues	$1,121	$124	$1,245	$(87)	$1,158
Other operating expenses(1)	340	25	365	(87)	278
Depreciation(1)	106	24	130	—	130
Deferral of regulatory assets, net	(36)	—	(36)	—	(36)
Interest expense - other(1)	44	15	59	—	59
Interest expense - affiliates(1)	3	—	3	—	3
Income taxes	21	17	38	—	38
Other expense (income) items(2)	583	(12)	571	—	571
Net Income	60	55	115	—	115

Cash Flows from Investing Activities:
Capital investments	$196	$281	$477	$—	$477

June 30, 2024
External revenues	$905	$118	$1,023	$—	$1,023
Internal revenues	76	—	76	(76)	—
Total revenues	$981	$118	$1,099	$(76)	$1,023
Other operating expenses(1)	390	31	421	(76)	345
Depreciation(1)	101	22	123	—	123
Deferral of regulatory assets, net	(73)	—	(73)	—	(73)
Interest expense - other(1)	40	12	52	—	52
Interest expense - affiliates(1)	10	—	10	—	10
Income taxes	3	14	17	—	17
Other expense (income) items(2)	499	1	500	—	500
Net Income	11	38	49	—	49

Cash Flows from Investing Activities:
Capital investments	$146	$241	$387	$—	$387

As of June 30, 2025
Total assets	$7,556	$2,894	$10,450	$—	$10,450
Total goodwill	$1,213	$598	$1,811	$—	$1,811

As of December 31, 2024
Total assets	$7,212	$2,715	$9,927	$—	$9,927
Total goodwill	$1,213	$598	$1,811	$—	$1,811
(1) JCP&L considers this line to be a significant expense.
(2) Consists of Purchased power, General taxes, Miscellaneous income, net, and Capitalized financing costs.

12. TRANSACTIONS WITH AFFILIATES

The disclosures in this note apply to JCP&L only.
The affiliated company transactions for JCP&L for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Revenues	$1	$1	$1	$1

Expenses:
FESC support services (1)	42	41	92	84
Other affiliate support services (1)	1	4	5	8
Interest expense	2	6	3	10
(1) Includes amounts capitalized of $17 million for the three months ended June 30, 2025 and 2024, and $38 million and $35 million for the six months ended June 30, 2025 and 2024, respectively.

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

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Company Overview

FirstEnergy is dedicated to integrity, safety, reliability and operational excellence and is principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. Its EDCs form one of the nation's largest investor-owned electric systems, serving over six million customers in Ohio, Pennsylvania, New Jersey, West Virginia, Maryland and New York. FirstEnergy’s transmission subsidiaries operate more than 24,000 miles of transmission lines that connect the Midwest and Mid-Atlantic regions and two regional transmission operation centers. As of June 30, 2025, AGC and MP control 3,610 MWs of net maximum generation capacity.
FIRSTENERGY’S CONSOLIDATED RESULTS OF OPERATIONS
Second Quarter of 2025 Compared with Second Quarter of 2024

(In millions)	For the Three Months Ended June 30,
	2025	2024	Increase (Decrease)

Revenues	$3,380	$3,280	$100	3%

Operating expenses	(2,734)	(2,857)	(123)	(4)%

Other expenses, net	(240)	(260)	(20)	(8)%

Income taxes	(88)	(65)	23	35%

Income attributable to noncontrolling interest	(50)	(53)	(3)	(6)%

Earnings attributable to FE	$268	$45	$223	496%

Earnings attributable to FE was $268 million or $0.46 per share (basic and diluted) in the second quarter of 2025 compared to $45 million or $0.08 per share (basic and diluted) in the second quarter of 2024, representing an increase of $223 million that was primarily due to the following:

•The absence of the previously-disclosed $100 million civil penalty resulting from the SEC investigation and the $19.5 million settlement with the OAG’s office, which were both recorded as loss contingencies in the second quarter of 2024;
•The absence of $207 million (pre-tax) in charges related to changes in ARO liabilities associated with final CCR rules and McElroy’s Run in the second quarter of 2024;
•The absence of a $32.5 million (pre-tax) contribution commitment by the Ohio Companies, as a result of the PUCO’s ESP V order in the second quarter of 2024;
•Higher earnings associated with the implementation of the Pennsylvania base rate case;
•Lower customer credits associated with the PUCO-approved Ohio Stipulation;
•Lower other operating expenses, primarily due to increased construction support and lower maintenance work;
•Higher revenues from regulated capital investments that increased rate base; and
•Lower debt redemption costs.

These factors were partially offset by the following:

•The absence of net proceeds from the shareholder derivative lawsuit settlement received in the second quarter of 2024;
•Lower customer usage as a result of the milder weather temperatures and lower weather-adjusted customer usage and demand;
•The expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025;
•The absence of interest income related to the FET Equity Interest Sale, the purchase price of which was paid in part by the issuance of promissory notes;
•Lower investment earnings related to FEV’s equity method investment in Global Holding, which as discussed above, was sold on July 16, 2025; and
•Higher employee benefit costs.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended June 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2025	2024	(Decrease)	2025	2024	Increase (Decrease)
Residential	11,957	12,536	(4.6)%	11,750	11,907	(1.3)%
Commercial(1)	9,584	9,668	(0.9)%	9,546	9,467	0.8%
Industrial	12,969	13,277	(2.3)%	12,969	13,277	(2.3)%
Total Electric Distribution MWh Deliveries	34,510	35,481	(2.7)%	34,265	34,651	(1.1)%
(1) Includes street lighting.

Residential and commercial distribution deliveries were impacted by lower customer usage as a result of the weather. Cooling degree days in the second quarter of 2025 were 20% below the same period of 2024 and 7% above normal. Heating degree days in the second quarter of 2025 were 30% above the same period of 2024 and 4% below normal.

First Six Months of 2025 Compared with First Six Months of 2024

(In millions)	For the Six Months Ended June 30,
	2025	2024	Increase (Decrease)

Revenues	$7,145	$6,567	$578	9%

Operating expenses	(5,745)	(5,532)	213	4%

Other expenses, net	(454)	(470)	(16)	(3)%

Income taxes	(214)	(200)	14	7%

Income attributable to noncontrolling interest	(104)	(67)	37	55%

Earnings attributable to FE	$628	$298	$330	111%

Earnings attributable to FE was $628 million or $1.09 per share (basic and diluted) in the first six months of 2025 compared to $298 million or $0.52 per share (basic and diluted) in the first six months of 2024, representing an increase of $330 million that was primarily due to the following:

•The absence of the previously-disclosed $100 million civil penalty resulting from the SEC investigation and the $19.5 million settlement with the OAG’s office, which were both recorded as loss contingencies in the second quarter of 2024;
•The absence of $207 million (pre-tax) in charges related to changes in ARO liabilities associated with final CCR rules and McElroy’s Run in the second quarter of 2024;
•The absence of a $53 million (pre-tax) charge at JCP&L in connection with the base rate case settlement agreement in the first quarter of 2024, as further discussed below;
•The absence of a $32.5 million (pre-tax) contribution commitment by the Ohio Companies, as a result of the PUCO’s ESP V order in the second quarter of 2024;
•Higher earnings associated with the implementation of base rate cases in New Jersey, West Virginia and Pennsylvania;
•Higher customer usage and demand;
•Higher revenues from regulated capital investments that increased rate base;
•Lower customer credits associated with the PUCO-approved Ohio Stipulation;
•Lower other operating expenses, primarily due to increased construction support and lower maintenance work;
•Lower debt redemptions costs; and
•The absence of discrete tax charges related to the FET Equity Interest Sale and PA Consolidation in the first quarter of 2024.

These factors were partially offset by the following:

•The absence of net proceeds from the shareholder derivative lawsuit settlement received in the second quarter of 2024;
•The absence of a benefit associated with the approval by the WVPSC to recover costs of certain retired generation stations in the first quarter of 2024;
•The expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025;

•Higher depreciation expense due to a higher asset base;
•Lower investment earnings related to FEV’s equity method investment in Global Holding, which as discussed above, was sold on July 16, 2025; and
•The absence of interest income related to the FET Equity Interest Sale, the purchase price of which was paid in part by the issuance of promissory notes;
•Costs associated with the announced organizational changes; and
•The dilutive effect of the FET Equity Interest Sale that closed in March 2024.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Six Months Ended June 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries(1)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Residential	27,448	26,623	3.1%	27,134	27,400	(1.0)%
Commercial(2)	19,428	19,025	2.1%	19,403	19,363	0.2%
Industrial	25,806	26,459	(2.5)%	25,806	26,459	(2.5)%
Total Electric Distribution MWh Deliveries	72,682	72,107	0.8%	72,343	73,222	(1.2)%
(1) Reflects the reclassification of certain Pennsylvania customers from Industrial to Commercial. Due to the January 2024 consolidation of the Pennsylvania Companies, certain customers are required to be classified as Commercial effective June 1, 2024. The MWh deliveries prior to the effective date have been adjusted for comparability.
(2) Includes street lighting.

Residential and commercial distribution deliveries were impacted by higher customer usage as a result of the weather. Cooling degree days in the first six months of 2025 were 20% below the same period of 2024 and 7% above normal. Heating degree days in the first six months of 2025 were 17% above the same period of 2024 and flat to normal.

The financial results discussed below in Segment Results of Operations include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 11, “Segment Information,” of the Notes to Consolidated Financial Statements.

Recent Developments

Signal Peak Disposition

On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million, which approximates the book value of the investment as of June 30, 2025.

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

During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply made a $15 million cash payment to the escrow account, recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the second quarter of 2025, AE Supply made a $31 million cash payment to the escrow account.

On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the final legacy CCR rules. We continue to monitor EPA's actions related to CCR; however, the ultimate impact is unknown at this time and subject to the outcome of the litigation and any future state regulatory actions.

Valley Link

On July 26, 2024, FE, VEPCO and Transource Energy, LLC, a subsidiary of AEP, entered into a joint proposal agreement in connection with PJM’s 2024 Regional Transmission Expansion Plan Open Window 1 process. Pursuant to such joint proposal agreement, FET, VEPCO and Transource Energy, LLC jointly proposed certain regional electric transmission projects for PJM's consideration during the Open Window process. On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 26, 2025, PJM selected certain of the joint proposed projects, which included approximately $3 billion in investments for Valley Link to both build new and upgrade existing transmission infrastructure. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 14, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and open rate design matters are being addressed in confidential settlement negotiations.

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

Regulatory Matters - New Jersey

On November 9, 2023, JCP&L filed a petition for approval of its EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to remove the high-priority circuits that are to be addressed in the first phase of its reliability improvement plan and to include the second phase of its reliability improvement plan that is expected to further address certain high-priority circuits that require additional upgrades. On April 10, 2025, JCP&L, joined by various parties, filed a stipulated settlement with the NJBPU resolving JCP&L’s amended EnergizeNJ petition. The settlement provides for total program costs of $339 million, including capital investments in JCP&L’s electric distribution system of approximately $203 million, $132 million of matching capital investments and approximately $4 million of O&M expense. Pursuant to the settlement, the program began on July 1, 2025, and will continue through December 31, 2028, and JCP&L has agreed to file a base rate case no later than January 1, 2030.

Regulatory Matters - Ohio

On April 5, 2023, the Ohio Companies sought approval from the PUCO for their ESP V. The proposed plan would maintain an eight-year term beginning June 1, 2024, and continue riders recovering costs associated with distribution infrastructure investments and approved grid modernization investments. ESP V additionally proposed new riders that would support reliability, and included provisions supporting affordability and enhancing the customer experience. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which are described below in “Outlook - State Regulation - Ohio”. On June 14, 2024, the Ohio Companies filed an Application for Rehearing, which was denied by operation of law as the PUCO did not rule on the applications for rehearing within 30 days of filing. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV, which was approved by the PUCO on

December 18, 2024. On January 22, 2025, the PUCO approved the Ohio Companies’ ESP IV compliance tariffs with an effective date of February 1, 2025, at which point the Ohio Companies resumed operating under ESP IV with modifications, as described below in “Outlook - State Regulation - Ohio”. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Supreme Court of Ohio granted the Ohio Companies motion to intervene in the appeal as appellees. On July 7, 2025 OCC and NOAC filed their Appellants’ brief. The briefs of Appellees, including the Ohio Companies, are due on August 26, 2025, pursuant to a stipulated extension.

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

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates, based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. The net increase represented a 1.5% average residential monthly bill increase. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies requested recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony and on July 31, 2024, filed an update with an adjusted net increase of base distribution revenues of approximately $190 million and to incorporate matters in the rate case as directed by the PUCO’s ESP V order. On December 18, 2024, the PUCO issued an order approving the Ohio Companies’ withdrawal of ESP V. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On January 27, 2025, the Ohio Companies notified the PUCO of their intention to update their application for an increase in base distribution rates to remove ESP V related provisions from the base rate case. The PUCO staff hired a third-party auditor to assist in the review of the Ohio Companies’ base rate case filing and on February 21, 2025, PUCO staff and the third party auditor each filed their reports. The auditor’s report recommended adjustments which would result in a net increase of the Ohio Companies’ base distribution revenues of approximately $8 million with a return on equity of 9.63% and capital structures of 48.8% debt and 51.2% equity for each of the Ohio Companies. PUCO staff’s report takes limited positions on the auditor’s finding and recommendations and makes additional findings. On March 24, 2025, the Ohio Companies, OCC, and other parties filed objections to the PUCO’s staff report and the auditor’s report. In addition, the Ohio Companies filed certain pieces of supplemental testimony and intervenors filed direct testimony. The Ohio Companies and various parties are engaged in settlement discussions with respect to the pending base rate case. Evidentiary hearings were held between May 5 and 29, 2025, with the ALJ granting the joint motion to take administrative notice in part and denied it in part. Initial and reply briefs were filed on June 20, 2025 and July 7, 2025, respectively. On July 21, 2025, the Ohio Companies filed a motion to strike.

On May 15, 2025, the Ohio Governor signed legislation known as HB 15 that, among other things, eliminates ESPs, requires triennial base rate cases and allows them to be based on a three-year forecasted test period, expedites PUCO review and disposition of future base rate cases, imposes annual reliability reporting, increases protections for customers shopping with third-party suppliers, requires EDUs to develop and publicly share distribution system hosting capacity maps, and reduces certain transmission and distribution property taxes beginning with property in-serviced in 2026. The legislation becomes effective August 14, 2025.

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

Summary of Results of Operations — Second Quarter 2025 Compared with Second Quarter 2024

Financial results for FirstEnergy’s business segments for the second quarter of 2025 and 2024 were as follows:

Second Quarter 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,635	$1,255	$451	$4	$3,345
Other	40	6	5	(16)	35
Total Revenues	1,675	1,261	456	(12)	3,380

Operating Expenses:
Fuel	—	168	—	—	168
Purchased power	517	432	—	4	953
Other operating expenses	634	306	74	(19)	995
Provision for depreciation	163	139	92	21	415
Amortization (deferral) of regulatory assets, net	(98)	(3)	2	—	(99)
General taxes	186	34	75	7	302
Total Operating Expenses	1,402	1,076	243	13	2,734

Other Income (Expense):
Debt redemption costs	—	—	—	(24)	(24)
Equity method investment earnings, net	—	—	—	—	—
Miscellaneous income (expense), net	25	19	9	(12)	41
Interest expense	(101)	(68)	(81)	(49)	(299)
Capitalized financing costs	7	15	20	—	42
Total Other Expense	(69)	(34)	(52)	(85)	(240)

Income taxes (benefits)	43	35	36	(26)	88

Income attributable to noncontrolling interest	—	—	50	—	50

Earnings (Loss) Attributable to FE	$161	$116	$75	$(84)	$268

Second Quarter 2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,610	$1,162	$463	$1	$3,236
Other	38	16	5	(15)	44
Total Revenues	1,648	1,178	468	(14)	3,280

Operating Expenses:
Fuel	—	128	—	—	128
Purchased power	510	363	—	4	877
Other operating expenses	640	338	91	101	1,170
Provision for depreciation	162	132	84	19	397
Amortization (deferral) of regulatory assets, net	(9)	—	1	—	(8)
General taxes	181	32	70	10	293
Total Operating Expenses	1,484	993	246	134	2,857

Other Income (Expense):
Debt redemption costs	—	—	—	(85)	(85)
Equity method investment earnings, net	—	—	—	22	22
Miscellaneous income, net	29	14	5	11	59
Interest expense	(109)	(65)	(66)	(45)	(285)
Capitalized financing costs	5	10	14	—	29
Total Other Expense	(75)	(41)	(47)	(97)	(260)

Income taxes (benefits)	21	36	41	(33)	65

Income attributable to noncontrolling interest	—	—	53	—	53

Earnings (Loss) Attributable to FE	$68	$108	$81	$(212)	$45

Changes Between Second Quarter 2025 and Second Quarter 2024 Financial Results (In millions)	Distribution	Integrated	Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$25	$93	$(12)	$3	$109
Other	2	(10)	—	(1)	(9)
Total Revenues	27	83	(12)	2	100

Operating Expenses:
Fuel	—	40	—	—	40
Purchased power	7	69	—	—	76
Other operating expenses	(6)	(32)	(17)	(120)	(175)
Provision for depreciation	1	7	8	2	18
Amortization (deferral) of regulatory assets, net	(89)	(3)	1	—	(91)
General taxes	5	2	5	(3)	9
Total Operating Expenses	(82)	83	(3)	(121)	(123)

Other Income (Expense):
Debt redemption costs	—	—	—	61	61
Equity method investment earnings, net	—	—	—	(22)	(22)
Miscellaneous income (expense), net	(4)	5	4	(23)	(18)
Interest expense	8	(3)	(15)	(4)	(14)
Capitalized financing costs	2	5	6	—	13
Total Other Expense	6	7	(5)	12	20

Income taxes (benefits)	22	(1)	(5)	7	23

Income attributable to noncontrolling interest	—	—	(3)	—	(3)

Earnings (Loss) Attributable to FE	$93	$8	$(6)	$128	$223

Distribution Segment — Second Quarter of 2025 Compared with Second Quarter of 2024

Distribution segment’s earnings attributable to FE increased $93 million in the second quarter of 2025, as compared to the same period of 2024, primarily resulting from higher revenues associated with the implementation of the Pennsylvania base rate case and lower operating expenses, partially offset by lower customer usage as a result of the milder weather temperatures and lower weather-adjusted customer usage and demand.

Revenues —

Distribution segment’s total revenues increased $27 million as a result of the following sources:

		For the Three Months Ended June 30,
Revenues by Type of Service	2	2025		2024	Increase (Decrease)
		(In millions)
Distribution services		$1,056	2	$1,015	$41
Generation sales:
Retail		576		594	(18)
Wholesale		3		1	2
Total generation sales		579		595	(16)
Other		40		38	2
Total Revenues		$1,675		$1,648	$27
Distribution services revenues increased $41 million in the second quarter of 2025, as compared to the same period of 2024, primarily resulting from higher revenues associated with the implementation of the Pennsylvania base rate case and lower customer credits associated with the PUCO-approved Ohio Stipulation, partially offset by lower customer usage as a result of the milder weather temperatures and lower weather-adjusted customer usage and demand. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues decreased $16 million in the second quarter of 2025, as compared to the same period in 2024, primarily due to lower retail generation sales as a result of lower sales volumes due to the milder weather temperatures. Retail and wholesale generation sales revenues have no material impact to earnings.

Operating Expenses —

Total operating expenses decreased $82 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, increased $7 million during the second quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs.

•Other operating expenses decreased $6 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to:

•The absence of a $46 million charge during the second quarter of 2024 related to changes in ARO liabilities associated with final CCR rules;
•The absence of a $32.5 million contribution commitment by the Ohio Companies, as a result of the PUCO’s ESP V order in the second quarter of 2024; and
•Lower other operating expenses of $14 million, primarily due to increased construction support and lower maintenance work, partially offset by higher employee benefit costs.

The decrease was partially offset by:

•Higher network transmission expenses of $15 million, which are deferred for future recovery, resulting in no material impact to earnings;
•Higher storm restoration expenses of $52 million, which were deferred for future recovery;
•Higher planned vegetation management expenses of $3 million, primarily in Pennsylvania as approved and recovering in the base rate case;
•Higher uncollectible expenses of $1 million, which were mostly deferred for future recovery; and
•Higher energy efficiency and other state mandated program costs of $16 million, which were deferred for future recovery, resulting in no material impact to earnings.

•Depreciation expense increased $1 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets increased $89 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to a $31 million net increase in generation and transmission related deferrals, a $52 million increase from higher deferred storm restoration expenses, a $16 million increase from higher deferral of costs associated with customer assistance programs, and a $5 million increase in other net deferrals, partially offset by $15 million of higher amortization expenses resulting from recovery of previously deferred storm costs.

•General taxes increased $5 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to higher property and gross receipts taxes.

Other Expense —

Other expense decreased $6 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to lower interest expense as a result of long-term debt redemptions since the second quarter of 2024 and lower average short-term borrowings, partially offset by lower interest income on regulated money pool investments.

Income Taxes —

Distribution segment’s effective tax rate was 21.1% and 23.6% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to an increase in the tax benefit from state flow-through.
Integrated Segment — Second Quarter of 2025 Compared with Second Quarter of 2024

Integrated segment’s earnings attributable to FE increased $8 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated investment programs, partially offset by lower customer usage as a result of the milder weather temperatures and lower weather-adjusted customer usage and demand.

Revenues —

Integrated segment’s total revenues increased $83 million as a result of the following sources:

		For the Three Months Ended June 30,
Revenues by Type of Service	2	2025	2024	Increase (Decrease)
		(In millions)
Distribution services		$384	$381	$3
Generation sales:
Retail		682	627	55
Wholesale		78	38	40
Total generation sales		$760	$665	$95
Transmission revenues:
JCP&L		63	66	(3)
MP & PE		48	50	(2)
Total transmission revenues		$111	$116	$(5)
Other		6	16	(10)
Total Revenues		$1,261	$1,178	$83

Distribution services revenues increased $3 million in the second quarter of 2025, as compared to the same period of 2024, primarily resulting from higher revenues from the implementation of the base rate case in New Jersey, and higher rider revenues associated with certain regulated investment programs, partially offset by lower customer usage as a result of the milder weather temperatures and lower weather-adjusted customer usage and demand. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $95 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to:

•Retail generation sales increased $55 million in the second quarter of 2025, as compared to the same period in 2024 primarily due to higher non-shopping generation auction rates, partially offset by lower customer usage as a result of the milder weather temperatures. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $40 million in the second quarter of 2025, as compared to the same period in 2024, primarily due to higher capacity revenues, sales volumes and wholesale rates. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues decreased $5 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to recovery of lower transmission operating expenses partially offset by regulated capital investments that increased rate base.

Operating Expenses —

Total operating expenses increased $83 million, primarily due to:

•Fuel costs increased $40 million during the second quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs and higher consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $69 million during the second quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs and capacity expenses, partially offset by lower sales volumes.

•Other operating expenses decreased $32 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to:

•The absence of a $16 million charge in the second quarter of 2024, related to changes in ARO liabilities associated with final CCR rules;
•Lower network transmission expenses of $2 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Lower uncollectible expenses of $1 million, which were mostly deferred for future recovery;
•Lower storm restoration expenses of $15 million, which were mostly deferred for future recovery; and
•Lower formula rate transmission operating and maintenance expense of $10 million.

The decrease was partially offset by:

•Higher energy efficiency and other state mandated program costs of $10 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher other operating expenses of $2 million, primarily due to higher employee benefit costs and higher material and contractor spend, partially offset by increased construction support and lower maintenance work.

•Depreciation expense increased $7 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets increased $3 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to a $20 million net increase from higher generation and transmission related deferrals and a $9 million net increase in other deferrals, partially offset by $19 million in lower deferral of storm related expenses and a $7 million decrease due to the absence of the amortization of a regulatory liability related to customer refunds in 2024.

Other Expense —

Other expense decreased $7 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to lower interest expense as a result of lower average short-term borrowings and higher capitalized interest, partially offset by new debt issuances since the second quarter of 2024.

Income Taxes —

Integrated segment’s effective tax rate was 23.2% and 25.0% for the three months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to an increase in tax benefits from AFUDC equity flow-through and amortization of excess deferred income taxes.

Stand-Alone Transmission Segment — Second Quarter of 2025 Compared with Second Quarter of 2024

Stand-Alone Transmission Segment’s earnings attributable to FE decreased $6 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025, and true-up adjustments from the annual forward looking transmission rate filings, partially offset by higher revenues from regulated capital investments that increased rate base.

Revenues —

Stand-Alone Transmission’s total revenues decreased $12 million, primarily due to the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025 and true-up adjustments from the annual forward looking transmission rate filings, partially offset by a higher rate base.

The following table shows revenues by transmission asset owner:

		For the Three Months Ended June 30,
Revenues by Transmission Asset Owner	1	2025	2024	Increase (Decrease)
		(In millions)
ATSI		$259	$264	$(5)
TrAIL		62	72	(10)
MAIT		114	111	3
KATCo		21	23	(2)
Other		—	(2)	2
Total Revenues		$456	$468	$(12)

Operating Expenses —

Total operating expenses decreased $3 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to lower operating and maintenance expenses, partially offset by higher depreciation and property tax expenses from a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $5 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to higher interest expenses from debt issuances since the second quarter of 2024, partially offset by higher capitalized financing costs.

Income Taxes —

Stand-Alone Transmission’s effective tax rate was 22.4% and 23.4% for the three months ended June 30, 2025 and 2024, respectively.

Corporate / Other — Second Quarter 2025 Compared with Second Quarter 2024

Financial results at Corporate/Other resulted in a $128 million decrease in losses attributable to FE in the second quarter of 2025, as compared to the same period of 2024, primarily due to:

•The absence of the previously-disclosed $100 million civil penalty resulting from the SEC investigation and the $19.5 million settlement with the OAG’s office, which were both recorded as loss contingencies in the second quarter of 2024;
•$115 million (after-tax) due to the absence of a charge related to changes in ARO liabilities associated with final CCR rules and McElroy’s Run in the second quarter of 2024;
•$46 million (after-tax) of lower debt redemption costs; and
•Higher discrete income tax benefits.

The decrease in losses were partially offset by:
•$116 million (after-tax) due to the absence of net proceeds from the shareholder derivative lawsuit settlement received in the second quarter of 2024;
•$17 million (after-tax) from the absence of interest income related to the FET Equity Interest Sale, the purchase price of which was paid in part by the issuance of promissory notes;

•$15 million (after-tax) in lower investment earnings related to FEV’s equity method investment in Global Holding, which as discussed above, was sold on July 16, 2025;
•$5 million (after-tax) due to lower pension/OPEB non-service credits; and
•$5 million (after-tax) due to higher net interest expense as a result of the issuance of FE long-term debt and higher short-term borrowings, partially offset by debt redemptions and coupon step down.

Summary of Results of Operations — First Six Months of 2025 Compared with First Six Months of 2024

Financial results for FirstEnergy’s business segments for the first six months of 2025 and 2024 were as follows:

First Six Months 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$3,531	$2,588	$937	$8	$7,064
Other	80	22	10	(31)	81
Total Revenues	3,611	2,610	947	(23)	7,145

Operating Expenses:
Fuel	—	317	—	—	317
Purchased power	1,127	904	—	10	2,041
Other operating expenses	1,261	643	172	(47)	2,029
Provision for depreciation	325	277	183	41	826
Amortization (deferral) of regulatory assets, net	(117)	5	3	—	(109)
General taxes	396	71	149	25	641
Total Operating Expenses	2,992	2,217	507	29	5,745

Other Income (Expense):
Debt redemption costs	—	—	—	(24)	(24)
Equity method investment earnings	—	—	—	—	—
Miscellaneous income (expense), net	51	37	13	(24)	77
Interest expense	(200)	(133)	(154)	(100)	(587)
Capitalized financing costs	12	30	37	1	80
Total Other Expense	(137)	(66)	(104)	(147)	(454)

Income taxes (benefits)	103	75	76	(40)	214

Income attributable to noncontrolling interest	—	—	104	—	104

Earnings (Loss) Attributable to FE	$379	$252	$156	$(159)	$628

First Six Months 2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$3,335	$2,244	$897	$4	$6,480
Other	80	29	9	(31)	87
Total Revenues	3,415	2,273	906	(27)	6,567

Operating Expenses:
Fuel	—	233	—	—	233
Purchased power	1,152	752	—	9	1,913
Other operating expenses	1,227	692	167	90	2,176
Provision for depreciation	323	254	165	36	778
Amortization (deferral) of regulatory assets, net	(97)	(78)	3	—	(172)
General taxes	373	70	139	22	604
Total Operating Expenses	2,978	1,923	474	157	5,532

Other Income (Expense):
Debt redemption costs	—	—	—	(85)	(85)
Equity method investment earnings	—	—	—	43	43
Miscellaneous income (expense), net	73	26	5	(1)	103
Interest expense	(225)	(136)	(131)	(98)	(590)
Capitalized financing costs	10	21	27	1	59
Total Other Expense	(142)	(89)	(99)	(140)	(470)

Income taxes (benefits)	62	71	101	(34)	200

Income attributable to noncontrolling interest	—	—	67	—	67

Earnings (Loss) Attributable to FE	$233	$190	$165	$(290)	$298

Changes Between First Six Months 2025 and First Six Months 2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$196	$344	$40	$4	$584
Other	—	(7)	1	—	(6)
Total Revenues	196	337	41	4	578

Operating Expenses:
Fuel	—	84	—	—	84
Purchased power	(25)	152	—	1	128
Other operating expenses	34	(49)	5	(137)	(147)
Provision for depreciation	2	23	18	5	48
Amortization (deferral) of regulatory assets, net	(20)	83	—	—	63
General taxes	23	1	10	3	37
Total Operating Expenses	14	294	33	(128)	213

Other Income (Expense):
Debt redemption costs	—	—	—	61	61
Equity method investment earnings	—	—	—	(43)	(43)
Miscellaneous income (expense), net	(22)	11	8	(23)	(26)
Interest expense	25	3	(23)	(2)	3
Capitalized financing costs	2	9	10	—	21
Total Other Expense	5	23	(5)	(7)	16

Income taxes (benefits)	41	4	(25)	(6)	14

Income attributable to noncontrolling interest	—	—	37	—	37

Earnings (Loss) Attributable to FE	$146	$62	$(9)	$131	$330

Distribution Segment — First Six Months of 2025 Compared with First Six Months of 2024

Distribution segment’s earnings attributable to FE increased $146 million in the first six months of 2025, as compared to the same period of 2024, primarily resulting from higher customer usage as a result of the colder weather temperatures in the first quarter and higher revenues associated with the implementation of the Pennsylvania base rate case, partially offset by lower weather-adjusted customer usage and demand, and higher operating expenses.

Revenues —

Distribution segment’s total revenues increased $196 million as a result of the following sources:

	For the Six Months Ended June 30,
Revenues by Type of Service	2025	2024	Increase (Decrease)
	(In millions)
Distribution services	$2,235	$2,036	$199
Generation sales:
Retail	1,292	1,296	(4)
Wholesale	4	3	1
Total generation sales	1,296	1,299	(3)
Other	80	80	—
Total Revenues	$3,611	$3,415	$196
Distribution services revenues increased $199 million in the first six months of 2025, as compared to the same period of 2024, primarily resulting from higher customer usage as a result of the colder weather temperatures in the first quarter, lower customer credits associated with the PUCO-approved Ohio Stipulation, and higher revenues associated with the implementation of the Pennsylvania base rate case, partially offset by the milder weather temperatures in the second quarter and lower weather-adjusted customer usage and demand. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues decreased $3 million in the first six months of 2025, as compared to the same period in 2024, primarily due to lower non-shopping generation auction rates and the milder weather temperatures in the second quarter, partially offset by higher retail generation sales as a result of the colder weather temperatures in the first quarter and lower shopping, which increased sales volumes. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA in the first six months of 2025, as compared to the same period of 2024, decreased to 89% from 90% in Ohio and to 62% from 63% in Pennsylvania. Retail and wholesale generation sales revenue have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $14 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, decreased $25 million during the first six months of 2025, as compared to the same period of 2024, primarily due to lower unit costs, partially offset by increased generation sales volumes as described above.

•Other operating expenses increased $34 million in the first six months of 2025, as compared to the same period of 2024, primarily due to:

•Higher network transmission expenses of $44 million, which are deferred for future recovery, resulting in no material impact to earnings;
•Higher storm restoration expenses of $22 million, which were deferred for future recovery;
•Higher planned vegetation management expenses of $9 million, primarily in Pennsylvania as approved and recovering in the base rate case;
•Higher uncollectible expenses of $8 million, which were mostly deferred for future recovery; and
•Higher energy efficiency and other state mandated program costs of $34 million, which were deferred for future recovery, resulting in no material impact to earnings.

The increase was partially offset by:

•The absence of a $46 million charge during the second quarter of 2024 related to changes in ARO liabilities associated with final CCR rules;
•The absence of a $32.5 million contribution commitment by the Ohio Companies, as a result of the PUCO’s ESP V order in the second quarter of 2024; and
•Lower other operating expenses of $5 million, primarily due to increased construction support and lower maintenance work, partially offset by severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025 and higher employee benefit costs.

•Depreciation expense increased $2 million in the first six months of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets increased $20 million in the first six months of 2025, as compared to the same period of 2024, primarily due to a $22 million increase from higher deferred storm restoration expenses, $22 million of higher amortization expenses resulting from recovery of previously deferred storm costs and customer assistance programs from the implementation of the Pennsylvania base rate case in 2025, and a $14 million net increase in other deferrals, partially offset by a $38 million net decrease in generation and transmission related deferrals.

•General taxes increased $23 million in the first six months of 2025, as compared to the same period of 2024, primarily due to higher property and gross receipts taxes.

Other Expense —

Other expense increased $5 million in the first six months of 2025, as compared to the same period of 2024, primarily due to lower interest income on regulated money pool investments, partially offset by lower interest expense as a result of long-term debt redemptions since the first quarter of 2024.

Income Taxes —

Distribution segment’s effective tax rate was 21.4% and 21.0% for the six months ended June 30, 2025 and 2024, respectively.
Integrated Segment — First Six Months of 2025 Compared with First Six Months of 2024

Integrated segment’s earnings attributable to FE increased $62 million in the first six months of 2025, as compared to the same period of 2024, primarily due to the implementation of base rate cases in New Jersey and West Virginia, higher customer usage and demand, higher revenues from regulated investment programs, lower operating expenses, and the absence of a $53 million charge at JCP&L in connection with the base rate case settlement agreement in the first quarter of 2024, as further discussed below, partially offset by costs associated with the announced organizational changes and the absence of a benefit associated with the approval by the WVPSC to recover costs of certain retired generation stations in the first quarter of 2024.

Revenues —

Integrated segment’s total revenues increased $337 million as a result of the following sources:

	For the Six Months Ended June 30,
Revenues by Type of Service	2025	2024	Increase (Decrease)
	(In millions)
Distribution services	815	720	$95
Generation sales:
Retail	1,437	1,259	178
Wholesale	125	68	57
Total generation sales	1,562	1,327	235
Transmission revenues:
JCP&L	124	118	6
MP & PE	87	79	8
Total transmission revenues	211	197	14
Other	22	29	(7)
Total Revenues	$2,610	$2,273	$337
Distribution services revenues increased $95 million in the first six months of 2025, as compared to the same period of 2024, primarily resulting from higher customer usage as a result of the colder weather temperatures in the first quarter, higher revenues from the implementation of base rate cases, and higher rider revenues associated with certain regulated investment programs.
Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $235 million in the first six months of 2025, as compared to the same period of 2024.

•Retail generation sales increased $178 million in the first six months of 2025, as compared to the same period in 2024 primarily due to higher non-shopping generation auction rates and higher customer usage as a result of the colder weather temperatures in the first quarter. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $57 million in the first six months of 2025, as compared to the same period in 2024, primarily due to higher sales volumes and capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $14 million in the first six months of 2025, as compared to the same period of 2024, primarily due to higher rate base from regulated investment programs, partially offset by recovery of lower transmission operating expenses.

Operating Expenses —

Total operating expenses increased $294 million, primarily due to:

•Fuel costs increased $84 million during the first six months of 2025, as compared to the same period of 2024, primarily due to higher unit costs and higher consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $152 million during the first six months of 2025, as compared to the same period of 2024, primarily due to higher unit costs and capacity expenses.

•Other operating expenses decreased $49 million in the first six months of 2025, as compared to the same period of 2024, primarily due to:

•The absence of a $53 million pre-tax charge at JCP&L in the first quarter 2024 associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the base rate case settlement agreement, to be disallowed from future recovery;
•The absence of a $16 million charge related to changes in ARO liabilities associated with final CCR rules in 2024;
•Lower storm restoration expenses of $19 million, which were mostly deferred for future recovery;
•Lower formula rate transmission operating and maintenance expenses of $7 million; and
•Lower other operating expenses of $8 million, primarily due to increased construction support and lower maintenance work, partially offset by severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025 and higher employee benefit costs.

The decrease was partially offset by:

•Higher network transmission expenses of $20 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher uncollectible expenses of $4 million, which were mostly deferred for future recovery; and
•Higher energy efficiency and other state mandated program costs of $30 million, which were deferred for future recovery, resulting in no material impact to earnings.

•Depreciation expense increased $23 million in the first six months of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $83 million in the first six months of 2025, as compared to the same period of 2024, primarily due to the absence of the approval in the first quarter of 2024 to recover $60 million in costs of certain retired generation stations approved by the WVPSC, $35 million in lower deferral of storm related expenses including the absence of the approval in the first quarter of 2024 to recover $11 million in previously included storm costs, an $18 million decrease due to the absence of the amortization of a regulatory liability related to customer refunds in 2024, and $3 million related to net decreases in other deferrals, partially offset by a $33 million net increase from higher generation and transmission related deferrals.

•General taxes increased $1 million in the first six months of 2025, as compared to the same period of 2024, primarily due to higher gross receipts taxes.

Other Expense —

Other expense decreased $23 million in the first six months of 2025, as compared to the same period of 2024, primarily due to the absence of certain nonrecoverable charges recognized in the first quarter of 2024, lower interest expense as a result of lower average short-term borrowings and higher capitalized interest, partially offset by higher interest from long-term debt issuances.

Income Taxes —

Integrated segment’s effective tax rate was 22.9% and 27.2% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate is primarily due to the absence of a tax charge recognized in the first quarter of 2024 related to the remeasurement of a valuation allowance for the expected utilization of certain NOL carryforwards.

Stand-Alone Transmission Segment — First Six Months of 2025 Compared with First Six Months of 2024

Stand-Alone Transmission Segment’s earnings attributable to FE decreased $9 million in the first six months of 2025, as compared to the same period of 2024, primarily due to the dilutive effect of the FET Equity Interest Sale that closed in March 2024, the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025, and true-up adjustments from the annual forward looking transmission rate filings, partially offset by the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024 and higher revenues from regulated capital investments that increased rate base.

Revenues —

Stand-Alone Transmission’s total revenues increased $41 million, primarily due to a higher rate base and recovery of higher transmission operating expenses, partially offset by the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025, and true-up adjustments from the annual forward looking transmission rate filings.

The following table shows revenues by transmission asset owner:

	For the Six Months Ended June 30,
Revenues by Transmission Asset Owner	2025	2024	Increase (Decrease)
	(In millions)
ATSI	$524	$509	$15
TrAIL	133	140	(7)
MAIT	246	216	30
KATCo	44	43	1
Other	—	(2)	2
Total Revenues	$947	$906	$41

Operating Expenses —

Total operating expenses increased $33 million in the first six months of 2025, as compared to the same period of 2024, primarily due to higher depreciation and property tax expenses from a higher asset base, as well as higher operating and maintenance expenses. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expense —

Total other expense increased $5 million in the first six months of 2025, as compared to the same period of 2024, primarily due to higher interest expenses from debt issuances since the second quarter of 2024, partially offset by higher capitalized financing costs and the absence of a prior year non-recoverable charge.

Income Taxes —

Stand-Alone Transmission’s effective tax rate was 22.6% and 30.3% for the six months ended June 30, 2025 and 2024, respectively. The decrease in the effective tax rate is primarily due to the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024.

Corporate / Other — First Six Months of 2025 Compared with First Six Months of 2024

Financial results at Corporate/Other resulted in a $131 million decrease in losses attributable to FE in the first six months of 2025, as compared to the same period of 2024, primarily due to:

•The absence of the previously-disclosed $100 million civil penalty resulting from the SEC investigation and the $19.5 million settlement with the OAG’s office, which were both recorded as loss contingencies in the second quarter of 2024;
•$115 million (after-tax) due to the absence of a charge related to changes in ARO liabilities associated with final CCR rules and McElroy’s Run in the second quarter of 2024;
•$46 million (after-tax) of lower debt redemption costs;
•$11 million (after-tax) due to lower interest expense as a result of the redemption of certain convertible notes and lower short-term borrowings; and
•The absence of a discrete tax charge related to the PA Consolidation, and higher discrete income tax benefits in 2025, partially offset by the absence of tax benefits related to the utilization of state NOL carryforwards and updates to deferred taxes on the FET Equity Interest Sale, all recorded in the first quarter of 2024.

The decrease in losses were partially offset by:
•$116 million (after-tax) due to the absence of net proceeds from the shareholder derivative lawsuit settlement received in the second quarter of 2024;
•$31 million (after-tax) in lower investment earnings related to FEV’s equity method investment in Global Holding ,which as discussed above, was sold on July 16, 2025;
•$17 million (after-tax) from the absence of interest income related to the FET Equity Interest Sale, the purchase price of which was paid in part by the issuance of promissory notes; and
•$9 million (after-tax) due to lower pension/OPEB non-service credits.
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

The following table provides information about the composition of FirstEnergy’s net regulatory assets and liabilities as of June 30, 2025, and December 31, 2024, and the changes during the six months ended June 30, 2025:

Net Regulatory Assets (Liabilities) by Source - FirstEnergy	June 30, 2025	December 31, 2024	Change
	(In millions)
Customer payables for future income taxes	$(2,170)	$(2,234)	$64
Spent nuclear fuel disposal costs	(70)	(72)	2
Asset removal costs	(666)	(681)	15
Deferred transmission costs	101	190	(89)
Deferred generation costs	452	481	(29)
Deferred distribution costs	361	287	74
Storm-related costs	1,077	1,015	62
Energy efficiency program costs	383	349	34
New Jersey societal benefit costs	82	87	(5)
Vegetation management costs	139	125	14
Other	63	75	(12)
Net Regulatory Liabilities included on FirstEnergy’s Consolidated Balance Sheets	$(248)	$(378)	$130

The following table provides information about the composition of JCP&L’s net regulatory assets and liabilities as of June 30, 2025, and December 31, 2024, and the changes during the six months ended June 30, 2025:

Net Regulatory Assets (Liabilities) by Source - JCP&L	June 30, 2025	December 31, 2024	Change
	(In millions)
Customer payables for future income taxes	$(400)	$(410)	$10
Spent nuclear fuel disposal costs	(70)	(72)	2
Asset removal costs	(74)	(83)	9
Deferred transmission costs	(18)	(3)	(15)
Deferred generation costs	(5)	(12)	7
Deferred distribution costs	249	206	43
Storm-related costs	298	310	(12)
Energy efficiency program costs	258	208	50
New Jersey societal benefit costs	82	87	(5)
Vegetation management costs	7	7	—
Other	27	27	—
Net Regulatory Assets included on JCP&L’s Balance Sheets	$354	$265	$89

The following is a description of the regulatory assets and liabilities described above:

Customer payables for future income taxes - Reflects amounts to be recovered or refunded through future rates to pay income taxes that become payable when rate revenue is provided to recover items such as AFUDC equity and depreciation of property, plant and equipment for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to federal and state tax rate changes such as the TCJA and Pennsylvania House Bill 1342. These amounts are being amortized over the period in which the related deferred tax assets reverse, which is generally over the expected life of the underlying asset.

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

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $305 million and $58 million for FE and JCP&L, respectively, are currently being recovered through rates as of June 30, 2025. Approximately $402 million and $41 million for FirstEnergy and JCP&L, respectively, and are currently being recovered through rates as of December 31, 2024.

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

The following table provides information about the composition of FirstEnergy’s net regulatory assets that do not earn a current return as of June 30, 2025 and December 31, 2024, of which approximately $829 million and $698 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return - FirstEnergy	June 30, 2025	December 31, 2024	Change
	(In millions)
Deferred transmission costs	$20	$8	$12
Deferred generation costs	294	314	(20)
Deferred distribution costs	171	153	18
Storm-related costs	811	694	117
Vegetation management costs	25	16	9
Other	69	58	11
FirstEnergy Regulatory Assets Not Earning a Current Return	$1,390	$1,243	$147

The following table provides information about the composition of JCP&L’s net regulatory assets that do not earn a current return as of June 30, 2025 and December 31, 2024, of which approximately $61 million and $45 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral:

Regulatory Assets by Source Not Earning a Current Return - JCP&L	June 30, 2025	December 31, 2024	Change
	(In millions)
Deferred generation costs	$1	$4	$(3)
Deferred distribution costs	118	101	17
Storm-related costs	298	310	(12)
Vegetation management costs	7	7	—
Other	15	17	(2)
JCP&L Regulatory Assets Not Earning a Current Return	$439	$439	$—

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

While supply lead times have not fully returned to pre-pandemic levels, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on the Registrants’ consolidated results of operations, cash flow and financial condition.
In January 2025, FirstEnergy executed a lift-out transaction with MetLife, which transferred approximately $640 million of plan assets and $652 million of plan obligations, associated with approximately 2,000 former competitive generation employees, who will assume future and full responsibility to fund and administer their benefit payments. There was no change to the pension benefits for any participant as a result of the transfer, and the transaction was funded by pension plan assets. FirstEnergy believes that this lift-out transaction, in addition to the lift-out in 2023, further de-risked potential volatility with the pension plan assets and liabilities, and will continue to evaluate other lift-outs in the future based on market and other conditions.

As of June 30, 2025, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, accounts payable, short-term borrowings and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

As of June 30, 2025, JCP&L’s net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, accounts payable, short-term borrowings and accrued interest and compensation and benefits. JCP&L believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs.

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

FirstEnergy had $400 million and $550 million of outstanding short-term borrowings as of June 30, 2025, and December 31, 2024, respectively. FirstEnergy’s available liquidity from external sources as of July 28, 2025, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FE	October 2028	$1,000	$997
FET	October 2029	1,000	575
Ohio Companies	October 2028	800	762
FE PA	October 2028	950	931
JCP&L	October 2028	750	722
MP and PE	October 2028	400	348
ATSI, MAIT and TrAIL	October 2028	850	837
KATCo	October 2028	150	150
	Subtotal	$5,900	$5,322
Cash and cash equivalents		—	99
	Total	$5,900	$5,421

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of June 30, 2025:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Debt-to-Total-Capitalization Ratio
	(In millions)
FE	N/A	$1,000	N/A(2)
ATSI(1)	$500	350	41.2%
CEI(1)	500	300	36.6%
FET	N/A	1,000	65.9%
FE PA(1)	1,250	950	47.5%
JCP&L(1)	1,500	750	34.1%
KATCo(1)	200	150	29.9%
MAIT(1)	400	350	40.3%
MP(1)	500	250	50.9%
OE(1)	500	300	52.1%
PE(1)	150	150	50.3%
TE(1)	300	200	49.6%
TrAIL(1)	400	150	38.4%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.
(2) FE is not required to maintain a debt-to-total-capitalization ratio under its credit facility. However, FE is required to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters beginning with the quarter ended December 31, 2021. FE's consolidated interest coverage ratio as of June 30, 2025, was approximately 5.1 times.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the credit facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the credit facilities and against the applicable borrower’s borrowing sublimit. As of June 30, 2025, FirstEnergy had $185 million in outstanding LOCs, $153 million of which are issued under the revolving credit facilities.

Revolving Credit Facility	LOC Availability as of June 30, 2025	LOC Utilized as of June 30, 2025
	(In millions)
FE	$100	$3
FET	100	—
Ohio Companies	150	38
FE PA	200	19
JCP&L	100	28
MP and PE	100	52
ATSI, MAIT and TrAIL	200	13
KATCo	35	—

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

As of June 30, 2025, FE was in compliance with its applicable consolidated interest coverage ratio and the borrowers, in each case as defined under the credit facilities, were in compliance with their debt-to-total-capitalization ratio covenants.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2025	2024	2025	2024
For the Three Months Ended June 30,	4.72%	6.21%	5.71%	6.69%
For the Six Months Ended June 30,	4.83%	6.26%	5.58%	6.89%

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of July 28, 2025:

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

Debt capacity is subject to the consolidated interest coverage ratio in FE's credit facility. As of June 30, 2025, FirstEnergy could incur approximately $1.2 billion of incremental interest expense or incur a $2.9 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements of FE's credit facility.

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

Changes in Cash Position

As of June 30, 2025, FirstEnergy had $569 million of cash and cash equivalents and $45 million of restricted cash as compared to $111 million of cash and cash equivalents and $43 million of restricted cash as of December 31, 2024, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Six Months Ended June 30,
(In millions)	2025	2024	Change

Net cash provided from operating activities	$1,719	$1,072	$647
Net cash used for investing activities	(2,414)	(1,876)	(538)
Net cash provided from financing activities	1,155	728	427
Net change in cash, cash equivalents, and restricted cash	460	(76)	536

Cash, cash equivalents, and restricted cash at beginning of period	154	179	(25)
Cash, cash equivalents, and restricted cash at end of period	$614	$103	$511

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

Net cash provided from operating activities was $1,719 million in the first six months of 2025, as compared to net cash provided from operating activities of $1,072 million in the first six months of 2024. The increase in cash provided from operating activities in 2025, compared to the same period of 2024, is primarily due to:
•Higher revenues from the implementation of base rate cases in Pennsylvania, New Jersey, and West Virginia;
•Higher return on regulated capital investment programs;
•Increased working capital due to the timing of account receivable receipts and account payables disbursements in 2025 in comparison to 2024;
•Higher net transmission revenue collection based on the timing of formula rate collections;
•Increased customer usage and demand as a result of the colder weather temperatures in the first quarter of 2025; and
•Lower employee benefit payments.

The increase in cash provided from operating activities was partially offset by:
•The absence of net proceeds from the shareholder derivative lawsuit settlement in Q2 2024;
•Lower dividend distribution received by FEV from its equity investment in Global Holding; and
•Decreased cash collateral received from suppliers due to changes in power prices.

Cash Flows From Investing Activities

Cash used for investing activities in the first six months of 2025 principally represented cash used for capital investments. The following table summarizes investing activities for the first six months of 2025 and 2024:

	For the Six Months Ended June 30,
Investing Activities	2025	2024	Change
	(In millions)
Capital investments:
Distribution Segment	$560	$469	$91
Integrated Segment	828	663	165
Stand-Alone Transmission Segment	749	576	173
Corporate / Other	86	24	62
Asset removal costs	167	135	32
Other	24	9	15
	$2,414	$1,876	$538

Cash used for investing activities for the first six months of 2025 increased $538 million, compared to the same period of 2024, primarily due to capital investments.

Cash Flows From Financing Activities

In the first six months of 2025 and 2024, cash provided from financing activities was $1,155 million and $728 million, respectively. The following table summarizes financing activities for the first six months of 2025 and 2024:

	For the Six Months Ended June 30,
Financing Activities	2025	2024	Change
	(In millions)

New Issues:
Unsecured convertible notes	$2,500	$—	$2,500
Senior unsecured notes	1,325	400	925
Senior secured notes	100	—	100
FMBs	200	—	200
	$4,125	$400	$3,725

Redemptions / Repayments:
Unsecured convertible notes	$(1,206)	$—	$(1,206)
Unsecured notes	(925)	(963)	38
FMBs	—	(400)	400
Senior secured notes	(24)	(23)	(1)
	$(2,155)	$(1,386)	$(769)

Short-term borrowings, net	$(150)	$20	$(170)
Proceeds from FET Equity Interest Sale	—	2,300	(2,300)
Noncontrolling interest cash distributions	(49)	(15)	(34)
Common stock dividend payments	(502)	(480)	(22)
Debt issuance and redemption costs, and other	(114)	(111)	(3)
	$1,155	$728	$427

FirstEnergy had the following issuances and redemptions during the six months ended June 30, 2025 (JCP&L had no issuances or redemptions):

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE	Unsecured Notes	March, 2025	2.05%	2025	$300	FE redeemed unsecured notes that became due.
TrAIL	Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.
FE	Unsecured Convertible Notes	June, 2025	4.00%	2026	$1,206	FE repurchased approximately $1,206 million of the principal amount of its 2026 Convertible Notes for $1,225 million, including a premium of approximately $19 million.
Issuances
TrAIL	Senior Unsecured	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that came due in 2025, to refinance existing debt, for working capital and for other general corporate purposes.
ATSI	Senior Unsecured	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
OE	Senior Unsecured	May, 2025	4.95%	2029	$300	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
PE	FMBs	June, 2025	5.00%	2030	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
TE	Senior Secured Notes	June, 2025	5.18%	2030	$100	Proceeds were used to refinance existing debt, to finance capital expenditures and for other general corporate purposes.
FE	Unsecured Convertible Notes	June, 2025	3.63%	2029	$1,350	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.
FE	Unsecured Convertible Notes	June, 2025	3.88%	2031	$1,150	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.

FE or its affiliates may, from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FE or its affiliates may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

Convertible Notes Issuance

As set forth above, on June 12, 2025, FE issued $1.35 billion aggregate principal amount of its 2029 Convertible Notes and $1.15 billion aggregate principal amount of its 2031 Convertible Notes.

The 2029 Convertible Notes and 2031 Convertible Notes bear interest at a rate of 3.625% per year and 3.875% per year, respectively, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The 2029 Convertible Notes and 2031 Convertible Notes are unsecured and unsubordinated obligations of FE and will mature on January 15, 2029 and January 15, 2031, respectively, unless earlier converted or repurchased in accordance with their terms.

The notes are included within “Long-term debt and other long-term obligations” on the FirstEnergy Consolidated Balance Sheets. Proceeds from the issuance were approximately $2.47 billion, net of issuance costs.

Holders may convert notes at their option at any time prior to the close of business on the business day immediately preceding (i) October 15, 2028, with respect to the 2029 Convertible Notes, and (ii) October 15, 2030, with respect to the 2031 Convertible Notes, only under certain conditions:

•During any calendar quarter, if the last reported sale price of FE’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five consecutive business day period immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of such 10 trading day period was less than 98% of the product of the last reported sale price of FE’s common stock and the conversion rate on each such trading day; or
•Upon the occurrence of certain corporate events specified in the indenture governing the 2029 Convertible Notes and 2031 Convertible Notes.

On or after October 15, 2028, in the case of the 2029 Convertible Notes, and on or after October 15, 2030, in the case of the 2031 Convertible Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the relevant series of notes, holders may convert all or any portion of their notes of such series at any time, regardless of the foregoing conditions. FE will settle conversions of the notes by paying cash up to the aggregate principal amount of the notes to be converted and paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted, subject to the applicable terms of the indentures.

The conversion rate for each of the series of notes will initially be 20.9275 shares of FE’s common stock per $1,000 principal amount of the notes (equivalent to an initial conversion price of approximately $47.78 per share of FE’s common stock). The initial conversion price of the notes represents a premium of approximately 20% over the last reported sale price of FE’s common stock on the New York Stock Exchange on June 9, 2025. The conversion rate and the corresponding conversion price will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date with respect to a series of notes (and, in the case of the 2031 Convertible Notes, if FE delivers a notice of redemption with respect to the 2031 Convertible Notes), FE will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes of such series in connection with such corporate event or redemption as applicable.

FE may not redeem the 2029 Convertible Notes prior to the maturity date of the 2029 Convertible Notes. On or after January 15, 2029 and prior to the 40th trading day immediately before the maturity date of the 2031 Convertible Notes, FE may redeem for cash all or any of the portion of the 2031 Convertible Notes, subject to certain partial redemption limitations and only under certain conditions.

If FE undergoes a fundamental change (as defined in the relevant indenture), subject to certain conditions, holders of the 2029 Convertible Notes and/or 2031 Convertible Notes may require FE to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the relevant indenture). In addition, following certain corporate events that occur prior to the maturity date with respect to a series of convertible notes (and, in the case of the 2031 Convertible Notes, if FE delivers a notice of redemption with respect to the 2031 Convertible Notes), FE will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes of such series in connection with such corporate event or redemption, as applicable.

FE Convertible Notes Repurchase

Separate from the issuance of the 2029 Convertible Notes and 2031 Convertible Notes, FE repurchased approximately $1.2 billion aggregate principal amount of the 2026 Convertible Notes, using a portion of the proceeds from the offering of the 2029 Convertible Notes and 2031 Convertible Notes described above. FE may, in the future, effect additional repurchases of remaining outstanding 2026 Notes.

JCP&L Senior Notes Issuance and Registration Rights

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

FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. As of June 30, 2025, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($616 million) and other assurances of ($446 million).

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

As of June 30, 2025, $185 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $50 million of net cash collateral as of June 30, 2025, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2025:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$103	$1	$104
Surety bonds (collateralized amount)(1)	104	162	266
Total Exposure from Contractual Obligations	$207	$163	$370
(1) Surety bonds are not tied to a credit rating. Surety bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $38 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.
JCP&L - GUARANTEES AND OTHER ASSURANCES
JCP&L has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of June 30, 2025, was $48 million.

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

JCP&L has posted $28 million of collateral in the form of LOCs as of June 30, 2025. JCP&L is holding $11 million of net cash collateral as of June 30, 2025, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2025:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual obligations for additional collateral
Upon downgrade	$71
Surety bonds (collateralized amount)(1)	20
Total Exposure from Contractual Obligations	$91
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million as of June 30, 2025 of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

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

The valuation of derivative contracts is based on observable market information. See Note 6, “Fair Value Measurements,” of the Combined Notes to Financial Statements of the Registrants for additional detail on FirstEnergy’s FTRs.

Equity Price Risk

As of June 30, 2025, the FirstEnergy pension plan assets were allocated approximately as follows: 31% in equity securities, 20% in fixed income securities, 5% in alternatives, 9% in real estate, 23% in private debt/equity, 9% in derivatives and 3% in cash and short-term securities. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which, based on various assumptions, including an expected rate of return on assets of 8.5% for 2025, is expected to be approximately $300 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. JCP&L is not expected to make a contribution.

As of June 30, 2025, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 56% in equity securities, 39% in fixed income securities and 5% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Combined Notes to Financial Statements of the Registrants for additional details on FirstEnergy’s pension and OPEB plans.

In the six months ended June 30, 2025, FirstEnergy’s pension plan assets have gained approximately 7.6% as compared to an annual expected return on plan assets of 8.5%. In the six months ended June 30, 2025, FirstEnergy’s qualified OPEB plan assets have gained approximately 7.2% as compared to an annual expected return on plan assets of 7.0%.

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

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of June 30, 2025, the spot rate was 5.60% and 5.42% for pension and OPEB obligations, respectively, as compared to 5.72% and 5.60% as of December 31, 2024, respectively.

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

Economic Conditions

While supply lead times have not fully returned to pre-pandemic levels, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and uncertainty around the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among others, has announced retaliatory tariffs against certain imports from the United States. The imposition of these or any other new or increased tariffs or resultant trade wars could have an adverse effect on the Registrants’ consolidated results of operations, cash flow and financial condition.
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

OUTLOOK

    INCOME TAXES

On July 4, 2025, President Trump signed into law the OBBBA, which, among other things, makes permanent certain corporate tax incentives that were set to expire in the TCJA, and terminates tax credits for most wind and solar projects placed in service after 2027. Because many of the provisions of the TCJA will be continued under the OBBBA, and as FirstEnergy is not materially impacted by tax incentives associated with wind and solar projects, FirstEnergy does not expect to be materially impacted by the OBBBA.

The OBBBA does not significantly change corporate AMT requirements previously enacted in the IRA and, therefore, FirstEnergy continues to believe that it is more likely than not it will be subject to corporate AMT; however, the future issuance of the U.S. Treasury’s final AMT regulations as well as additional future federal tax legislation or presidential executive orders could significantly change FirstEnergy’s AMT estimates or its conclusions as to whether it is an AMT payer. JCP&L is party to an intercompany income tax allocation agreement with FirstEnergy and, accordingly, may be allocated a share of any corporate AMT paid by the FirstEnergy consolidated tax group. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

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

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Additionally, at the direction of the MDPSC, PE together with other Maryland utilities were required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE recovers EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Consistent with a December 29, 2022, order by the MDPSC phasing out the unamortized balances of EmPOWER investments, PE is required to expense 67% of its EmPOWER Maryland program costs in 2025, and 100% in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. New legislation which took effect on July 1, 2024 is expected to reduce the carrying costs on the EmPOWER unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. Legal memoranda were filed in December 2024 through February 2025, and a hearing was held on March 7, 2025.

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

The settlement of the distribution rate case in 2020, provided among other things, that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023, which deadline was extended until July 31, 2023. JCP&L and one other party filed comments on July 31, 2023. On July 16, 2025, the NJBPU issued its final order, directing 100 of the 105 recommendations be implemented, including certain modifications. JCP&L is required to file an implementation plan by September 22, 2025, and will begin quarterly progress reporting in October 2025.

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

On October 31, 2023, offshore wind developer, Orsted, announced plans to cease development of two offshore wind projects in New Jersey—Ocean Wind 1 and 2—having a combined planned capacity of 2,248 MWs. On January 30, 2025, and February 25, 2025, Shell New Energies and EDF Renewables North America respectively announced that each was exiting its Atlantic Shores partnership to construct wind energy off the shore of New Jersey. On June 4, 2025, Atlantic Shores filed a petition with the NJBPU, requesting consent to terminate its 1.5 GW offshore wind project. These cancellations are not expected to directly affect JCP&L’s awarded projects, and JCP&L remains under an obligation to begin construction in 2025 based on current NJBPU direction.

On May 23, 2025, JCP&L filed with the NJBPU a motion seeking declaratory guidance in view of recent offshore wind developments, including a shift in federal energy policy toward more traditional energy resources. JCP&L requested that the NJBPU provide guidance either affirming the current project schedule or, alternatively, authorizing JCP&L to modify the schedule. On June 9, 2025, responses to JCP&L’s motion were filed with the NJBPU, including a cross-motion by the New Jersey Division of Rate Counsel to reopen the offshore wind transmission proceeding, which JCP&L opposed. JCP&L advised that it intended to comply with its contractual obligations to construct the transmission project, and that its motion was limited to seeking guidance on the construction milestones. While the motion and cross-motion are pending decision, JCP&L will continue to construct the project per the milestones that are described in JCP&L’s contract with PJM. On July 28, 2025, the New Jersey Division of Rate Counsel asked the NJBPU to take judicial notice of a recent NYPSC order terminating its offshore wind transmission infrastructure process in the interest of protecting ratepayers.

Consistent with the commitments made in its proposal to the NJBPU, JCP&L formally submitted in November 2023 the first part of its application to the DOE to finance a substantial portion of the project using low-interest rate loans available under the DOE’s Energy Infrastructure Reinvestment Program of the IRA. JCP&L submitted the second part of its two-part application on March 13, 2024, which was approved on May 17, 2024. The DOE Loan Program Office initiated a due diligence review of the application shortly thereafter. On January 16, 2025, the DOE announced a conditional commitment to JCP&L for a loan guarantee of up to approximately $716 million for the project. While this conditional commitment represents a significant milestone and prerequisite to financing the project, certain technical, legal, environmental and financial conditions, including negotiation of definitive financing documents, must be satisfied before funding of the loan.

On November 9, 2023, JCP&L filed a petition for approval of its EnergizeNJ with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. JCP&L proposes EnergizeNJ will be implemented over a five-year budget period with estimated costs of approximately $935 million over the deployment period, of which, $906 million is capital investments and $29 million is operating and maintenance expenses. Under the proposal, the capital costs of EnergizeNJ would be recovered through JCP&L’s base rates via annual and semi-annual base rate adjustment filings. The 2023 base rate case stipulation that was filed on February 2, 2024, necessitated amendments to the EnergizeNJ program. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to remove the high-priority circuits that are to be addressed in the first phase of its reliability improvement plan and to include the second phase of its reliability improvement plan that is expected to further address certain high-priority circuits that require additional upgrades. On April 10, 2025, JCP&L, joined by various parties, filed a stipulated settlement with the NJBPU resolving JCP&L’s amended EnergizeNJ petition, which the NJBPU approved on April 23, 2025. The settlement provides for total program costs of $339 million, including capital investments in JCP&L’s electric distribution system of approximately $203 million, $132 million of matching capital investment and approximately $4 million of O&M expense. Pursuant to the settlement, the program began on July 1, 2025, and will continue through December 31, 2028. JCP&L has agreed to file a base rate case no later than January 1, 2030.

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that included JCP&L, NJBPU Staff and New Jersey Division of Rate Counsel, pursuant to which, among other things, JCP&L agreed to apply a temporary rate credit of $30.00 to each residential electric customer’s monthly bill in July and August 2025 that would be deferred in a regulatory asset and recovered with a charge of $10 applied to each residential bill from September 2025 through February 2026 to recover the amounts deferred, without carry charges, subject to a final reconciliation. The temporary rate credit is estimated to total approximately $62 million and will be applied and recovered in full via the subsequent rider.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. ESP V, as modified by the PUCO, provided for, among other things, the continuation of existing riders related to purchased power, transmission and uncollectibles, the continuation of the DCR rider with proposed annual revenue cap increases until new base rates are established, the continuation of the AMI rider, and the addition of new riders for recovery of storm and vegetation management expenses. Many of the terms and conditions were to be reconsidered in the base rate case. The ESP V order additionally directed the Ohio Companies to file another base distribution rate case not later than May 31, 2028, and contribute $32.5 million during the term of ESP V to fund low-income customer bill assistance programs and bill assistance for income-eligible senior citizens, and to develop an electric vehicle education program to assist customers in transitioning to electric vehicles which was recognized in the second quarter of 2024 within “Other operating expenses” at the Regulated Distribution segment and on FirstEnergy’s Consolidated Statements of Income. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider, with an annual revenue cap of $390 million, and denied the Ohio Companies’ request to continue ESP IV’s DCR rider revenue cap increases of $15 million per year. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. The PUCO also denied the Ohio Companies’ request to lift the base rate freeze in ESP IV, permitting the Ohio Companies’ pending base rate case to continue, but prohibiting new rates from going into effect until either the effective date of ESP VI, or the staff agrees that the freeze be lifted and new rates be implemented. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Ohio Supreme Court granted the Ohio Companies motion to intervene in the appeal. On July 7, 2025 OCC and NOAC filed their Appellants’ brief. The briefs of Appellees, including the Ohio Companies, are due on August 26, 2025, pursuant to a stipulated extension.

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

On March 14, 2025, as directed by the PUCO in its December 18, 2024, order approving the Ohio Companies’ revised ESP IV tariffs, the Ohio Companies filed with the PUCO a request to commence their statutorily required quadrennial review of ESP IV and establish a proposed schedule. On July 10, 2025, the Ohio Companies withdrew the request for the PUCO to establish a procedural schedule following the May 15, 2025 signing by the Ohio Governor of HB 15 ending the statutory mandate to conduct the quadrennial review, effective August 14, 2025. The matter remains pending before the PUCO.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million, with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies request recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony. On July 31, 2024, the Ohio Companies filed an update that adjusted the net increase in base distribution revenues to approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. On January 27, 2025, the Ohio Companies filed a notice in the base rate case notifying parties that they will update their application for an increase in base distribution rates to reflect the withdrawal of ESP V and the reversion to ESP IV. The PUCO Staff hired a third-party to assist in the review of the Ohio Companies' base rate case filing, and on February 21, 2025, PUCO staff and the third party auditor each filed their reports. The auditor’s report recommended adjustments which would result in a net increase of the Ohio Companies’ base distribution revenues of approximately $8 million, with a return on equity of 9.63% and capital structures of 48.8% debt and 51.2% equity for each of the Ohio Companies. PUCO staff’s report takes limited positions on the auditor’s finding and recommendations and makes additional findings. On March 24, 2025, the Ohio Companies, OCC, and other parties filed objections to the PUCO’s staff report and the auditor’s report. In addition, the Ohio Companies filed certain pieces of supplemental testimony and intervenors filed direct testimony. The Ohio Companies and various parties are engaged in settlement discussions with respect to the pending base rate case. Evidentiary hearings were held between May 5 and 29, 2025. Initial and reply briefs were filed on June 20, 2025 and July 7, 2025, respectively. On July 21, 2025, the Ohio Companies filed a motion to strike.

On May 16, 2022, May 15, 2023, and May 15, 2024, the Ohio Companies filed their SEET applications for determination of the existence of significantly excessive earnings under ESP IV for calendar years 2021, 2022, and 2023, respectively. On May 15, 2025, the Ohio Companies filed their SEET application for determination of the existence of significantly excessive earnings under ESPs IV and V for calendar year 2024. Each application demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings. These matters remain pending before the PUCO.

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the expanded DCR rider audit proceeding described below and on November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit, discussed further below, be consolidated with the already-consolidated DMR audit and expanded DCR rider audit proceeding. Evidentiary hearings were held between June 10 and 27, 2025. Parties filed initial briefs on July 21, 2025.

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

In connection with an ongoing annual audit of the Ohio Companies’ DCR rider for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through the DCR rider or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, and further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement. On November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit be consolidated with the already-consolidated DMR audit and the expanded DCR rider audit proceeding. Evidentiary hearings were held between June 10 and 27, 2025. Parties filed initial briefs on July 21, 2025.

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting the OVEC-related charges required by HB 6 to provide for refunds in the event such provisions of HB 6 are repealed. Neither the Ohio Companies nor FE benefit from the OVEC-related charges the Ohio Companies collect. Instead, the Ohio Companies are further required by HB 6 to remit all the OVEC-related charges they collect to non-FE Ohio electric distribution utilities until August 14, 2025, at which time HB 15 becomes effective and the Ohio Companies will stop collecting OVEC-related charges. The Ohio Companies contested the motions, which are pending before the PUCO.

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

On April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, a tariff to offer solar power on a voluntary basis to West Virginia customers and requiring MP and PE to subscribe at least 85% of the planned 50 MWs of solar generation before seeking approval for surcharge cost recovery. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved solar power tariff. On April 24, 2023, MP and PE sought approval for surcharge cost recovery from the WVPSC for three of the five solar sites, representing 30 MWs of generation. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites. The surcharge went into effect January 1, 2024. Two of the five solar generation sites went into service in 2024, with the third in April 2025. On December 4, 2024, MP and PE submitted for approval a settlement agreement to increase its solar surcharge rate. The WVPSC approved the settlement without modification on December 27, 2024, and new rates went into effect on January 1, 2025.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015, through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy reclassified certain transmission capital assets to operating expenses for the audit period. FirstEnergy fully recovered approximately $105 million ($13 million at JCP&L) of these costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024. Furthermore, the Ohio Companies are in the process of addressing the outcomes of the FERC Audit with the PUCO, which includes seeking continued rate base treatment of approximately $98 million of certain corporate support costs allocated to distribution capital assets as of June 30, 2025.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke Energy Ohio, Inc. and AEP’s Ohio affiliate also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On July 17, 2025, Duke Energy Ohio, Inc. filed a brief in Support of ATSI’s application for review with the Supreme Court of the U.S.

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

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome. The complainants assert that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid and (ii) would be constructed with different routing than as originally proposed. FERC set May 7, 2025, as the deadline for intervention and comment. PE intervened, filing a motion to dismiss and answer on May 7, 2025. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3.0 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 14, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and open rate design matters are being addressed in confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 Regional Transmission Expansion Plan Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which, if approved as submitted, would make ATSI and PE each eligible to recover 50% of the project costs incurred prior to the requested effective date, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, the 4th Circuit granted West Virginia an interim stay of the disapproval of its SIP and on January 10, 2024, after a hearing held on October 27, 2023, granted a full stay which precludes the Good Neighbor Plan from going into effect in West Virginia. In addition to West Virginia, certain other states, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, separately filed petitions for review and motions to stay the Good Neighbor Plan itself at the D.C. Circuit. On September 25, 2023, the D.C. Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the Supreme Court of the U.S. Oral argument was heard on February 21, 2024. On June 27, 2024, the Supreme Court of the U.S. granted a stay of the Good Neighbor Plan pending disposition of the petition for review in the D.C. Circuit. On February 6, 2025, the EPA filed a motion at the D.C. Circuit to hold the proceedings in abeyance for 60 days to allow the EPA time to familiarize itself with the Good Neighbor Plan and in particular, time to brief the new administration about these consolidated petitions and the underlying Rule to allow them to decide what action, if any, is necessary. On February 21, 2025, the D.C. Circuit denied the EPA’s motion and scheduled oral argument on the merits for April 25, 2025. On March 10, 2025, the EPA filed a motion for remand with the D.C. Circuit identifying issues with the Good Neighbor Plan that make reconsideration appropriate. The D.C. Circuit granted the motion for remand and cancelled oral argument. Consistent with its March 12, 2025 announcement, the EPA intends to undertake reconsideration of the rule and complete any new rulemaking by Fall 2026.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants”

under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the Supreme Court of the U.S. stayed the rule during the pendency of the challenges to the D.C. Circuit and Supreme Court of the U.S. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rule making and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the Supreme Court of the U.S. in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule, which proposed stringent GHG emissions limitations based on fuel type and unit retirement date, was issued as final by the EPA on April 25, 2024. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. On July 19, 2024, the D.C. Circuit denied the stay motions and on July 23 and 26, 2024 the aggrieved petitioners filed emergency stay applications to the Supreme Court of the U.S. On October 16, 2024, the Supreme Court of the U.S. denied the stay applications. On December 6, 2024, oral arguments on the merits of the challenge were heard by the D.C. Circuit. On February 5, 2025, the Department of Justice filed an unopposed motion on behalf of EPA in the D.C. Circuit, seeking to hold the litigation in abeyance, and forego issuing its opinion, for a period of 60 days while the new leadership at EPA evaluates the rule and determines how it wishes to proceed. On February 19, 2025, the D.C. Circuit granted EPA’s motion. The D.C. Circuit subsequently granted a second EPA motion placing the litigation in abeyance until further order of the Court. On June 11, 2025, EPA announced a proposal to repeal the GHG rule.

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

FirstEnergy has pledged to achieve carbon neutrality by 2050 with respect to GHGs within FirstEnergy’s direct operational control (known as Scope 1 emissions). FirstEnergy’s ability to achieve its GHG reduction goal is subject to its ability to make operational changes and is conditioned upon numerous risks, many of which are outside of its control. With respect to FirstEnergy’s coal-fired plants in West Virginia, which serve as the primary source of its Scope 1 emissions, it has identified that the end of the useful life date is 2035 for Fort Martin and 2040 for Harrison. MP expects to file its 10-year integrated resource plan with the WVPSC by October 1, 2025, which is expected to highlight the need for new dispatchable generation in West Virginia. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If FirstEnergy is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s financial condition, results of operations, and cash flow. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025 with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply made a $15 million cash payment to the escrow account, recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the second quarter of 2025, AE Supply made a $31 million cash payment to the escrow account.

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

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of June 30, 2025, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $93 million have been accrued through June 30, 2025, of which approximately $67 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

OTHER LEGAL PROCEEDINGS

U.S. v. Larry Householder, et al.

On July 21, 2020, a complaint and supporting affidavit containing federal criminal allegations were unsealed against the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. In March 2023, a jury found Mr. Householder and his co-defendant, Matthew Borges, guilty and in June 2023, the two were sentenced to prison for 20 and five years, respectively. Messrs. Householder and Borges have appealed their sentences; the U.S. Court of Appeals for the Sixth Circuit recently rejected their appeal upholding their convictions. Also, on July 21, 2020, and in connection with the U.S. Attorney’s Office’s investigation, FirstEnergy received subpoenas for records from the U.S. Attorney’s Office for the Southern District of Ohio. FirstEnergy was not aware of the criminal allegations, affidavit or subpoenas before July 21, 2020. On January 17, 2025, the U.S. Attorney’s Office announced that a federal grand jury charged two former FirstEnergy senior officers with one count of participating in a Racketeer Influenced and Corrupt Organizations Act conspiracy. The allegations in the indictment are largely based on the conduct described in the DPA.

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

The Distribution segment, representing $3.3 billion in rate base as of December 31, 2024, distributes electricity to approximately 1.2 million customers in New Jersey across its distribution footprint. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs.

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

Summary of Results of Operations—Second Quarter 2025 Compared with Second Quarter 2024
Financial results for JCP&L's business segments for the three months ended June 30, 2025 and 2024, were as follows:

For the Three Months Ended June 30, 2025			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$573	$63	$(44)	$592

Operating Expenses:
Purchased power	303	—	—	303
Other operating expenses	166	11	(44)	133
Provision for depreciation	53	12	—	65
Deferral of regulatory assets, net	(14)	—	—	(14)
General taxes	5	1	—	6
Total operating expenses	513	24	(44)	493

Other Income (Expense):
Miscellaneous income, net	11	—	—	11
Interest expense - other	(22)	(8)	—	(30)
Interest expense - affiliates	(2)	—	—	(2)
Capitalized financing costs	3	7	—	10
Total other expense	(10)	(1)	—	(11)

Income taxes	12	10	—	22

Net Income	$38	$28	$—	$66

For the Three Months Ended June 30, 2024			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues:	$529	$66	$(38)	$557

Operating Expenses:
Purchased power	266	—	—	266
Other operating expenses	179	17	(38)	158
Provision for depreciation	51	11	—	62
Deferral of regulatory assets, net	(34)	—	—	(34)
General taxes	5	1	—	6
Total operating expenses	467	29	(38)	458

Other Income (Expense):
Miscellaneous income (expense), net	10	(9)	—	1
Interest expense - other	(17)	(5)	—	(22)
Interest expense - affiliates	(6)	—	—	(6)
Capitalized financing costs	2	4	—	6
Total other expense	(11)	(10)	—	(21)

Income taxes	13	8	—	21

Net Income	$38	$19	$—	$57

Changes Between Second Quarter 2025 and Second Quarter 2024 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$44	$(3)	$(6)	$35

Operating Expenses:
Purchased power	37	—	—	37
Other operating expenses	(13)	(6)	(6)	(25)
Provision for depreciation	2	1	—	3
Deferral of regulatory assets, net	20	—	—	20
General taxes	—	—	—	—
Total operating expenses	46	(5)	(6)	35

OPERATING INCOME	(2)	2	—	—

Other Income (Expense):
Miscellaneous income (expense), net	1	9	—	10
Interest expense - other	(5)	(3)	—	(8)
Interest expense - affiliates	4	—	—	4
Capitalized financing costs	1	3	—	4
Total other expense	1	9	—	10

Income taxes	(1)	2	—	1

Net Income	$—	$9	$—	$9

JCP&L’s Distribution - Results of Operations

Net income was flat in the second quarter of 2025, as compared to the same period of 2024, primarily due to higher rider revenues associated with regulated investment programs and an increase in the tax benefit, partially offset by lower customer usage.

Revenues

The $44 million increase in total revenues resulted from the following sources:

	For the Three Months Ended June 30,
Revenues by Type of Service	2025	2024	Increase
	(In millions)
Distribution services	$269	$267	$2

Generation sales:
Retail	299	257	42
Wholesale	—	—	—
Total generation sales	299	257	42

Other	5	5	—
Total Revenues	$573	$529	$44

Distribution services revenue increased $2 million during the second quarter of 2025, as compared to the same period of 2024, primarily due to higher revenues from the implementation of the base rate case and higher rider revenues associated with certain regulated investment programs, partially offset by lower customer usage and demand as a result of the milder weather temperatures.

Generation sales revenues increased $42 million during the second quarter of 2025, as compared to the same period of 2024, primarily due to higher non-shopping generation auction rates, partially offset by increased shopping and the milder weather temperatures, which decreased retail sales volumes. Total generation provided by alternative suppliers as a percentage of total MWh deliveries in the second quarter of 2025, as compared to the same period of 2024, increased to 40% from 38%. Retail generation sales have no material impact to earnings.

Operating Expenses

Total operating expenses increased by $46 million primarily due to:
•Purchased power costs, which have no material impact to earnings, increased by $37 million during the second quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs, partially offset by lower sales volumes.

•Other operating expenses decreased $13 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to lower storm restoration expenses of $19 million, which were mostly deferred for future recovery.

The decrease was partially offset by:

•Higher energy efficiency and other state mandated program costs of $4 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher other operating expenses of $2 million, primarily due to higher employee benefit costs, partially offset by increased construction support and lower maintenance work.

•Depreciation expense increased $2 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets, net decreased $20 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to a $23 million decrease from lower deferral of storm related expenses, and a $7 million decrease due to the absence of the amortization of a regulatory liability related to customer refunds in 2024, partially offset by a $5 million net increase from lower generation and transmission related deferrals and $5 million related to net increases in other deferrals.

Other Expenses

Total other expenses decreased $1 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to higher capitalized interest and lower interest on short-term borrowings, partially offset by long-term debt issuances since the second quarter of 2024.

Income Taxes

The distribution segment's effective tax rate for the three months ended June 30, 2025 and 2024, was 24.0% and 25.5%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit from AFUDC equity flow-through.

JCP&L’s Transmission - Results of Operations

Net income increased $9 million in the second quarter of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated transmission investments that increased rate base, higher capitalized financing costs and the absence of a non-recoverable charge related to an abandoned transmission project in the second quarter 2024.

Revenues

Transmission revenue decreased $3 million during the second quarter of 2025, as compared to the same period of 2024, primarily due to recovery of lower transmission operating expenses, partially offset by a higher rate base.

Operating Expenses

Total operating expenses decreased by $5 million during the second quarter of 2025, as compared to the same period of 2024, primarily due to lower operating and maintenance expenses, partially offset by higher depreciation and property tax expenses from a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses

Total other expenses decreased by $9 million during the second quarter of 2025, as compared to the same period of 2024, primarily due to the absence of a non-recoverable charge related to an abandoned transmission project in the second quarter 2024 and higher capitalized financing costs, partially offset by higher interest expenses on debt issuances since the second quarter of 2024.

Income Taxes

The transmission segment's effective tax rate for the three months ended June 30, 2025 and 2024, was 26.3% and 29.6%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit from AFUDC equity flow-through.

Summary of Results of Operations — First Six Months of 2025 Compared with First Six Months of 2024
Financial results for JCP&L's business segments for the six months ended June 30, 2025 and 2024, were as follows:

First Six Months 2025 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$1,121	$124	$(87)	$1,158

Operating Expenses:
Purchased power	601	—	—	601
Other operating expenses	340	25	(87)	278
Provision for depreciation	106	24	—	130
Deferral of regulatory assets, net	(36)	—	—	(36)
General taxes	11	1	—	12
Total operating expenses	1,022	50	(87)	985

Other Income (Expense):
Miscellaneous income, net	23	—	—	23
Interest expense - other	(44)	(15)	—	(59)
Interest expense - affiliates	(3)	—	—	(3)
Capitalized financing costs	6	13	—	19
Total other expense	(18)	(2)	—	(20)

Income taxes	21	17	—	38

Net Income	$60	$55	$—	$115

For the Six Months Ended June 30, 2024			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues:	$981	$118	$(76)	$1,023

Operating Expenses:
Purchased power	514	—	—	514
Other operating expenses	390	31	(76)	345
Provision for depreciation	101	22	—	123
Deferral of regulatory assets, net	(73)	—	—	(73)
General taxes	10	1	—	11
Total operating expenses	942	54	(76)	920

Other Income (Expense):
Miscellaneous income (expense), net	21	(9)	—	12
Interest expense - other	(40)	(12)	—	(52)
Interest expense - affiliates	(10)	—	—	(10)
Capitalized financing costs	4	9	—	13
Total other expense	(25)	(12)	—	(37)

INCOME BEFORE INCOME TAXES	14	52	—	66

Income taxes	3	14	—	17

Net Income	$11	$38	$—	$49

Changes Between First Six Months Ended 2025 and First Six Months Ended 2024 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$140	$6	$(11)	$135

Operating Expenses:
Purchased power	87	—	—	87
Other operating expenses	(50)	(6)	(11)	(67)
Provision for depreciation	5	2	—	7
Deferral of regulatory assets, net	37	—	—	37
General taxes	1	—	—	1
Total operating expenses	80	(4)	(11)	65

OPERATING INCOME	60	10	—	70

Other Income (Expense):
Miscellaneous income (expense), net	2	9	—	11
Interest expense - other	(4)	(3)	—	(7)
Interest expense - affiliates	7	—	—	7
Capitalized financing costs	2	4	—	6
Total other expense	7	10	—	17

Income taxes	18	3	—	21

Net Income	$49	$17	$—	$66

JCP&L’s Distribution - Results of Operations

Net income increased $49 million in the first six months of 2025, as compared to the same period of 2024, primarily due to higher revenues from the implementation of the base rate case in February 2024, the absence of a $53 million charge in connection with the base rate case settlement agreement, as further discussed below, higher customer usage and demand, higher rider revenues associated with regulated investment programs and lower financing costs, partially offset by higher operating expenses.

Revenues

The $140 million increase in total revenues resulted from the following sources:

	For the Six Months Ended June 30,
Revenues by Type of Service	2025	2024	Increase / (Decrease)
	(In millions)
Distribution services	$535	$483	$52

Generation sales:
Retail	576	485	91
Wholesale	1	2	(1)
Total generation sales	577	487	90

Other	9	11	(2)
Total Revenues	$1,121	$981	$140

Distribution services revenue increased $52 million during the first six months of 2025, as compared to the same period of 2024, primarily due to higher revenues from the implementation of the base rate case in February 2024, higher customer usage as a result of the colder weather temperatures in the first quarter, and higher rider revenues associated with certain regulated investment programs, partially offset by lower customer usage and demand as a result of milder weather temperatures in the second quarter.

Generation sales revenues increased $90 million during the first six months of 2025, as compared to the same period of 2024, primarily due to higher non-shopping generation auction rates. Retail generation sales have no material impact to earnings.

Operating Expenses

Total operating expenses increased by $80 million primarily due to:
•Purchased power costs, which have no material impact to earnings, increased by $87 million during the first six months of 2025, as compared to the same period of 2024, primarily due to higher unit costs.

•Other operating expenses decreased $50 million in the first six months of 2025, as compared to the same period of 2024, primarily due to:

•The absence of a $53 million pre-tax charge at JCP&L in the first quarter 2024 associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the base rate case settlement agreement, to be disallowed from future recovery; and
▪Lower storm restoration expenses of $24 million, which were mostly deferred for future recovery.

The decrease was partially offset by:

•Higher uncollectible expenses of $4 million, which were deferred for future recovery;
•Higher energy efficiency and other state mandated program costs of $17 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher other operating expenses of $6 million, primarily due to severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025 and higher employee benefit costs, partially offset by increased construction support and lower maintenance work.

•Depreciation expense increased $5 million in the first six months of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets, net decreased $37 million in the first six months of 2025, as compared to the same period of 2024, primarily due to a $27 million decrease from lower deferral of storm related expenses and a $17 million decrease due to the absence of the amortization of a regulatory liability related to customer refunds in 2024, partially offset by a $2 million net increase from higher generation and transmission related deferrals and $5 million related to net increases in other deferrals.

Other Expenses

Total other expenses decreased $7 million in the first six months of 2025, as compared to the same period of 2024, primarily due to lower interest on short-term borrowings and higher capitalized interest, partially offset by long-term debt issuances.

Income Taxes

The distribution segment's effective tax rate for the six months ended June 30, 2025 and 2024, was 25.9% and 21.4%, respectively. The increase in the effective tax rate is primarily due to the absence of the tax impact from the $53 million pre-tax charge in the first quarter of 2024 noted above.

JCP&L’s Transmission - Results of Operations

Net income increased $17 million in the first six months of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated transmission investments that increased rate base, higher capitalized financing costs and the absence of a non-recoverable charge related to an abandoned transmission project in the second quarter 2024.

Revenues

Transmission revenue increased $6 million during the first six months of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated transmission investments that increased rate base, partially offset by recovery of lower transmission operating expenses.

Operating Expenses

Total operating expenses decreased by $4 million during the first six months of 2025, as compared to the same period of 2024, primarily due to lower operating and maintenance expenses, partially offset by higher depreciation and property tax expenses from a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses

Total other expenses decreased by $10 million during the first six months of 2025, as compared to the same period of 2024, primarily due to the absence of a non-recoverable charge related to an abandoned transmission project in the second quarter 2024 and higher capitalized financing costs, partially offset by higher interest expenses on debt issuances since the second quarter of 2024.

Income Taxes

The transmission segment's effective tax rate for the six months ended June 30, 2025 and 2024, was 23.6% and 26.9%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit from AFUDC equity flow-through.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
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
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION.

Trading Arrangements

During the quarter ended June 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.        EXHIBITS

Exhibit Number		Description

FirstEnergy
	4.1
Indenture Relating to 3.625% Convertible Senior Notes due 2029, dated as of June 12, 2025, between FirstEnergy Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to FirstEnergy’s Form 8-K filed June 12, 2025, Exhibit 4.1, File No. 333-21011).

	4.2
Indenture Relating to 3.875% Convertible Senior Notes due 2031, dated as of June 12, 2025, between FirstEnergy Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to FirstEnergy’s Form 8-K filed June 12, 2025, Exhibit 4.2, File No. 333-21011).

	4.3	Form of 3.625% Convertible Senior Notes due 2029 (included in Exhibit 4.1) (incorporated by reference to FirstEnergy’s Form 8-K filed June 12, 2025, Exhibit 4.1, File No. 333-2101).
	4.4	Form of 3.875% Convertible Senior Notes due 2031 (included in Exhibit 4.2) (incorporated by reference to FirstEnergy’s Form 8-K filed June 12, 2025, Exhibit 4.2, File No. 333-21011).
(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)

JCP&L
(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of Jersey Central Power & Light Company for the period ended June 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statements of Income and Comprehensive Income, (ii) Balance Sheets, (iii) Statements of Common Stockholder's Equity, (iv) Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)

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
July 30, 2025

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

JERSEY CENTRAL POWER & LIGHT COMPANY
Registrant

/s/ Tracy M. Ashton
Tracy M. Ashton
Controller
(Principal Accounting Officer)