Form 10-Q
period 2025-09-30
FIRSTENERGY CORP; JERSEY CENTRAL POWER & LIGHT CO
filed 2025-10-28
CIK 1031296, 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

FirstEnergy Corp.	Yes	☐	No	☑
Jersey Central Power & Light Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

		Outstanding
Registrants	Class	As of September 30, 2025
FirstEnergy Corp.	Common Stock, $0.10 par value	577,665,555
Jersey Central Power & Light Company	Common Stock, $10 par value	13,628,447, all held by FirstEnergy Corp.

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

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries, including JCP&L:

AE Supply	Allegheny Energy Supply Company, LLC, a wholly owned unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, a wholly owned generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE, and the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH and Valley Link
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a wholly owned transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
Penn	Pennsylvania Power Company, a former wholly owned Pennsylvania electric power company subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
Registrants	FE and JCP&L
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Transmission Companies	ATSI, MAIT, TrAIL and KATCo
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, Dominion High Voltage MidAtlantic, Inc., and Transource Energy, LLC, on November 24, 2024
Valley Link Subsidiaries	The five subsidiaries of Valley Link - (i) Valley Link Transmission Maryland, LLC; (ii) Valley Link Transmission, Ohio, LLC; (iii) Valley Link Transmission Virginia, LLC; (iv) Valley Link Transmission Virginia Development, Inc.; and (v) Valley Link Transmission West Virginia, LLC - that will develop, construct, own, operate and maintain the transmission projects awarded by PJM
WP	West Penn Power Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2026 Convertible Notes	FE's 4.00% convertible senior notes, due 2026
2029 Convertible Notes	FE’s 3.625% convertible senior notes, due 2029
2031 Convertible Notes	FE’s 3.875% convertible senior notes, due 2031
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
AMI	Advanced Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ASU	Accounting Standards Update
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Infrastructure Partners
CAA	Clean Air Act
CCR	Coal Combustion Residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction Work in Progress
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DOE	U.S. Department of Energy
DPA	Deferred Prosecution Agreement entered into on July 21, 2021, between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSIC	Distribution System Improvement Charge
EDC	Electric Distribution Company
EEI	The Edison Electric Institute
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
EH	Energy Harbor Corp.
ELG	Effluent Limitation Guidelines
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program.
EnergizeNJ	JCP&L's second Infrastructure Investment Program
EPA	U.S. Environmental Protection Agency
EPS	Earnings per Share
ESP	Electric Security Plan
Exchange Act	Securities and Exchange Act of 1934, as amended

FASB	Financial Accounting Standards Board
FE Board	FE Board of Directors
FERC	Federal Energy Regulatory Commission
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield will own 49.9% of FET
FIP	Federal Implementation Plan
Fitch	Fitch Ratings Service
FMB	First Mortgage Bond
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
HB 15	House Bill 15, as passed by Ohio's 136th General Assembly
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kV	Kilovolt
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
NCI	Noncontrolling Interest
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OBBBA	One Big Beautiful Bill Act of 2025, as signed into law on July 4, 2025
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO staff, and several other signatories
OPEB	Other Postemployment Benefits
OPIC	Other paid-in capital
OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies on January 1st, 2024
PJM	PJM Interconnection, LLC, an RTO serving the PJM Region
PJM Region	The territory that PJM coordinates the movement of electricity through, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.
PJM Tariff	PJM Open Access Transmission Tariff
PPA	Purchase Power Agreement
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization

S&P	Standard & Poor’s Ratings Service
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan(s) under the CAA
Sixth Circuit	U.S. Court of Appeals for the Sixth Circuit
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SPE	Special Purpose Entity
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
U.S.	United States
Valley Link LLCA	Amended and Restated Operating Agreement of Valley Link
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia
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

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024

REVENUES:
Distribution services and retail generation	$3,373	$3,069	$9,152	$8,381
Transmission	592	556	1,740	1,650
Other	183	104	401	265
Total revenues(1)	4,148	3,729	11,293	10,296

OPERATING EXPENSES:
Fuel	163	139	480	372
Purchased power	1,341	1,086	3,382	2,999
Other operating expenses	976	1,099	3,005	3,275
Provision for depreciation	417	400	1,243	1,178
Amortization (deferral) of regulatory assets, net	89	(33)	(20)	(205)
General taxes	332	311	973	915
Total operating expenses	3,318	3,002	9,063	8,534

OPERATING INCOME	830	727	2,230	1,762

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 6)	—	—	(24)	(85)
Equity method investment earnings, net (Note 1)	—	21	—	64
Miscellaneous income, net	41	53	118	156
Interest expense	(312)	(276)	(899)	(866)
Capitalized financing costs	51	35	131	94
Total other expense	(220)	(167)	(674)	(637)

INCOME BEFORE INCOME TAXES	610	560	1,556	1,125

INCOME TAXES	78	94	292	294

NET INCOME	$532	$466	$1,264	$831

Income attributable to noncontrolling interest	91	47	195	114

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$441	$419	$1,069	$717

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3):
Basic	$0.76	$0.73	$1.85	$1.25
Diluted	$0.76	$0.73	$1.85	$1.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	577	576	577	575
Diluted	578	577	578	576

(1) Includes excise and gross receipts tax collections of $126 million and $116 million during the three months ended September 30, 2025 and 2024, respectively, and $349 million and $329 million during the nine months ended September 30, 2025 and 2024, respectively.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024

NET INCOME	$532	$466	1,264	831

OTHER COMPREHENSIVE INCOME:
Amortized losses on derivative hedges	—	—	—	4
Other comprehensive income	—	—	—	4
Income taxes on other comprehensive income	—	—	—	1
Other comprehensive income, net of tax	—	—	—	3

COMPREHENSIVE INCOME	$532	$466	$1,264	$834

Income attributable to noncontrolling interest	91	47	195	114

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$441	$419	$1,069	$720

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,404	$111
Restricted cash	27	43
Receivables-
Customers	1,574	1,585
Less — Allowance for uncollectible customer receivables	55	55
	1,519	1,530
Other, net of allowance for uncollectible accounts of $10 in 2025 and $6 in 2024	346	303
Materials and supplies, at average cost	578	549
Prepaid taxes and other	337	240
	4,211	2,776
PROPERTY, PLANT AND EQUIPMENT:
In service	54,973	52,896
Less — Accumulated provision for depreciation	15,011	14,548
	39,962	38,348
Construction work in progress	3,742	2,754
	43,704	41,102

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments (Note 6)	634	652
Regulatory assets	793	617
Other	924	1,279
	7,969	8,166
TOTAL ASSETS	$55,884	$52,044

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$1,669	$977
Short-term borrowings	291	550
Accounts payable	1,640	1,575
Accrued interest	298	269
Accrued taxes	731	727
Accrued compensation and benefits	249	205
Customer deposits	246	233
Dividends payable	257	245
Other	253	216
	5,634	4,997
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	25,510	22,496
Accumulated deferred income taxes	6,019	5,613
Retirement benefits	1,701	1,698
Regulatory liabilities	971	995
Other	1,865	2,525
	36,066	33,327
TOTAL LIABILITIES	41,700	38,324

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 577,665,555 and 576,612,245 shares outstanding as of September 30, 2025, and December 31, 2024, respectively.	58	58
Other paid-in capital	12,414	12,368
Accumulated other comprehensive loss	(14)	(14)
Retained earnings	340	43
Total common stockholders’ equity	12,798	12,455
Noncontrolling interest	1,386	1,265
TOTAL EQUITY	14,184	13,720

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10)

TOTAL LIABILITIES AND EQUITY	$55,884	$52,044

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended September 30, 2025
	Common stock		OPIC	AOCI	Retained Earnings	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2025	577	$58	$12,368	$(14)	$43	$12,455	$1,265	$13,720
Net income	—	—	—	—	360	360	54	414
Stock Investment Plan and share-based benefit plans	—	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.445 per share in March)	—	—	—	—	(257)	(257)	—	(257)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(24)	(24)
Balance, March 31, 2025	577	$58	$12,377	$(14)	$146	$12,567	$1,295	$13,862
Net income	—	—	—	—	268	268	50	318
Stock Investment Plan and share-based benefit plans	—	—	16		—	16	—	16
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
Balance, June 30, 2025	577	$58	$12,393	$(14)	$414	$12,851	$1,320	$14,171
Net income	—	—	—	—	441	441	91	532
Stock Investment Plan and share-based benefit plans	1	—	19	—	—	19	—	19
Cash dividends declared on common stock ($0.445 per share in July and September)	—	—		—	(515)	(515)		(515)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
Other	—	—	2	—	—	2	—	2
Balance, September 30, 2025	578	$58	$12,414	$(14)	$340	$12,798	$1,386	$14,184

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended September 30, 2024
	Common stock		OPIC	AOCI	Retained Earnings (Accumulated deficit)	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2024	574	$57	$10,494	$(17)	$(97)	$10,437	$479	$10,916
Net income	—	—	—	—	253	253	14	267
Stock Investment Plan and share-based benefit plans	2	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.425 per share in March)	—	—	(88)	—	(156)	(244)	—	(244)
FET Equity Interest Sale	—	—	1,942	—	—	1,942	731	2,673
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(8)	(8)
Balance, March 31, 2024	576	$57	$12,357	$(17)	$—	$12,397	$1,216	$13,613
Net income	—	—	—		45	45	53	98
Other comprehensive income, net of tax	—	—	—	3	—	3	—	3
Stock Investment Plan and share-based benefit plans	—	1	20	—	—	21	—	21
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(7)	(7)
Other	—	—	8	—	—	8	(8)	—
Balance, June 30, 2024	576	$58	$12,385	$(14)	$45	12,474	1,254	13,728
Net income	—	—	—	—	419	419	47	466
Stock Investment Plan and share-based benefit plans	—	—	24	—	—	24	—	24
Cash dividends declared on common stock ($0.425 per share in July and September)	—	—	(53)	—	(437)	(490)	—	(490)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(36)	(36)
Balance, September 30, 2024	576	$58	$12,356	$(14)	$27	$12,427	$1,265	$13,692

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,264	$831
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	1,270	1,197
Charges associated with changes in ARO	(3)	207
Deferred income taxes and investment tax credits, net	222	224
Employee benefit costs, net	12	(7)
Transmission revenue collections, net	141	40
Changes in current assets and liabilities-
Receivables	(32)	(197)
Materials and supplies	(29)	(24)
Prepaid taxes and other current assets	(92)	(77)
Accounts payable	79	87
Accrued taxes	(135)	(250)
Accrued interest	29	(21)
Accrued compensation and benefits	—	(174)
Other current liabilities	(36)	(68)
Collateral, net	3	97
Employee benefit plan funding and related payments	(38)	(44)
Other	(91)	26
Net cash provided from operating activities	2,564	1,847

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(3,539)	(2,736)
Sales of investment securities held in trusts	89	104
Purchases of investment securities held in trusts	(99)	(114)
Asset removal costs	(290)	(212)
Other	34	(3)
Net cash used for investing activities	(3,805)	(2,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	5,925	1,200
Short-term borrowings, net	—	—
Redemptions and repayments-
Long-term debt	(2,179)	(1,710)
Short-term borrowings, net	(259)	(700)
Proceeds from FET Equity Interest Sale	—	3,500
Noncontrolling interest cash distributions	(74)	(51)
Common stock dividend payments	(759)	(725)
Debt issuance and redemption costs, and other	(136)	(114)
Net cash provided from financing activities	2,518	1,400

Net change in cash, cash equivalents, and restricted cash	1,277	286
Cash, cash equivalents, and restricted cash at beginning of period	154	179
Cash, cash equivalents, and restricted cash at end of period	$1,431	$465

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$316	$296
McElroy Run Transfer	$99	$—

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024

REVENUES	$864	$765	$2,022	$1,788

OPERATING EXPENSES:
Purchased power	451	384	1,052	898
Other operating expenses(1)	158	179	436	524
Provision for depreciation	66	62	196	185
Amortization (deferral) of regulatory assets, net	11	(25)	(25)	(98)
General taxes	6	5	18	16
Total operating expenses	692	605	1,677	1,525

OPERATING INCOME	172	160	345	263

OTHER INCOME (EXPENSE):
Miscellaneous income, net	13	11	36	23
Interest expense - other	(34)	(22)	(93)	(74)
Interest expense - affiliates	(3)	(5)	(6)	(15)
Capitalized financing costs	12	6	31	19
Total other expense	(12)	(10)	(32)	(47)

INCOME BEFORE INCOME TAXES	160	150	313	216

INCOME TAXES	41	41	79	58

NET INCOME	$119	$109	$234	$158

COMPREHENSIVE INCOME	$119	$109	$234	$158

(1) Includes affiliated operating expenses of $27 million and $39 million for the three months ended September 30, 2025 and 2024, respectively, and $86 million and $96 million for the nine months ended September 30, 2025 and 2024, respectively.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$708	$—
Receivables -
Customers	323	284
Less — Allowance for uncollectible customer receivables	6	6
	317	278
Affiliated companies	1	44
Other	75	28
Notes receivable from associated companies	26	—
Prepaid taxes and other	60	29
	1,187	379
PROPERTY, PLANT AND EQUIPMENT:
In service	9,002	8,697
Less — Accumulated provision for depreciation	2,380	2,409
	6,622	6,288
Construction work in progress	838	620
	7,460	6,908
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	1,811	1,811
Investments	292	282
Regulatory assets	410	265
Prepaid OPEB costs	227	215
Other	103	67
	2,843	2,640
TOTAL ASSETS	$11,490	$9,927

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$652	$1
Short-term borrowings -
Affiliated companies	—	22
Other	11	—
Accounts payable -
Affiliated companies	40	1
Other	159	176
Accrued compensation and benefits	33	33
Customer deposits	34	34
Accrued taxes	23	21
Accrued interest	30	23
Other	32	34
	1,014	345
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	3,025	2,339
Accumulated deferred income taxes, net	1,292	1,196
Nuclear fuel disposal costs	243	235
Retirement benefits	66	71
Other	754	764
	5,380	4,605
TOTAL LIABILITIES	6,394	4,950

COMMON STOCKHOLDER'S EQUITY:
Common stock, $10 par value, authorized 16,000,000 shares - 13,628,447 shares outstanding as of September 30, 2025 and December 31, 2024, respectively.	136	136
Other paid-in capital	3,528	3,523
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,436	1,322
TOTAL COMMON STOCKHOLDER’S EQUITY	5,096	4,977

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10)

TOTAL LIABILITIES AND COMMON STOCKHOLDER’S EQUITY	$11,490	$9,927

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2025
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
Balance, January 1, 2025	13,628,447	$136	$3,523	$(4)	$1,322	$4,977
Net income	—	—	—	—	49	49
Stock-based compensation(1)	—	—	2	—	—	2
Common stock dividends declared	—	—	—	—	(30)	(30)
Balance, March 31, 2025	13,628,447	$136	$3,525	$(4)	$1,341	$4,998
Net income	—	—	—	—	66	66
Stock-based compensation(1)	—	—	1	—	—	1
Balance, June 30, 2025	13,628,447	$136	$3,526	$(4)	$1,407	$5,065
Net income	—	—	—	—	119	119
Stock-based compensation(1)	—	—	2	—	—	2
Common stock dividends declared	—	—	—	—	(90)	(90)
Balance, September 30, 2025	13,628,447	$136	$3,528	$(4)	$1,436	$5,096

	Nine Months Ended September 30, 2024
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
Balance, January 1, 2024	13,628,447	$136	$2,777	$(5)	$1,224	$4,132
Net loss	—	—	—	—	(8)	(8)
Stock-based compensation(1)	—	—	2	—	—	2
Equity contribution from parent	—	—	140	—	—	140
Balance, March 31, 2024	13,628,447	$136	$2,919	$(5)	$1,216	$4,266
Net income	—	—	—	—	57	57
Stock-based compensation(1)	—	—	1	—	—	1
Equity contribution from parent	—	—	600	—	—	600
Balance, June 30, 2024	13,628,447	$136	$3,520	$(5)	$1,273	$4,924
Net income	—	—		—	109	109
Stock-based compensation(1)	—	—	2	—	—	2
Balance, September 30, 2024	13,628,447	$136	$3,522	$(5)	$1,382	$5,035

(1) In the form of FE common equity granted to certain JCP&L employees.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$234	$158
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	171	144
Transmission revenue collections, net	19	12
Deferred income taxes and investment tax credits, net	85	148
Spent nuclear fuel disposal trust income	10	9
New Jersey temporary rate credits, net	(50)	—
Employee benefit costs, net	(17)	(19)
Changes in current assets and liabilities-
Receivables	(43)	(22)
Prepaid taxes and other current assets	(28)	(14)
Accounts payable	17	28
Accrued taxes	2	1
Accrued interest	7	(9)
Accrued compensation and benefits	(3)	(11)
Other current liabilities	(8)	(12)
Collateral, net	5	28
Employee benefit plan funding and related payments	—	(7)
Other	(20)	(7)
Net cash provided from operating activities	381	427

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(782)	(599)
Loans with affiliated companies, net	(26)	—
Sales of investment securities held in trusts	89	104
Purchases of investment securities held in trusts	(99)	(114)
Asset removal costs	(58)	(39)
Other	(1)	—
Net cash used for investing activities	(877)	(648)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	1,350	—
Short-term borrowings - affiliated companies, net	—	108
Short-term borrowings - other, net	11	—
Redemptions and repayments-
Long-term debt	—	(500)
Short-term borrowings - affiliated companies, net	(22)	—
Short-term borrowings - other, net	—	(125)
Equity contribution from parent	—	740
Common stock dividend payments	(120)	—
Debt issuance costs and other	(15)	(2)
Net cash provided from financing activities	1,204	221

Net change in cash, cash equivalents, and restricted cash	708	—
Cash, cash equivalents, and restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at end of period	$708	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions
Accrued capital investments	$87	$66

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

FirstEnergy

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, FE PA, JCP&L, FESC, MP, AGC, PE and KATCo. Additionally, FET is a VIE of FE, and is the parent company of ATSI, MAIT, PATH and TrAIL. FirstEnergy continues to evaluate the legal, financial, operational and branding benefits of consolidating the Ohio Companies into a single Ohio power company.

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s electric operating companies comprise one of the nation’s largest investor-owned electric systems, serving over 6 million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include more than 24,000 miles of lines and two regional transmission operation centers. As of September 30, 2025, AGC and MP control 3,610 MWs of net maximum generation capacity.
In addition, FE holds all of the outstanding equity of other direct subsidiaries including FEV, which previously held a 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations. On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, at book value to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million.
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
On July 26, 2024, FE, VEPCO and Transource Energy, LLC, a subsidiary of AEP, entered into a joint proposal agreement in connection with PJM’s 2024 Regional Transmission Expansion Plan Open Window 1 process. Pursuant to such joint proposal agreement, FET, VEPCO and Transource Energy, LLC jointly proposed certain regional electric transmission projects for PJM's consideration during the Open Window process. On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 26, 2025, PJM selected certain of the joint proposed projects, which included approximately $3 billion in investments for Valley Link to both build new and upgrade existing transmission infrastructure. On May 13, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 14, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and the other open rate design matters are being addressed in confidential settlement negotiations.
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

Basis of Presentation

The Registrants follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC, and, as applicable, the PUCO, the PPUC, the MDPSC, the NYPSC, the WVPSC, the VSCC and the NJBPU. The accompanying interim financial statements as of September 30, 2025, and the three and nine months ended September 30, 2025 and 2024, respectively, are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The balance sheets, as of December 31, 2024, were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

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

Economic Conditions

While supply lead times have not fully returned to pre-pandemic levels, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.

The U.S. presidential administration has imposed widespread and substantial tariffs on imports, with additional tariffs to potentially be adopted in the future. The imposition of these or any other new or increased tariffs or resultant trade wars, and uncertainties associated with the same, could have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.
Capitalized Financing Costs
FirstEnergy - For the three months ended September 30, 2025 and 2024, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $30 million and $16 million, respectively, of allowance for equity funds used during construction and $21 million and $19 million, respectively, of capitalized interest.
For the nine months ended September 30, 2025 and 2024, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $76 million and $42 million, respectively, of allowance for equity funds used during construction and $55 million and $52 million, respectively, of capitalized interest.
JCP&L - For the three months ended September 30, 2025 and 2024, capitalized financing costs on JCP&L’s Statements of Income and Comprehensive Income include $8 million and $1 million, respectively, of allowance for equity funds used during construction and $4 million and $5 million, respectively, of capitalized interest.
For the nine months ended September 30, 2025 and 2024, capitalized financing costs on JCP&L’s Statements of Income and Comprehensive Income include $21 million and $3 million, respectively, of allowance for equity funds used during construction and $10 million and $16 million, respectively, of capitalized interest.

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
Equity method investments, which are included within "Investments" on the FirstEnergy Consolidated Balance Sheets, were approximately $38 million and $84 million as of September 30, 2025, and December 31, 2024, respectively. JCP&L did not have any equity method investments as of September 30, 2025, or December 31, 2024.

Global Holding - On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, at book value to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million, which is classified within cash flows from investing activities - other of FirstEnergy’s Consolidated Statements of Cash Flows.
In previous periods, FEV was not the primary beneficiary of the joint venture, as it did not have control over the significant activities affecting the joint venture’s economic performance. FEV's ownership interest was subject to the equity method of accounting. For the three and nine months ended September 30, 2024, pre-tax income related to FEV’s ownership in Global Holding was $21 million and $63 million, respectively. FEV’s pre-tax equity earnings and investment in Global Holding are included in Corporate/Other for segment reporting. As of December 31, 2024, the carrying value of the equity method investment was $45 million. During the nine months ended September 30, 2024, FEV received cash dividends from Global Holding of $60 million which were classified within “Cash from Operating Activities” on FirstEnergy’s Consolidated Statements of Cash Flows. FEV did not receive any cash dividends from Global Holding in 2025.
Valley Link - On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 21, 2025, FET, Dominion HV and Transource entered into the Valley Link LLCA, which amended and restated a provisional operating agreement among the members entered into in November 2024. The Valley Link LLCA establishes the general framework for managing Valley Link, which was formed by FET, Dominion HV, and Transource to accept, design, develop, construct, own, operate and finance the transmission projects awarded by PJM to Valley Link on February 26, 2025, in response to the PJM 2024 Regional Transmission Expansion Plan Long-Term Proposal Window #1. This general framework includes the relationship among the members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain the transmission projects awarded by PJM. As of February 21, 2025, the relative ownership interests of the members are FET (34%), Dominion HV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. As of September 30, 2025, and December 31, 2024, there were no investment balances recorded on FirstEnergy’s Consolidated Balance Sheets.

On February 26, 2025, PJM awarded two electric transmission projects to Valley Link, including the construction of: (i) approximately 260 miles of 765-kV transmission line and two substations between Putnam County, West Virginia and Frederick County, Maryland; (ii) approximately 155 miles of 765-kV transmission line and a substation between Campbell County, Virginia and Fauquier County, Virginia; and (iii) a new substation in Caroline County, Virginia. The total cost of these projects is estimated to be approximately $3 billion with FET’s estimated share will be approximately $1 billion.
PATH-WV - PATH, a proposed transmission line from West Virginia through Virginia into Maryland, which PJM cancelled in 2012, is a series limited liability company that is comprised of multiple series, each of which has separate rights, powers and duties regarding specified property and the series profits and losses associated with such property. A subsidiary of FE owns 100% of the Allegheny Series (PATH-Allegheny) and 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting. As of September 30, 2025, and December 31, 2024, the carrying value of the equity method investment was $17 million, which is expected to be recovered through a distribution.
In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a “public utility” and no longer is subject to FERC jurisdiction. FirstEnergy and its non-affiliated joint venture partner are completing the process of terminating the PATH corporate entities.

Goodwill

The Registrants evaluate goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. For 2025, the Registrants performed a qualitative assessment of their reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected capital investments, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.

FirstEnergy's reporting units are consistent with its reportable segments and consist of Distribution, Integrated and Stand-Alone Transmission. The following table presents goodwill by reporting unit as of September 30, 2025:

(In millions)	Distribution Segment	Integrated Segment	Stand-Alone Transmission Segment	FirstEnergy Consolidated
Goodwill	$3,222	$1,953	$443	$5,618

JCP&L’s reporting units are consistent with its reportable segments and consist of Distribution and Transmission. The following table presents goodwill by reporting unit as of September 30, 2025:

(In millions)	Distribution Segment	Transmission Segment	JCP&L Consolidated
Goodwill	$1,213	$598	$1,811
New Accounting Pronouncements

Recently Issued Pronouncements - The following new authoritative accounting guidance issued by the FASB has not yet been adopted. Unless otherwise indicated, the Registrants’ management is currently assessing the impact such guidance may have on their financial statements and disclosures, as well as the potential to early adopt where applicable. Management has assessed other FASB issuances of new standards not described below based upon the current expectation that such new standards will not significantly impact the Registrants’ financial statements.

ASU 2023-09, "Income taxes (Topic 280): Improvements to Income Tax Disclosures" (Issued in December 2023): ASU 2023-09 enhances disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how a company’s operations and related tax risks and tax planning and operational opportunities affect the tax rate and prospects for future cash flows. Disclosure requirements include a tabular reconciliation using both percentages and amounts, separated out into specific categories with certain reconciling items at or above 5% of the statutory tax as well as by nature and/or jurisdiction. In addition, entities will be required to disclose income taxes paid (net of refunds received), broken out between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes are paid to such jurisdiction. For the Registrants’, the guidance will be effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments within ASU 2023-09 are to be applied on a prospective basis, with retrospective application permitted.

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

ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (Issued in September 2025): ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for the Registrants beginning with the annual reporting period after December 15, 2027, and interim reporting periods within those annual reporting periods. The guidance is permitted to be applied using a prospective, retrospective or modified transition approach. Early adoption is permitted.

2. REVENUE

The disclosures in this note apply to both Registrants, unless indicated otherwise.

The following represents a disaggregation of FirstEnergy’s revenue from contracts with customers for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Distribution
Retail generation and distribution services:
Residential	$1,333	$1,222	$3,685	$3,460
Commercial	450	395	1,274	1,153
Industrial	170	138	484	437
Other	18	18	55	56
Wholesale	6	2	10	4
Other revenue from contracts with customers	23	23	60	63
Total revenues from contracts with customers	2,000	1,798	5,568	5,173
Other revenue unrelated to contracts with customers	20	19	63	59
Total Distribution	$2,020	$1,817	$5,631	$5,232

Integrated
Retail generation and distribution services:
Residential	$880	$802	$2,186	$1,954
Commercial	356	335	981	863
Industrial	158	151	461	436
Other	8	8	26	22
Wholesale	129	50	254	118
Transmission	109	86	320	283
Other revenue from contracts with customers	2	5	7	18
Total revenues from contracts with customers	1,642	1,437	4,235	3,694
Other revenue unrelated to contracts with customers	11	15	28	31
Total Integrated	$1,653	$1,452	$4,263	$3,725

Stand-Alone Transmission
ATSI	$273	$262	$791	$766
TrAIL	66	68	197	206
MAIT	121	116	365	330
KATCo	23	24	67	67
Other	—	—	—	(2)
Total revenues from contracts with customers	483	470	1,420	1,367
Other revenue unrelated to contracts with customers	5	5	15	14
Total Stand-Alone Transmission	$488	$475	$1,435	$1,381

Corporate/Other, Eliminations and Reconciling Adjustments (1)
Wholesale	$4	$2	$12	$6
Eliminations and reconciling adjustments	(17)	(17)	(48)	(48)
Total Corporate/Other, Eliminations and Reconciling Adjustments	$(13)	$(15)	$(36)	$(42)

FirstEnergy Total Revenues	$4,148	$3,729	$11,293	$10,296
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.

The following table represents a disaggregation of JCP&L’s revenue from contracts with customers for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Distribution
Retail generation and distribution services:
Residential	$606	$533	$1,318	$1,168
Commercial	204	183	554	473
Industrial	19	18	57	52
Other	6	6	17	15
Wholesale	2	2	3	4
Other revenue from contracts with customers	3	4	10	14
Total revenues from contracts with customers	840	746	1,959	1,726
Other revenue unrelated to contracts with customers	1	1	3	2
Total Distribution Segment Revenue	$841	$747	$1,962	$1,728

Transmission
Total Transmission Segment Revenue	$67	$57	$191	$175

Reconciling Adjustments(1)
Retail generation and distribution services	$(44)	$(39)	$(131)	$(115)

JCP&L Total Revenues	$864	$765	$2,022	$1,788
(1) Includes eliminations and reconciling adjustments of inter-segment revenues.
Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers. Billed and unbilled customer receivables as of September 30, 2025, and December 31, 2024, are included below:

Customer Receivables - FirstEnergy	September 30, 2025	December 31, 2024
	(In millions)
Billed	$950	$867
Unbilled	624	718
	1,574	1,585
Less: Uncollectible Reserve	55	55
Total FirstEnergy Customer Receivables	$1,519	$1,530

Customer Receivables - JCP&L	September 30, 2025	December 31, 2024
	(In millions)
Billed	$197	$166
Unbilled	126	118
	323	284
Less: Uncollectible Reserve	6	6
Total JCP&L Customer Receivables	$317	$278
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

Activity in the allowance for uncollectible accounts on customer receivables for the nine months ended September 30, 2025, and for the year ended December 31, 2024 are as follows:

	FirstEnergy	JCP&L

	(In millions)
Balance, January 1, 2024	$64	$9
Provision for expected credit losses(1)(2)	73	5
Charged to other accounts(3)	39	4
Write-offs	(121)	(12)
Balance, December 31, 2024	$55	$6
Provision for expected credit losses(1)(2)	64	6
Charged to other accounts(3)	28	2
Write-offs	(92)	(8)
Balance, September 30, 2025	$55	$6
(1) Approximately $25 million and $17 million of which was deferred for future recovery for FirstEnergy in the nine months ended September 30, 2025, and the year ended December 31, 2024, respectively.
(2) Approximately $6 million and $5 million of which was deferred for future recovery for JCP&L in the nine months ended September 30, 2025, and the year ended December 31, 2024, respectively.
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

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of Basic and Diluted EPS	2025	2024	2025	2024

(In millions, except per share amounts)

Earnings Attributable to FE	$441	$419	$1,069	$717

Share count information:
Weighted average number of basic shares outstanding	577	576	577	575
Assumed exercise of dilutive share-based awards	1	1	1	1
Weighted average number of diluted shares outstanding	578	577	578	576

EPS Attributable to FE:
Basic EPS	$0.76	$0.73	$1.85	$1.25

Diluted EPS	$0.76	$0.73	$1.85	$1.24

For the three and nine months ended September 30, 2025 and 2024, no shares from awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

The dilutive effect of the convertible notes is limited to the conversion obligation in excess of the aggregate principal amount of the convertible notes being converted. For the three and nine months ended September 30, 2025 and 2024, there was no dilutive effect resulting from the outstanding convertible notes as the average market price of FE shares of common stock was below the respective conversion prices, which as of September 30, 2025, were $46.48 per share for the 2026 Convertible Notes and $47.78 per share for the 2029 and 2031 Convertible Notes. See Note 6, "Fair Value Measurements," of the Combined Notes to Financial Statements of the Registrants for additional information on the convertible notes.
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
FirstEnergy cash flows from operating activities for the nine months ended September 30, 2025 and 2024, includes approximately $38 million and $44 million, respectively, of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.
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

The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

FirstEnergy Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2025	2024	2025	2024
	(In millions)
Service costs	$33	$35	$1	$1
Interest costs	93	99	5	5
Expected return on plan assets	(115)	(132)	(9)	(9)
Amortization of prior service costs (credits)	1	—	(1)	—
Net periodic benefit costs (credits)	$12	$2	$(4)	$(3)
Net periodic benefit credits, net of amounts capitalized	$(6)	$(15)	$(4)	$(4)

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Nine Months Ended September 30,	2025	2024	2025	2024
	(In millions)
Service costs	$98	$105	$2	$2
Interest costs	280	298	15	15
Expected return on plan assets	(345)	(397)	(28)	(26)
Amortization of prior service costs (credit)	1	1	(1)	(1)
Net periodic benefit costs (credits)	$34	$7	$(12)	$(10)
Net periodic benefit credits, net of amounts capitalized	$(19)	$(45)	$(13)	$(11)

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

JCP&L cash flows from operating activities for the nine months ended September 30, 2024, includes approximately $7 million of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.

JCP&L’s net periodic benefit costs (credits) for pension and OPEB were as follows:

	Pension		OPEB
(In millions)	2025	2024	2025	2024
For the Three Months Ended September 30,
JCP&L's share of net periodic benefit credits (1)	$(1)	$(1)	$(4)	$(3)
Allocated net periodic benefit costs from affiliates (1) (2)	$2	$2	$—	$—

For the Nine Months Ended September 30,
JCP&L's share of net periodic benefit credits(1)	$(3)	$(4)	$(11)	$(10)
Allocated net periodic benefit costs from affiliates(1) (2)	$7	$6	$—	$—
(1) Includes amounts capitalized.
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

The following table reconciles the FirstEnergy effective income tax rate to the federal income tax statutory rate for the three and nine months ended September 30, 2025 and 2024:

FirstEnergy	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Income before income taxes	$610	$560	$1,556	$1,125
Federal income tax expense at the 21% statutory rate	$128	$118	$327	$236
Increases (reductions) in tax expense resulting from:
State and municipal income taxes, net of federal tax benefit	34	33	90	76
AFUDC equity and other flow-through	(15)	(6)	(34)	(19)
Deductions associated with certain equity method investments	—	(14)	—	(14)
Tax related to FE’s equity interest earnings from FET	4	4	12	13
Excess deferred tax amortization	(8)	(13)	(33)	(40)
Nondeductible SEC and OAG settlements	—	—	—	27
Remeasurement of excess deferred income taxes	(70)	(21)	(70)	(21)
Valuation allowances	—	(3)	—	33
Other, net	5	(4)	—	3
Total income taxes	$78	$94	$292	$294
Effective income tax rate	12.8%	16.8%	18.8%	26.1%

The following table reconciles the JCP&L effective income tax rate to the federal income tax statutory rate for the three and nine months ended September 30, 2025 and 2024:

JCP&L	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Income before income taxes	$160	$150	$313	$216
Federal income tax expense at the 21% statutory rate	$34	$32	$66	$45
Increases (reductions) in tax expense resulting from:
State income taxes, net of federal tax benefit	11	11	22	15
AFUDC equity and other flow-through	(2)	—	(5)	—
Excess deferred tax amortization	(1)	(1)	(3)	(4)
Other, net	(1)	(1)	(1)	2
Total income taxes	$41	$41	$79	$58
Effective income tax rate	25.6%	27.3%	25.2%	26.9%

As a result of several IRS private letter rulings issued during 2024 to another taxpayer, FERC recently issued orders to a non-affiliate that concluded that certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FirstEnergy determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected in the table above as the remeasurement of excess deferred income taxes, and an increase in accumulated deferred income tax assets for ratemaking purposes, which will increase overall rate base. FirstEnergy is in the process of making the appropriate updates in its annual formula rates for the impacted subsidiaries.

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

On September 30, 2025, the IRS issued additional guidance on the corporate AMT. FirstEnergy is assessing this additional guidance and while it continues to believe, more likely than not, it will be subject to corporate AMT, the additional guidance provides certain adjustments to regulated utilities in calculating corporate AMT, which may reduce FirstEnergy’s AMT estimates. Additionally, the future issuance of the U.S. Treasury’s revised proposed AMT regulations and, ultimately, the final AMT regulations, as well as additional future federal tax legislation or presidential executive orders, could significantly change FirstEnergy’s AMT estimates or its conclusions as to whether it is an AMT payer. JCP&L is party to an intercompany income tax allocation agreement with FirstEnergy and, accordingly, may be allocated a share of any corporate AMT paid by the FirstEnergy consolidated tax group. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

On March 25, 2024, FirstEnergy closed on the FET Equity Interest Sale realizing an approximate $7 billion tax gain from the combined sale of 49.9% of the equity interests of FET for consideration received and recapture of negative tax basis in FET. As of December 31, 2023, FirstEnergy had approximately $8.1 billion of gross federal NOL carryforwards available to offset a majority of the tax gain and taxable income in 2024. Due to certain limitations on NOL utilization enacted in the TCJA, approximately $1.7 billion NOL is carrying forward into 2025 and possibly beyond. In the first quarter of 2024, FirstEnergy recognized a net tax charge of approximately $46 million, comprised of updates to estimated deferred tax liability for the deferred gain from the 19.9% FET equity interest sale in May 2022, deferred tax liability related to its ongoing investment in FET, and valuation allowance associated with the expected utilization of certain state NOL carryforwards impacted by the sale and the PA Consolidation, and recognized a reduction to OPIC of approximately $803 million for federal and state income tax associated with the tax gain from closing on the FET Equity Interest Sale.
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

The Registrants primarily apply the market approach for recurring fair value measurements using the best information available. Accordingly, the Registrants maximize the use of observable inputs and minimize the use of unobservable inputs. There were no changes in valuation methodologies used as of September 30, 2025, from those used as of December 31, 2024. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following table sets forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy as of September 30, 2025, and December 31, 2024:

	September 30, 2025				December 31, 2024
FirstEnergy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$9	$9	$—	$—	$7	$7
Equity securities	2	—	—	2	2	—	—	2
Debt securities(2)	—	283	—	283	—	276	—	276
Cash, cash equivalents and restricted cash(3)	1,431	—	—	1,431	154	—	—	154
Other(4)	—	48	—	48	—	45	—	45
Total assets	$1,433	$331	$9	$1,773	$156	$321	$7	$484

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(6)	$(6)	$—	$—	$—	$—
Total liabilities	$—	$—	$(6)	$(6)	$—	$—	$—	$—

Net assets	$1,433	$331	$3	$1,767	$156	$321	$7	$484
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Related to JCP&L’s investments held in the spent nuclear fuel disposal trusts, see below.
(2) Restricted cash of $27 million and $43 million as of September 30, 2025, and December 31, 2024, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective securitization or funding companies.
(4) Primarily consists of short-term investments, of which $9 million and $6 million as of September 30, 2025, and December 31, 2024, respectively, are held by JCP&L.

INVESTMENTS

All temporary cash investments purchased with an initial maturity of three months or less are reported as “Cash equivalents” on the Consolidated Balance Sheets at cost, which approximates their fair market value. Investments other than cash and cash equivalents include AFS debt securities and other investments. The Registrants have no debt securities held for trading purposes.

Generally, unrealized gains and losses on equity securities are recognized in income whereas unrealized gains and losses on AFS debt securities are recognized in AOCI. However, JCP&L’s spent nuclear fuel disposal trusts are subject to regulatory accounting with all gains and losses on equity and AFS debt securities offset against regulatory assets.

Spent Nuclear Fuel Disposal Trusts

JCP&L holds debt securities within the spent nuclear fuel disposal trust, which are classified as AFS securities and recognized at fair market value. The trust is intended for funding spent nuclear fuel disposal fees to the DOE associated with the previously owned Oyster Creek and Three Mile Island Unit 1 nuclear power plants.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of September 30, 2025, and December 31, 2024:

	September 30, 2025(1)				December 31, 2024(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$296	$1	$(14)	$283	$299	$—	$(23)	$276
(1) Excludes short-term cash investments of $9 million as of September 30, 2025.
(2) Excludes short-term cash investments of $6 million as of December 31, 2024.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three and nine months ended September 30, 2025 and 2024, were as follows for the Registrants:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Sale proceeds	$59	87	$89	$104
Realized gains	—	—	—	—
Realized losses	(6)	(11)	(9)	(13)
Interest and dividend income	4	3	10	9

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Earnings and losses associated with corporate-owned life insurance policies and equity method investments are reflected in “Miscellaneous Income, net” line on FirstEnergy’s Consolidated Statements of Income. Other investments were $342 million and $370 million as of September 30, 2025, and December 31, 2024, respectively, and are excluded from the amounts reported above. See Note 1, "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants for additional information on FirstEnergy's equity method investments.

For the three months ended September 30, 2025 and 2024, pre-tax income related to corporate-owned life insurance policies was $8 million and $10 million, respectively, and $17 million and $20 million for the nine months ended September 30, 2025 and 2024. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as “Short-term borrowings” on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, the Registrants believe that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of September 30, 2025, and December 31, 2024:

FirstEnergy	September 30, 2025	December 31, 2024
	(In millions)
Carrying value	$27,340	$23,594
Fair value	$26,727	$22,128

JCP&L	September 30, 2025	December 31, 2024
	(In millions)
Carrying value	$3,700	2,350
Fair value	$3,707	2,284

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of the Registrants. The Registrants classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2025, and December 31, 2024.

FirstEnergy and JCP&L had the following issuances and redemptions during the nine months ended September 30, 2025:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE	Senior Unsecured Notes	March, 2025	2.05%	2025	$300	FE redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.
FE	Senior Unsecured Convertible Notes	June, 2025	4.00%	2026	$1,206	FE repurchased approximately $1,206 million of the principal amount of its 2026 Convertible Notes for $1,225 million, including a premium of approximately $19 million.
Issuances
TrAIL	Senior Unsecured Notes	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that came due in 2025, to refinance existing debt, for working capital, and for other general corporate purposes.
ATSI	Senior Unsecured Notes	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
OE	Senior Unsecured Notes	May, 2025	4.95%	2029	$300	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured Notes	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
PE	FMBs	June, 2025	5.00%	2030	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
TE	Senior Secured Notes	June, 2025	5.18%	2030	$100	Proceeds were used to refinance existing debt, to finance capital expenditures, and for other general corporate purposes.
FE	Senior Unsecured Convertible Notes	June, 2025	3.63%	2029	$1,350	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.
FE	Senior Unsecured Convertible Notes	June, 2025	3.88%	2031	$1,150	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.
FET	Senior Unsecured Notes	August, 2025	4.75%	2033	$450	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
JCP&L	Senior Unsecured Notes	September, 2025	4.15%	2029	$350
Proceeds were used to refinance existing debt, including the repayment of all of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

JCP&L	Senior Unsecured Notes	September, 2025	4.40%	2031	$500
Proceeds were used to refinance existing debt, including the repayment of all of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

JCP&L	Senior Unsecured Notes	September, 2025	5.15%	2036	$500
Proceeds were used to refinance existing debt, including the repayment of all of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

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

Holders may convert notes at their option at any time prior to the close of business on the business day immediately preceding: (i) October 15, 2028, with respect to the 2029 Convertible Notes, and (ii) October 15, 2030, with respect to the 2031 Convertible Notes, only under certain conditions:

•During any calendar quarter, if the last reported sale price of FE’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five consecutive business day period immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the 2029 Convertible Notes and 2031 Convertible Notes for each trading day of such 10 trading-day period was less than 98% of the product of the last reported sale price of FE’s common stock and the conversion rate on each such trading day; or
•Upon the occurrence of certain corporate events specified in the indenture governing the 2029 Convertible Notes and 2031 Convertible Notes.

On or after October 15, 2028, in the case of the 2029 Convertible Notes, and on or after October 15, 2030, in the case of the 2031 Convertible Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the relevant series of notes, holders may convert all or any portion of their notes of such series at any time, regardless of the foregoing conditions. FE will settle conversions of such notes by paying cash up to the aggregate principal amount of the notes to be converted and paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted, subject to the applicable terms of the indentures.

The conversion rate for each of the series of notes will initially be 20.9275 shares of FE’s common stock per $1,000 principal amount of such notes (equivalent to an initial conversion price of approximately $47.78 per share of FE’s common stock). The initial conversion price of such notes represents a premium of approximately 20% over the last reported sale price of FE’s common stock on the New York Stock Exchange on June 9, 2025. The conversion rate and the corresponding conversion price will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date with respect to a series of notes (and, in the case of the 2031 Convertible Notes, if FE delivers a notice of redemption with respect to the 2031 Convertible Notes), FE will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes of such series in connection with such corporate event or redemption as applicable.

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

FET Senior Notes and Registration Rights

On August 13, 2025, FET issued $450 million of senior unsecured notes due in 2033, in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days of closing of the offering.

JCP&L Senior Notes and Registration Rights

On December 5, 2024, JCP&L issued $700 million of senior unsecured notes due in 2035 in a private offering that included a registration rights agreement in which JCP&L agreed to conduct an exchange offer of these senior notes for like principal amounts registered under the Securities Act. On April 1, 2025, JCP&L filed a registration statement on Form S-4 with the SEC, which became effective on April 11, 2025.

On September 4, 2025, JCP&L issued: (i) $350 million of senior unsecured notes due in 2029; (ii) $500 million of senior unsecured notes due in 2031; and (iii) $500 million of senior unsecured notes due in 2036, in a private offering that included a registration rights agreement in which JCP&L agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days of closing of the offering.

On October 16, 2025, JCP&L redeemed $650 million of its 4.30% senior unsecured notes due 2026 from proceeds of the September 2025 senior unsecured notes issuances discussed above.

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

Consolidated VIEs
Total assets on the FirstEnergy consolidated balance sheets include approximately $12.8 billion and $12 billion of consolidated VIE assets, as of September 30, 2025, and December 31, 2024, respectively, that can only be used to settle the liabilities of the applicable VIE. Total liabilities include approximately $9.7 billion and $9.1 billion as of September 30, 2025, and December 31, 2024, respectively, of consolidated VIE liabilities for which the VIE's creditors do not have recourse to FirstEnergy. JCP&L does not have any consolidated VIEs.

VIEs in which FirstEnergy is the primary beneficiary consist of the following, and are included in FirstEnergy’s consolidated financial statements:

Securitization Companies
•Ohio Securitization Companies - In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable electric company. As of September 30, 2025, and December 31, 2024, $159 million and $175 million of the phase-in recovery bonds were outstanding, respectively.

•MP and PE Environmental Funding Companies - The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of September 30, 2025, and December 31, 2024, $156 million and $188 million of environmental control bonds were outstanding, respectively.

Cash of $25 million and $40 million, respectively, as of September 30, 2025 and December 31, 2024 collected from MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies is included in “Restricted cash” on the FirstEnergy Consolidated Balance Sheets.

FET

FET is a holding company that owns equity interests in ATSI, MAIT, TrAIL and PATH. As of September 30, 2025, FE’s equity ownership in FET is 50.1% and Brookfield’s is 49.9%. FirstEnergy has concluded that FET is a VIE and that FE is the primary beneficiary because FE has exposure to the economics of FET and the power to direct significant activities of FET through the FESC services agreement, which represents a separate variable interest.

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

The following shows the carrying amounts and classification of the FET assets and liabilities included in FirstEnergy’s consolidated financial statements as of September 30, 2025, and December 31, 2024. Amounts exclude intercompany balances which were eliminated in consolidation. The assets of FET can only be used to settle its obligations, and creditors of FET do not have recourse to the general credit of FE.

Assets	As of September 30, 2025	As of December 31, 2024
	(In millions)
Cash and cash equivalents	$188	$8
Receivables	98	94
Materials and supplies, at average cost	1	1
Prepaid taxes and other current assets	44	21
Total current assets	331	124
Property, plant and equipment, net	12,133	11,217
Goodwill	224	224
Investments	19	19
Regulatory assets	7	18
Other noncurrent assets	108	334
Total noncurrent assets	12,491	11,812
TOTAL ASSETS	$12,822	$11,936

Liabilities	As of September 30, 2025	As of December 31, 2024
	(In millions)
Currently payable long-term debt	$75	$625
Short-term borrowings	280	300
Accrued interest	78	68
Accrued taxes	327	306
Other current liabilities	13	15
Total current liabilities	773	1,314
Long-term debt and other long-term obligations	6,629	5,239
Accumulated deferred income taxes	1,521	1,412
Regulatory liabilities	440	442
Other noncurrent liabilities	16	299
Total noncurrent liabilities	8,606	7,392
TOTAL LIABILITIES	$9,379	$8,706

Unconsolidated VIEs

FirstEnergy is not the primary beneficiary of PATH-WV, as further discussed above, or its PPAs. FirstEnergy was also not the primary beneficiary of its former 33-1/3% equity ownership in Global Holding, which was sold to WMB Marketing Ventures, LLC and Pinesdale LLC in July 2025.

The Registrants evaluated their PPAs and determined that certain Non-Utility Generation entities may be VIEs to the extent that they own a plant that sells substantially all of its output to the applicable utilities and the contract price for power is correlated with the plant’s variable costs of production. As of September 30, 2025, FirstEnergy maintains six long-term PPAs, one at JCP&L, with Non-Utility Generation entities that were entered into pursuant to the Public Utility Regulatory Policies Act of 1978. The

Registrants were not involved in the creation of, and have no equity or debt invested in, any of these entities. The Registrants have determined that they do not have a variable interest, or the entities do not meet the criteria to be considered a VIE.

Because the Registrants have no equity or debt interests in the Non-Utility Generation entities, their maximum exposure to loss relates primarily to the above-market costs incurred for power, which are expected to be recovered from customers.

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

The following table summarizes the changes to the ARO balances as of September 30, 2025, and December 31, 2024.

	FirstEnergy	JCP&L
	(In millions)
Balance, January 1, 2024	$209	$7
Changes in timing and amount of estimated cash flows	131	—
Liabilities incurred	95	—
Liabilities settled	(4)	—
Accretion	24	1
Balance, December 31, 2024	455	8
Liabilities incurred	1	—
Liabilities settled (1)	(153)	—
Accretion	20	—
Balance, September 30, 2025	$323	$8
(1) FirstEnergy amounts include the transfer of the McElroy’s Run CCR impoundment facility as well as the adjacent dry landfill and related remediation obligations to a subsidiary of IDA Power, LLC.

During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the nine months ended September 30, 2025, AE Supply made $46 million of cash payments to the escrow account.

As further discussed below in Note 10 “Commitments, Guarantees, and Contingencies - Regulation of Waste Disposal,” on May 8, 2024, the EPA finalized changes to the CCR rule addressing certain legacy CCR disposal sites that were not included in previous CCR rules. As a result, during 2024, FirstEnergy performed a preliminary assessment of former CCR disposal sites and calculated an initial estimate applying historical experience in remediating comparable sites and recorded a $139 million increase to its ARO in 2024. JCP&L did not have any legacy CCR disposal sites that were applicable to the new CCR rule.

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

STATE REGULATION

Each of the Electric Companies’ retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE and TrAIL in Virginia, ATSI in Ohio, the Transmission Companies in Pennsylvania, PE and MP in West Virginia, and PE in Maryland are subject to certain regulations of the VSCC, PUCO, PPUC, WVPSC, and MDPSC, respectively. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state regulatory authorization to site, construct and operate the new transmission facility.

MARYLAND

PE operates under MDPSC-approved distribution base rates that were effective as of October 19, 2023, and that were subsequently modified by an MDPSC order dated January 3, 2024, which became effective as of March 1, 2024. PE also provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third-party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS.

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Additionally, at the direction of the MDPSC, PE together with other Maryland utilities were required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE recovers EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Consistent with an MDPSC order dated December 29, 2022, phasing out the unamortized balances of EmPOWER investments, PE is required to expense 67% of its EmPOWER Maryland program costs in 2025, and 100% in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. New legislation which took effect on July 1, 2024 is expected to reduce the carrying costs on the EmPOWER unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. On August 6, 2025, the Circuit Court for Washington County, Maryland issued an order granting PE’s petition, finding that the legislature may not change terms to apply retroactively to monies already expended. MDPSC and the Maryland Office of People’s Counsel have each appealed the decision.

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

The settlement of the distribution rate case in 2020, provided among other things, that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023, which deadline was extended until July 31, 2023. JCP&L and one other party filed comments on July 31, 2023. On July 16, 2025, the NJBPU issued its final order, directing 100 of the 105 recommendations be implemented, including certain modifications. JCP&L filed its implementation plan on September 22, 2025, and began quarterly progress reporting in October 2025.

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

On May 23, 2025, JCP&L filed with the NJBPU a motion seeking declaratory guidance in view of recent offshore wind developments, including a shift in federal energy policy toward more traditional energy resources. JCP&L requested that the NJBPU provide guidance either affirming the current project schedule or, alternatively, authorizing JCP&L to modify the schedule. On June 9, 2025, responses to JCP&L’s motion were filed with the NJBPU, including a cross-motion by the New Jersey Division of Rate Counsel to reopen the offshore wind transmission proceeding, which JCP&L opposed. JCP&L advised that it intended to comply with its contractual obligations to construct the transmission project, and that its motion was limited to seeking guidance on the construction milestones. While the motion and cross-motion are pending decision, JCP&L will continue to construct the project per the milestones that are described in JCP&L’s contract with PJM. On July 28, 2025, the New Jersey Division of Rate Counsel asked the NJBPU to take judicial notice of a recent NYPSC order terminating its offshore wind transmission infrastructure process in the interest of protecting ratepayers. On August 13, 2025, the NJBPU issued an order requesting that JCP&L delay expenditures of certain of the transmission investment planned by JCP&L for a 2.5-year period, and directing that JCP&L work with NJBPU staff and PJM to ensure alignment as to the work that is to be continued on the original timeline and the work that is to be delayed consistent with the order.

Consistent with the commitments made in its proposal to the NJBPU, JCP&L formally submitted in November 2023 the first part of its application to the DOE to finance a substantial portion of the project using low-interest rate loans available under the DOE’s Energy Infrastructure Reinvestment Program of the IRA. JCP&L submitted the second part of its two-part application on March 13, 2024, which was approved on May 17, 2024. The DOE Loan Program Office initiated a due diligence review of the application shortly thereafter. On January 16, 2025, the DOE announced a conditional commitment to JCP&L for a loan guarantee of up to approximately $716 million for the project. On August 20, 2025, the DOE terminated its conditional commitment to JCP&L due to the DOE’s determination that a condition precedent could not be satisfied.

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

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that included JCP&L, NJBPU Staff and New Jersey Division of Rate Counsel, pursuant to which, among other things, JCP&L agreed to apply a temporary rate credit of $30.00 to each residential electric customer’s monthly bill in July and August 2025 that would be deferred in a regulatory asset and recovered with a charge of $10 applied to each residential bill from September 2025 through February 2026 to recover the amounts deferred, without carry charges, subject to a final reconciliation. As of September 30, 2025, JCP&L's regulatory asset associated with this temporary rate credit was approximately $50 million.

On August 13, 2025, the NJBPU issued an Order to Show Cause reviewing JCP&L’s 2024 Annual System Performance Report, which includes information regarding JCP&L’s systems level of electric service reliability performance during the prior calendar year. Failure to attain NJBPU’s minimum reliability levels may subject JCP&L to a penalty. The NJBPU order alleges JCP&L has failed to achieve minimum reliability levels for calendar years 2022, 2023, and 2024, and directed JCP&L to file an answer demonstrating why the NJBPU should not impose certain penalties upon JCP&L for such failure, which JCP&L filed on October 10, 2025.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. ESP V, as modified by the PUCO, provided for, among other things, the continuation of existing riders related to purchased power, transmission and uncollectibles, the continuation of the DCR rider with proposed annual revenue cap increases until new base rates are established, the continuation of the AMI rider, and the addition of new riders for recovery of storm and vegetation management expenses. Many of the terms and conditions were to be reconsidered in the base rate case. The ESP V order additionally directed the Ohio Companies to file another base distribution rate case not later than May 31, 2028, and contribute $32.5 million during the term of ESP V to fund low-income customer bill assistance programs and bill assistance for income-eligible senior citizens, and to develop an electric vehicle education program to assist customers in transitioning to electric vehicles which was recognized in the second quarter of 2024 within “Other operating expenses” at the Regulated Distribution segment and on FirstEnergy’s Consolidated Statements of Income. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider, with an annual revenue cap of $390 million, and denied the Ohio Companies’ request to continue ESP IV’s DCR rider revenue cap increases of $15 million per year. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. The PUCO also denied the Ohio Companies’ request to lift the base rate freeze in ESP IV, permitting the Ohio Companies’ pending base rate case to continue, but prohibiting new rates from going into effect until either the effective date of ESP VI, or the staff agrees that the freeze be lifted and new rates be implemented. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP

IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Ohio Supreme Court granted the Ohio Companies motion to intervene in the appeal. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the PUCO and the Ohio Companies, filed their briefs on August 26, 2025, to which OCC and NOAC replied on September 15, 2025.

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

On March 14, 2025, as directed by the PUCO in its December 18, 2024, order approving the Ohio Companies’ revised ESP IV tariffs, the Ohio Companies filed with the PUCO a request to commence their statutorily required quadrennial review of ESP IV and establish a proposed schedule. On July 10, 2025, the Ohio Companies withdrew the request for the PUCO to establish a procedural schedule following the May 15, 2025 signing by the Ohio Governor of HB 15 ending the statutory mandate to conduct the quadrennial review, effective August 14, 2025. The OCC filed its response to the Ohio Companies of notice of withdrawal on July 25, 2025, to which the Ohio Companies replied on August 1, 2025. The matter remains pending before the PUCO.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million, with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies request recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony. On July 31, 2024, the Ohio Companies filed an update that adjusted the net increase in base distribution revenues to approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. On January 27, 2025, the Ohio Companies filed a notice in the base rate case notifying parties that they will update their application for an increase in base distribution rates to reflect the withdrawal of ESP V and the reversion to ESP IV. The PUCO staff hired a third-party to assist in the review of the Ohio Companies' base rate case filing, and on February 21, 2025, PUCO staff and the third-party auditor each filed their reports. The auditor’s report recommended adjustments which would result in a net increase of the Ohio Companies’ base distribution revenues of approximately $8 million, with a return on equity of 9.63% and capital structures of 48.8% debt and 51.2% equity for each of the Ohio Companies. The PUCO staff’s report takes limited positions on the auditor’s finding and recommendations and makes additional findings. On March 24, 2025, the Ohio Companies, OCC, and other parties filed objections to the PUCO’s staff report and the auditor’s report. In addition, the Ohio Companies filed certain pieces of supplemental testimony and intervenors filed direct testimony. The Ohio Companies and various parties are engaged in settlement discussions with respect to the pending base rate case. Evidentiary hearings were held between May 5, 2025, and May 29, 2025. Initial and reply briefs were filed on June 20, 2025 and July 7, 2025, respectively. On July 21, 2025, the Ohio Companies filed a motion to strike, to which the PUCO staff and other intervenors responded on August 5, 2025. The Ohio Companies filed their reply on August 12, 2025. An order is anticipated in November 2025.

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

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the expanded DCR rider audit proceeding described below and on November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit, discussed further below, be consolidated with the already-consolidated DMR audit and expanded DCR rider audit proceeding. Evidentiary hearings were held between June 10, 2025, and June 27, 2025. Initial and reply briefs were filed by the parties on July 21, 2025, and August 4, 2025, respectively.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directed the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the DCR rider audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15,000. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On September 30, 2024, the third-party auditor’s report was filed. The audit examined 53 payments totaling approximately $75 million made in support of the passage of HB 6 and subsequent referendum efforts, and concluded that less than $5 million was allocated to the Ohio Companies. The audit report affirmed the Ohio Companies’ conclusion in its August 6, 2021 filing that a rate impact of less than $15,000 was charged to the Ohio Companies’ pole attachment customers associated with political and charitable spending in support of HB 6. On October 22, 2024, parties filed comments on the audit report, and on November 5, 2024, parties filed reply comments. The parties' comments remain pending with the PUCO. The administrative law judge set a procedural schedule on September 5, 2025. Evidentiary hearings are scheduled to begin on February 24, 2026.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On September 10, 2024, the Ohio Companies filed testimony describing their compliance with Ohio corporate separation laws and the implementation of the recommendations made in the audit reports. On September 20, 2024, intervenors filed testimony recommending fines for alleged violations of the Ohio corporate separation requirements. Evidentiary hearings were held on October 9 and 10, 2024; the scope of the hearings excluded allegations involving activities related to the passage of HB 6 and the former PUCO chairman, which were later addressed in hearings held between June 10, 2025, and June 27, 2025, as further described below. Initial and reply briefs have been filed by the Ohio Companies, PUCO staff and the intervening parties. To the extent the PUCO ultimately accepts the intervenors’ recommendations and issues a fine to the Ohio Companies, such amount is not expected to be material.

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

In connection with an ongoing annual audit of the Ohio Companies’ DCR rider for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through the DCR rider or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, and further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement. On November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit be consolidated with the already-consolidated DMR audit and the expanded DCR rider audit proceeding. Evidentiary hearings were held between June 10, 2025, and June 27, 2025. Initial and reply briefs were filed by the parties on July 21, 2025, and August 4, 2025, respectively.

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting the OVEC-related charges required by HB 6 to provide for refunds in the event such provisions of HB 6 are repealed. Neither the Ohio Companies nor FE benefit from the OVEC-related charges the Ohio Companies collect. Instead, the Ohio Companies were further required by HB 6 to remit all the OVEC-related charges they collect to non-FE Ohio electric distribution utilities until August 14, 2025, at which time HB 15 became effective and the Ohio Companies stopped collecting OVEC-related charges. The Ohio Companies contested the motions, which are pending before the PUCO.

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

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, the Pennsylvania Companies implemented energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWh for ME, 3.0% MWh for PN, 2.7% MWh for Penn, and 2.4% MWh for WP. The fourth phase of FE PA’s energy efficiency and peak demand reduction program, which runs for the five-year period beginning June 1, 2021 through May 31, 2026, was approved by the PPUC on June 18, 2020, providing cost recovery of approximately $390 million to be recovered through Energy Efficiency and Conservation Phase IV Riders for each FE PA rate district.

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

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates that became effective March 27, 2024. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is typically updated annually and MP and PE filed their ENEC filing on August 29, 2025, for rates effective January 1, 2026.

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

On August 29, 2025, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates by approximately $14 million, proposed to be effective January 1, 2026, which represents a 0.8% increase of total revenues. The proposed increase is driven primarily by an under-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. The WVPSC scheduled a hearing for December 15, 2025. An order from the WVPSC is expected by the end of first quarter 2026.

On August 29, 2025, MP and PE filed with the WVPSC their biennial review of their vegetation management program and surcharge. MP and PE have proposed an approximate $3.2 million decrease in the surcharge rates due to an over-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. The WVPSC scheduled a hearing for December 15, 2025. An order from the WVPSC is expected by the end of first quarter 2026.

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases, and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031, which are expected to require a capital investment that is currently estimated to total approximately $2.5 billion. A procedural order is expected from the WVPSC by the end of 2025, and MP and PE expect to seek approval to build or acquire a natural gas combined cycle plant from the WVPSC in the first quarter of 2026.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015, through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy reclassified certain transmission capital assets to operating expenses for the audit period. FirstEnergy fully recovered approximately $105 million ($13 million at JCP&L) of these costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024. Furthermore, the Ohio Companies are in the process of addressing the outcomes of the FERC Audit with the PUCO, which includes seeking continued rate base treatment of approximately $97 million of certain corporate support costs allocated to distribution capital assets as of September 30, 2025.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024, and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024, and January 13, 2025, the FERC Office of Enforcement issued further data requests related to the classification and recovery of a since terminated fuel consulting contract, to which FirstEnergy responded. If the FERC Office of Energy Market Regulation and the FERC Office of Enforcement were to successfully challenge the recovery of the 2022 reclassified operating expenses and formula transmission rates it could have a material adverse effect on FirstEnergy financial conditions, result of operations, and cash flows.

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke Energy Ohio, Inc. and AEP’s Ohio affiliate also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. The parties submitted their briefings and the case is pending before the Supreme Court of the U.S.

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

Transmission Planning Supplemental Projects

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

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100kV or higher; (ii) appoint “independent transmission monitors” to conduct such planning; and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy, together with the PJM transmission owners, filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FirstEnergy is unable to predict the outcome or estimate the impact that this complaint may have on its Transmission Companies, however, whether this lawsuit moves forward could have a material impact on FirstEnergy and its transmission capital investment strategy.

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome. The complainants assert that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid; and (ii) would be constructed with different routing than as originally proposed. FERC set May 7, 2025, as the deadline for intervention and comment. PE intervened, filing a motion to dismiss and answer on May 7, 2025. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 13, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 14, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and the other open rate design matters are being addressed in confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 Regional Transmission Expansion Plan Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which, was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The disclosures in this note apply to both Registrants, unless indicated otherwise.

FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FE and its subsidiaries could be required to make under these guarantees as of September 30, 2025, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$397
Vehicle leases	75
McElroy Run transfer	129
Other	14
615
FE’s Guarantees on Other Assurances
Surety Bonds	158
Deferred compensation arrangements	93
LOCs	185
436
Total Guarantees and Other Assurances	$1,051

JCP&L - GUARANTEES AND OTHER ASSURANCES
JCP&L has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of September 30, 2025, was $46 million as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
Surety Bonds	$18
LOCs	28
Total Guarantees and Other Assurances	$46
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

As of September 30, 2025, $185 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $32 million of net cash collateral as of September 30, 2025, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2025:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$90	$1	$91
Surety bonds (collateralized amount)(1)	110	153	263
Total Exposure from Contractual Obligations	$200	$154	$354
(1) Surety Bonds are not tied to a credit rating. Surety Bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $22 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

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

JCP&L has posted $28 million of collateral in the form of LOCs as of September 30, 2025. JCP&L is holding $7 million of net cash collateral as of September 30, 2025, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2025:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual obligations for additional collateral
Upon downgrade	$58
Surety bonds (collateralized amount)(1)	17
Total Exposure from Contractual Obligations	$75
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million as of September 30, 2025 of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate the Registrants with regard to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. While the Registrants’ environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. The Registrants cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact their business, results of operations, cash flows and financial condition. In general, environmental requirements applicable to the electric power sector are becoming increasingly prescriptive and stringent, and the EPA finalized a number of rules in 2024 that could impact the Registrants. However, the Trump administration has issued certain executive orders and stated its intention to rescind, revise or replace some existing environmental regulations and the ultimate impact of recently finalized rules, several of which are in litigation, and any replacement rules are uncertain.

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to the Registrants. The specific timing or outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and litigation is also anticipated to occur. The disclosures herein do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the Supreme Court of the U.S. stayed the rule during the pendency of the challenges to the D.C. Circuit and Supreme Court of the U.S. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rulemaking and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the Supreme Court of the U.S. in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule, which proposed stringent GHG emissions limitations based on fuel type and unit retirement date, was issued as final by the EPA on April 25, 2024. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. On July 19, 2024, the D.C. Circuit denied the stay motions and on July 23 and 26, 2024 the aggrieved petitioners filed emergency stay applications to the Supreme Court of the U.S. On October 16, 2024, the Supreme Court of the U.S. denied the stay applications. On December 6, 2024, oral arguments on the merits of the challenge were heard by the D.C. Circuit. On February 5, 2025, the Department of Justice filed an unopposed motion on behalf of the EPA in the D.C. Circuit, seeking to hold the litigation in abeyance, and forego issuing its opinion, for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 19, 2025, the D.C. Circuit granted the EPA’s motion. The D.C. Circuit subsequently granted a second motion from the EPA placing the litigation in abeyance until further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal the GHG rule.

Among other deregulatory actions, Executive Order 14514 directs the EPA Administrator to make recommendations on the “legality and continuing applicability” of the EPA’s 2009 Endangerment Finding, which forms the basis for the EPA's GHG regulations. On March 12, 2025, the EPA announced a series of planned deregulatory actions that it would be taking related to such executive order, including reconsideration of the regulations to limit power plant GHG emissions. On July 29, 2025, the EPA announced a proposal to rescind its 2009 Endangerment Finding, which, if finalized, would repeal all resulting GHG emissions regulations. Depending on the outcome of any appeals and the EPA review, compliance with the GHG emissions limits could require additional capital expenditures or changes in operation at the Fort Martin and Harrison power stations.

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

FirstEnergy has pledged to achieve carbon neutrality by 2050 with respect to GHGs within FirstEnergy’s direct operational control (known as Scope 1 emissions). FirstEnergy’s ability to achieve its GHG reduction goal is subject to its ability to make operational changes and is conditioned upon numerous risks, many of which are outside of its control. With respect to FirstEnergy’s coal-fired plants in West Virginia, which serve as the primary source of its Scope 1 emissions, it has identified that the end of the useful life date is 2035 for Fort Martin and 2040 for Harrison. MP filed its 10-year integrated resource plan with the WVPSC on October 1, 2025, which highlighted, among other things, the need for new dispatchable generation in West Virginia. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If FirstEnergy is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s financial condition, results of operations, and cash flow. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits were renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025, for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Group filed a motion to stay the rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions and motions for stay have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. On October 10, 2024, the U.S. Court of Appeals for the Eighth Circuit denied the motions for stay. On February 19, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the U.S. Court of Appeals for the Eighth Circuit, seeking to hold the litigation in abeyance for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 28, 2025, U.S. Court of Appeals for the Eighth Circuit granted the EPA’s motion. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the 2024 ELG rule. On October 10, 2025, the EPA published a proposed ELG Deadline Extensions Rule and companion Direct Final Rule extending certain compliance deadlines included in the 2024 ELG Rule. Depending on the outcome of appeals and the EPA’s review, compliance with the 2024 ELG rule could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. FirstEnergy is currently assessing the impact of the final rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025 with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the nine months ended September 30, 2025, AE Supply made $46 million of cash payments to the escrow account.

On May 8, 2024, the EPA issued the Legacy CCR Rule, which finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments. The rule extends 2015 CCR Rule requirements for groundwater monitoring and protection, operational and reporting procedures as well as closure requirements to impoundments and landfills that were not originally included for coverage by the 2015 CCR Rule. Furthermore, the EPA’s interpretations of the EPA CCR regulations continue to evolve through enforcement and other regulatory actions. FirstEnergy is currently assessing the potential impacts of the final rule, including a review of additional sites to which the new rule might be applicable. On February 13, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the D.C. Circuit, seeking to hold the litigation, which was filed on August 8, 2024, by the Utility Solid Waste Act Group with FE as a member, in abeyance for a period of 120 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed, which the D.C. Circuit granted. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the final Legacy CCR Rule. FirstEnergy continues to monitor the EPA’s actions related to CCR regulations; however, the ultimate impact is unknown at this time and is subject to the outcome of the litigation and any future state regulatory actions. Depending on the outcome of appeals and the EPA’s rule, compliance with the final Legacy CCR Rule could require remedial actions, including removal of coal ash. See Note 8, “Asset Retirement Obligations,” of the Combined Notes to Financial Statements of the Registrants above for a description of the $139 million increase to its ARO that FirstEnergy recorded during 2024 as a result of its analysis. JCP&L did not have any legacy CCR disposal sites that were applicable to the 2024 CCR rules.

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of September 30, 2025, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $93 million have been accrued through September 30, 2025, of which approximately $67 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter as to FE. Under the DPA, FE agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA required that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, consisting of (x) $115 million paid by FE to the U.S. Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as an expense in the second quarter of 2021 and paid in the third quarter of 2021. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue: (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office, including the aforementioned federal indictment against two former FirstEnergy senior officers. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information. On February 26, 2025, the U.S. Attorney’s Office filed a status report confirming these commitments.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020, and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the U.S. Court of Appeals for the Sixth Circuit seeking to appeal that order. On August 13, 2025, the Sixth Circuit vacated the S.D. Ohio’s order granting class certification. On October 14, 2025, the S.D. Ohio scheduled oral arguments for November 6, 2025, to further consider class certification in light of the Sixth Circuit’s decision. On October 17, 2025, plaintiffs filed a notice with the S.D. Ohio withdrawing their claims under Sections 10(b) and 20(a) of the Exchange Act pertaining to the FE senior notes. On July 29, 2024, FE filed in the U.S. Court of Appeals for the Sixth Circuit a Petition for Writ of Mandamus asking the Sixth Circuit to direct the S.D. Ohio to deny plaintiffs’ motion to compel disclosure of FE’s privileged internal investigation materials. On October 3, 2025, the Sixth Circuit granted FE’s Petition for Writ of Mandamus and vacated the S.D. Ohio’s order to produce privileged internal investigation materials. On October 9, 2025, plaintiffs filed a petition for rehearing of that decision. The Sixth Circuit directed FE to respond to plaintiffs’ petition by October 30, 2025. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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
Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, at book value to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. Also included in Corporate/Other for segment reporting is 67 MWs of net maximum generation capacity, representing AE Supply’s OVEC capacity entitlement. As of September 30, 2025, Corporate/Other had approximately $7.1 billion of external FE holding company debt.

Financial information for FirstEnergy’s reportable segments and reconciliations to consolidated amounts is presented below:

For the Three Months Ended	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated

	(In millions)
September 30, 2025
External revenues	$2,010	$1,651	$483	$4,144	$4	$—	$4,148
Internal revenues	10	2	5	17	—	(17)	—
Total revenues	$2,020	$1,653	$488	$4,161	$4	$(17)	$4,148
Other operating expenses(1)	570	337	75	982	(3)	(3)	976
Depreciation(1)	165	141	92	398	19	—	417
Amortization of regulatory assets, net	46	42	1	89	—	—	89
Equity method investment earnings	—	—	—	—	—	—	—
Interest expense(1)	101	75	83	259	85	(32)	312
Income taxes (benefits)(1)	48	60	(21)	87	(9)	—	78
Other expense (income) items(2)	860	815	136	1,811	(8)	32	1,835
Earnings (losses) attributable to FE	230	183	122	535	(94)	—	441
Cash Flows from Investing Activities:
Capital investments	$416	$508	$412	$1,336	$(20)	$—	$1,316

September 30, 2024
External revenues	$1,806	$1,451	$470	$3,727	$2	$—	$3,729
Internal revenues	11	1	5	17	—	(17)	—
Total revenues	$1,817	$1,452	$475	$3,744	$2	$(17)	$3,729
Other operating expenses(1)	644	349	113	1,106	(4)	(3)	1,099
Depreciation(1)	163	132	84	379	21	—	400
Amortization (deferral) of regulatory assets, net	(55)	20	2	(33)	—	—	(33)
Equity method investment earnings, net	—	—	—	—	21	—	21
Interest expense(1)	106	62	70	238	80	(42)	276
Income taxes (benefits)(1)	34	36	40	110	(16)	—	94
Other expense (income) items(2)	732	656	94	1,482	(29)	42	1,495
Earnings (losses) attributable to FE	193	197	72	462	(43)	—	419
Cash Flows from Investing Activities:
Capital investments	$289	$382	$299	$970	$34	$—	$1,004

For the Nine Months Ended
September 30, 2025
External revenues	$5,602	$4,259	$1,420	$11,281	$12	$—	$11,293
Internal revenues	29	4	15	48	—	(48)	—
Total revenues	$5,631	$4,263	$1,435	$11,329	$12	$(48)	$11,293
Other operating expenses(1)	1,831	980	247	3,058	(45)	(8)	3,005
Depreciation(1)	490	418	275	1,183	60	—	1,243
Amortization (deferral) of regulatory assets, net	(71)	47	4	(20)	—	—	(20)
Equity method investment earnings	—	—	—	—	—	—	—
Interest expense(1)	301	208	237	746	253	(100)	899
Income taxes (benefits)(1)	151	135	55	341	(49)	—	292
Other expense (income) items(2)	2,320	2,040	339	4,699	6	100	4,805
Earnings (losses) attributable to FE	609	435	278	1,322	(253)	—	1,069
Cash Flows from Investing Activities:
Capital investments	$976	$1,336	$1,161	$3,473	$66	$—	$3,539

	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
September 30, 2024
External revenues	$5,202	$3,721	$1,367	$10,290	$6	$—	$10,296
Internal revenues	30	4	14	48	—	(48)	—
Total revenues	$5,232	$3,725	$1,381	$10,338	$6	$(48)	$10,296
Other operating expenses(1)	1,871	1,041	280	3,192	91	(8)	3,275
Depreciation(1)	486	386	249	1,121	57	—	1,178
Amortization (deferral) of regulatory assets, net	(152)	(58)	5	(205)	—	—	(205)
Equity method investment earnings	—	—	—	—	64	—	64
Interest expense(1)	331	198	201	730	281	(145)	866
Income taxes (benefits)(1)	96	107	141	344	(50)	—	294
Other expense (income) items(2)	2,174	1,664	268	4,106	(16)	145	4,235
Earnings (losses) attributable to FE	426	387	237	1,050	(333)	—	717
Cash Flows from Investing Activities:
Capital investments	$758	$1,045	$875	$2,678	$58	$—	$2,736

As of September 30, 2025
Total assets	$20,487	$20,603	$14,543	$55,633	$2,238	$(1,987)	$55,884
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618

As of December 31, 2024
Total assets	$19,949	$18,637	$13,528	$52,114	$1,975	$(2,045)	$52,044
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
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

Financial information for JCP&L’s reportable segments and reconciliations are presented below:

For the Three Months Ended	Distribution	Transmission	Total Reportable Segments	Reconciling Adjustments	JCP&L
	(In millions)
September 30, 2025
External revenues	$797	$67	$864	$—	$864
Internal revenues	44	—	44	(44)	—
Total revenues	$841	$67	$908	$(44)	$864
Other operating expenses(1)	185	17	202	(44)	158
Depreciation(1)	53	13	66	—	66
Deferral of regulatory assets, net	11	—	11	—	11
Interest expense - other(1)	25	9	34	—	34
Interest expense - affiliates(1)	3	—	3	—	3
Income taxes	32	9	41	—	41
Other expense (income) items(2)	439	(7)	432	—	432
Net Income	93	26	119	—	119

Cash Flows from Investing Activities:
Capital investments	$136	$169	$305	$—	$305

September 30, 2024
External revenues	$708	$57	$765	$—	$765
Internal revenues	39	—	39	(39)	—
Total revenues	$747	$57	$804	$(39)	$765
Other operating expenses(1)	203	15	218	(39)	179
Depreciation(1)	50	12	62	—	62
Deferral of regulatory assets, net	(25)	—	(25)	—	(25)
Interest expense - other(1)	17	5	22	—	22
Interest expense - affiliates(1)	5	—	5	—	5
Income taxes	33	8	41	—	41
Other expense (income) items(2)	376	(4)	372	—	372
Net Income	88	21	109	—	109

Cash Flows from Investing Activities:
Capital investments	$91	$121	$212	$—	$212

For the Nine Months Ended	Distribution	Transmission	Total Reportable Segments	Reconciling Adjustments	JCP&L
	(In millions)
September 30, 2025
External revenues	$1,831	$191	$2,022	$—	$2,022
Internal revenues	131	—	131	(131)	—
Total revenues	$1,962	$191	$2,153	$(131)	$2,022
Other operating expenses(1)	525	42	567	(131)	436
Depreciation(1)	159	37	196	—	196
Deferral of regulatory assets, net	(25)	—	(25)	—	(25)
Interest expense - other(1)	69	24	93	—	93
Interest expense - affiliates(1)	6	—	6	—	6
Income taxes	54	25	79	—	79
Other expense (income) items(2)	1,022	(19)	1,003	—	1,003
Net Income	152	82	234	—	234

Cash Flows from Investing Activities:
Capital investments	$332	$450	$782	$—	$782

September 30, 2024
External revenues	$1,613	$175	$1,788	$—	$1,788
Internal revenues	115	—	115	(115)	—
Total revenues	$1,728	$175	$1,903	$(115)	$1,788
Other operating expenses(1)	593	46	639	(115)	524
Depreciation(1)	151	34	185	—	185
Deferral of regulatory assets, net	(98)	—	(98)	—	(98)
Interest expense - other(1)	57	17	74	—	74
Interest expense - affiliates(1)	15	—	15	—	15
Income taxes	36	22	58	—	58
Other expense (income) items(2)	875	(3)	872	—	872
Net Income	99	59	158	—	158

Cash Flows from Investing Activities:
Capital investments	$237	$362	$599	$—	$599

As of September 30, 2025
Total assets	$8,241	$3,249	$11,490	$—	$11,490
Total goodwill	$1,213	$598	$1,811	$—	$1,811

As of December 31, 2024
Total assets	$7,212	$2,715	$9,927	$—	$9,927
Total goodwill	$1,213	$598	$1,811	$—	$1,811
(1) JCP&L considers this line to be a significant expense.
(2) Consists of Purchased power, General taxes, Miscellaneous income, net, and Capitalized financing costs.

12. TRANSACTIONS WITH AFFILIATES

The disclosures in this note apply to JCP&L only.
The affiliated company transactions for JCP&L for the three and nine months ended September 30, 2025 and 2024, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Revenues	$—	$—	$1	$1

Expenses:
FESC support services (1)	43	42	135	126
Other affiliate support services (1)	3	14	8	22
Interest income	1	—	1	—
Interest expense	3	5	6	15
(1) Includes amounts capitalized of $19 million and $17 million for the three months ended September 30, 2025 and 2024, respectively, and $57 million and $52 million for the nine months ended September 30, 2025 and 2024, respectively.

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

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Company Overview

FirstEnergy is dedicated to integrity, safety, reliability and operational excellence and is principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. Its EDCs form one of the nation's largest investor-owned electric systems, serving over six million customers in Ohio, Pennsylvania, New Jersey, West Virginia, Maryland and New York. FirstEnergy’s transmission subsidiaries operate more than 24,000 miles of transmission lines that connect the Midwest and Mid-Atlantic regions and two regional transmission operation centers. As of September 30, 2025, AGC and MP control 3,610 MWs of net maximum generation capacity.
FIRSTENERGY’S CONSOLIDATED RESULTS OF OPERATIONS
Third Quarter of 2025 Compared with Third Quarter of 2024

(In millions)	For the Three Months Ended September 30,
	2025	2024	Increase (Decrease)

Revenues	$4,148	$3,729	$419	11%

Operating expenses	(3,318)	(3,002)	316	11%

Other expenses, net	(220)	(167)	53	32%

Income taxes	(78)	(94)	(16)	(17)%

Income attributable to noncontrolling interest	(91)	(47)	44	94%

Earnings attributable to FE	$441	$419	$22	5%

Earnings attributable to FE were $441 million or $0.76 per share (basic and diluted) in the third quarter of 2025 compared to $419 million or $0.73 per share (basic and diluted) in the third quarter of 2024, representing an increase of $22 million that was primarily due to the following:

•Higher revenues associated with the implementation of the Pennsylvania base rate case;
•Higher earnings from regulated capital investments that increased rate base;
•The absence of the $62 million (pre-tax) impairment charge related to the Akron general office in the third quarter of 2024; and
•Higher income tax benefits related to a remeasurement of excess deferred income taxes in the third quarter 2025, partially offset by lower deductions associated with certain equity method investments and updates to deferred income taxes on the FET Equity Interest Sale.

These factors were partially offset by the following:

•The expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025;
•Higher planned other operating expense, primarily due to higher employee benefit costs, planned vegetation management expenses, and higher uncollectible expense, partially offset by increased construction support and lower maintenance work;
•$21 million (pre-tax) of lower investment earnings related to FEV’s equity method investment in Global Holding, which, as discussed above, was sold on July 16, 2025; and
•Higher interest expenses from debt issuances since the third quarter of 2024.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2025	2024	Increase (Decrease)	2025	2024	Increase
Residential	15,448	15,415	0.2%	15,295	15,078	1.4%
Commercial(1)	10,597	10,681	(0.8)%	10,634	10,563	0.7%
Industrial	13,667	13,630	0.3%	13,667	13,630	0.3%
Total Electric Distribution MWh Deliveries	39,712	39,726	—%	39,596	39,271	0.8%
(1) Includes street lighting.

Actual distribution deliveries for each customer class were essentially flat in the third quarter of 2025 compared to the same period of 2024. Cooling degree days in the third quarter of 2025 were 7% below the same period of 2024 and 2% below normal. Heating degree days in the third quarter of 2025 were 66% above the same period of 2024 and 30% below normal.

First Nine Months of 2025 Compared with First Nine Months of 2024

(In millions)	For the Nine Months Ended September 30,
	2025	2024	Increase (Decrease)

Revenues	$11,293	$10,296	$997	10%

Operating expenses	(9,063)	(8,534)	529	6%

Other expenses, net	(674)	(637)	37	6%

Income taxes	(292)	(294)	(2)	(1)%

Income attributable to noncontrolling interest	(195)	(114)	81	71%

Earnings attributable to FE	$1,069	$717	$352	49%

Earnings attributable to FE were $1,069 million or $1.85 per share (basic and diluted) in the first nine months of 2025 compared to $717 million or $1.25 per basic share ($1.24 per share diluted) in the first nine months of 2024, representing an increase of $352 million that was primarily due to the following:

•The absence of the previously-disclosed $100 million civil penalty resulting from the SEC investigation and the $19.5 million settlement with the OAG’s office, which were both recorded as loss contingencies in the second quarter of 2024;
•The absence of $207 million (pre-tax) in charges related to changes in ARO liabilities associated with CCR rules and McElroy’s Run in the second quarter of 2024;
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
•Higher customer usage and demand, primarily due to colder weather temperatures in the first quarter of 2025;
•Higher revenues from regulated capital investments that increased rate base;
•Lower customer credits associated with the PUCO-approved Ohio Stipulation;
•The absence of the $62 million (pre-tax) impairment charge related to the Akron general office in the third quarter of 2024;
•Lower debt redemptions costs of $61 million (pre-tax); and
•Higher income tax benefits related to a remeasurement of excess deferred income taxes in the third quarter of 2025 and the absence of discrete tax charges related to the FET Equity Interest Sale and PA Consolidation in the first quarter of 2024, partially offset by lower deductions associated with certain equity method investments.

These factors were partially offset by the following:

•The absence of $151 million (pre-tax) net proceeds from the shareholder derivative lawsuit settlement received in the second quarter of 2024;
•The absence of a $60 million (pre-tax) benefit associated with the approval by the WVPSC to recover costs of certain retired generation stations in the first quarter of 2024;
•The expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025;

•Higher depreciation expense due to a higher asset base;
•Higher other operating expenses, primarily due to higher employee benefit costs, planned vegetation management expenses, and higher uncollectible expense, partially offset by increased construction support and lower maintenance work;
•Lower customer usage and demand in the second quarter of 2025;
•Lower investment earnings of $63 million (pre-tax) related to FEV’s equity method investment in Global Holding, which, as discussed above, was sold on July 16, 2025;
•The absence of $24 million (pre-tax) of interest income related to the FET Equity Interest Sale, the purchase price of which was paid in part by the issuance of promissory notes;
•Costs associated with the announced organizational changes; and
•The dilutive effect of the FET Equity Interest Sale that closed in March 2024.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Nine Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries(1)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Residential	42,896	42,038	2.0%	42,429	42,478	(0.1)%
Commercial(2)	30,025	29,706	1.1%	30,038	29,927	0.4%
Industrial	39,474	40,090	(1.5)%	39,474	40,090	(1.5)%
Total Electric Distribution MWh Deliveries	112,395	111,834	0.5%	111,941	112,495	(0.5)%
(1) Reflects the reclassification of certain Pennsylvania customers from Industrial to Commercial. Due to the January 2024 consolidation of the Pennsylvania Companies, certain customers are required to be classified as Commercial effective June 1, 2024. The MWh deliveries prior to the effective date have been adjusted for comparability.
(2) Includes street lighting.

Actual distribution deliveries for each customer class were slightly impacted by higher customer usage and demand. Cooling degree days in the first nine months of 2025 were 11% below the same period of 2024 and 1% above normal. Heating degree days in the first nine months of 2025 were 18% above the same period of 2024 and 1% below normal.

The financial results discussed below in Segment Results of Operations include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 11, “Segment Information,” of the Notes to Consolidated Financial Statements.

Recent Developments

Investment Strategy

FirstEnergy recently increased its Energize365 2025 planned capital investments to $5.5 billion, a 10% increase from its original 2025 plan of $5.0 billion. Additionally, FirstEnergy expects planned transmission capital investments in its 2026 through 2030 planning period to increase by 30% compared to planned transmission capital investments in its current 5-year plan.

Signal Peak Disposition

On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, at book value to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million.

Asset Retirement Obligations

As further discussed below in “Outlook – Environmental Matters – Regulation of Waste Disposal,” on May 8, 2024, the EPA finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments, and in November 2024 and January 2025, the EPA made several technical corrections to the rule. The rule extends 2015 CCR rule requirements for groundwater monitoring and protection procedures, operational and reporting procedures, as well as closure requirements for impoundments and landfills that were not originally included for coverage by the 2015 CCR rule. As a result, during 2024, FirstEnergy performed a preliminary assessment of former CCR disposal sites and calculated an initial estimate applying historical experience in remediating comparable sites and recorded a $139 million increase to its ARO in 2024. JCP&L did not have any legacy CCR disposal sites that were applicable to the 2024 CCR rules.

During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the nine months ended September 30, 2025, AE Supply made $46 million of cash payments to the escrow account.

On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the final legacy CCR rules. We continue to monitor EPA's actions related to CCR; however, the ultimate impact is unknown at this time and subject to the outcome of the litigation and any future state regulatory actions.

Valley Link

On July 26, 2024, FE, VEPCO and Transource Energy, LLC, a subsidiary of AEP, entered into a joint proposal agreement in connection with PJM’s 2024 Regional Transmission Expansion Plan Open Window 1 process. Pursuant to such joint proposal agreement, FET, VEPCO and Transource Energy, LLC jointly proposed certain regional electric transmission projects for PJM's consideration during the Open Window process. On November 25, 2024, FET, Dominion High Voltage MidAtlantic, Inc., an affiliate of VEPCO, and Transource Energy, LLC, formed Valley Link, which is the holding company responsible for managing and executing any projects awarded by PJM, and entered into a limited liability agreement. On February 26, 2025, PJM selected certain of the joint proposed projects, which included approximately $3 billion in investments for Valley Link to both build new and upgrade existing transmission infrastructure. On May 13, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 14, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and the other open rate design matters are being addressed in confidential settlement negotiations.

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

Dividend Growth

FirstEnergy continues to return value to shareholders. In March 2025, the FE Board declared a $0.02 per share increase to the quarterly common stock dividend payable June 1, 2025, to $0.445 per share, which represents an increase of more than 11% in annual dividend declarations since 2023. Modest dividend growth is expected to enable enhanced shareholder returns, while still allowing for continued substantial regulated investments. Dividend payments are subject to declaration by the FE Board, and future dividend decisions determined by the FE Board may be impacted by earnings growth, credit metrics and other business conditions. On September 23, 2025, the FE Board declared a quarterly dividend of $0.445 per share of outstanding common stock payable December 1, 2025, to shareholders of record at the close of business on November 7, 2025.

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

Regulatory Matters - Ohio

On April 5, 2023, the Ohio Companies sought approval from the PUCO for their ESP V. The proposed plan would maintain an eight-year term beginning June 1, 2024, and continue riders recovering costs associated with distribution infrastructure investments and approved grid modernization investments. ESP V additionally proposed new riders that would support reliability, and included provisions supporting affordability and enhancing the customer experience. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which are described below in “Outlook - State Regulation - Ohio”. On June 14, 2024, the Ohio Companies filed an Application for Rehearing, which was denied by operation of law as the PUCO did not rule on the applications for rehearing within 30 days of filing. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV, which was approved by the PUCO on December 18, 2024. On January 22, 2025, the PUCO approved the Ohio Companies’ ESP IV compliance tariffs with an effective date of February 1, 2025, at which point the Ohio Companies resumed operating under ESP IV with modifications, as described below in “Outlook - State Regulation - Ohio”. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Supreme Court of Ohio granted the Ohio Companies motion to intervene in the appeal as appellees. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the Ohio Companies, filed their briefs on August 26, 2025, to which the OCC and NOAC replied on September 15, 2025.

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

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates, based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. The net increase represented a 1.5% average residential monthly bill increase. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies requested recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony and on July 31, 2024, filed an update with an adjusted net increase of base distribution revenues of approximately $190 million and to incorporate matters in the rate case as directed by the PUCO’s ESP V order. On December 18, 2024, the PUCO issued an order approving the Ohio Companies’ withdrawal of ESP V. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On January 27, 2025, the Ohio Companies notified the PUCO of their intention to update their application for an increase in base distribution rates to remove ESP V related provisions from the base rate case. The PUCO staff hired a third-party auditor to assist in the review of the Ohio Companies’ base rate case filing and on February 21, 2025, PUCO staff and the third-party auditor each filed their reports. The auditor’s report recommended adjustments which would result in a net increase of the Ohio Companies’ base distribution revenues of approximately $8 million with a return on equity of 9.63% and capital structures of 48.8% debt and 51.2% equity for each of the Ohio Companies. PUCO staff’s report takes limited positions on the auditor’s finding and recommendations and makes additional findings. On March 24, 2025, the Ohio Companies, OCC, and other parties filed objections to the PUCO’s staff report and the auditor’s report. In addition, the Ohio Companies filed certain pieces of supplemental testimony and intervenors filed direct testimony. The Ohio Companies and various parties are engaged in settlement discussions with respect to the pending base rate case. Evidentiary hearings were held between May 5, 2025, and May 29, 2025, with the ALJ granting the joint motion to take administrative notice in part and denied it in part. Initial and reply briefs were filed on June 20, 2025 and July 7, 2025, respectively. On July 21, 2025, the Ohio Companies filed a motion to strike, to which the PUCO staff and other intervenors responded on August 5, 2025. The Ohio Companies filed their reply brief on August 12, 2025. An order is anticipated in November 2025.

On May 15, 2025, the Ohio Governor signed legislation known as HB 15 that, among other things, eliminates ESPs, requires triennial base rate cases and allows them to be based on a three-year forecasted test period, expedites PUCO review and disposition of future base rate cases, imposes annual reliability reporting, increases protections for customers shopping with third-party suppliers, requires EDUs to develop and publicly share distribution system hosting capacity maps, and reduces certain transmission and distribution property taxes beginning with property in-serviced in 2026. The legislation became effective August 14, 2025.

Regulatory Matters - West Virginia

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases, and the addition of

70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031, which are expected to require a capital investment that is currently estimated to total approximately $2.5 billion. A procedural order is expected from the WVPSC by the end of 2025, and MP and PE expect to seek approval to build or acquire a natural gas combined cycle plant from the WVPSC in the first quarter of 2026.

HB 6 and Related Investigations

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6 related to the federal criminal allegations made in July 2020, against former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Among other things under the DPA, FE paid a $230 million monetary penalty in 2021 and agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue: (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office, including the January 17, 2025, indictment against two former FirstEnergy senior officers, as described below in “Outlook -- Other Legal Proceedings - U.S. v. Larry Householder, et al.”. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information.

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

Summary of Results of Operations — Third Quarter 2025 Compared with Third Quarter 2024

Financial results for FirstEnergy’s business segments for the third quarter of 2025 and 2024 were as follows:

Third Quarter 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,977	$1,640	$483	$4	$4,104
Other	43	13	5	(17)	44
Total Revenues	2,020	1,653	488	(13)	4,148

Operating Expenses:
Fuel	—	163	—	—	163
Purchased power	681	655	—	5	1,341
Other operating expenses	570	337	75	(6)	976
Provision for depreciation	165	141	92	19	417
Amortization of regulatory assets, net	46	42	1	—	89
General taxes	209	37	73	13	332
Total Operating Expenses	1,671	1,375	241	31	3,318

Other Income (Expense):
Equity method investment earnings, net	—	—	—	—	—
Miscellaneous income (expense), net	22	22	4	(7)	41
Interest expense	(101)	(75)	(83)	(53)	(312)
Capitalized financing costs	8	18	24	1	51
Total Other Expense	(71)	(35)	(55)	(59)	(220)

Income taxes (benefits)	48	60	(21)	(9)	78

Income attributable to noncontrolling interest	—	—	91	—	91

Earnings (Loss) Attributable to FE	$230	$183	$122	$(94)	$441

Third Quarter 2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,775	$1,432	$470	$2	$3,679
Other	42	20	5	(17)	50
Total Revenues	1,817	1,452	475	(15)	3,729

Operating Expenses:
Fuel	—	139	—	—	139
Purchased power	571	508	—	7	1,086
Other operating expenses	644	349	113	(7)	1,099
Provision for depreciation	163	132	84	21	400
Amortization (deferral) of regulatory assets, net	(55)	20	2	—	(33)
General taxes	196	34	70	11	311
Total Operating Expenses	1,519	1,182	269	32	3,002

Other Income (Expense):
Equity method investment earnings, net	—	—	—	21	21
Miscellaneous income, net	28	13	7	5	53
Interest expense	(106)	(62)	(70)	(38)	(276)
Capitalized financing costs	7	12	16	—	35
Total Other Expense	(71)	(37)	(47)	(12)	(167)

Income taxes (benefits)	34	36	40	(16)	94

Income attributable to noncontrolling interest	—	—	47	—	47

Earnings (Loss) Attributable to FE	$193	$197	$72	$(43)	$419

Changes Between Third Quarter 2025 and Third Quarter 2024 Financial Results (In millions)	Distribution	Integrated	Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$202	$208	$13	$2	$425
Other	1	(7)	—	—	(6)
Total Revenues	203	201	13	2	419

Operating Expenses:
Fuel	—	24	—	—	24
Purchased power	110	147	—	(2)	255
Other operating expenses	(74)	(12)	(38)	1	(123)
Provision for depreciation	2	9	8	(2)	17
Amortization (deferral) of regulatory assets, net	101	22	(1)	—	122
General taxes	13	3	3	2	21
Total Operating Expenses	152	193	(28)	(1)	316

Other Income (Expense):
Equity method investment earnings, net	—	—	—	(21)	(21)
Miscellaneous income (expense), net	(6)	9	(3)	(12)	(12)
Interest expense	5	(13)	(13)	(15)	(36)
Capitalized financing costs	1	6	8	1	16
Total Other Expense	—	2	(8)	(47)	(53)

Income taxes (benefits)	14	24	(61)	7	(16)

Income attributable to noncontrolling interest	—	—	44	—	44

Earnings (Loss) Attributable to FE	$37	$(14)	$50	$(51)	$22

Distribution Segment — Third Quarter of 2025 Compared with Third Quarter of 2024

Distribution segment’s earnings attributable to FE increased $37 million in the third quarter of 2025, as compared to the same period of 2024, primarily resulting from higher revenues associated with the implementation of the Pennsylvania base rate case, higher customer usage and demand and the absence of an impairment charge related to the Akron general office in the third quarter of 2024, partially offset by higher planned operating expenses.

Revenues —

Distribution segment’s total revenues increased $203 million as a result of the following sources:

		For the Three Months Ended September 30,
Revenues by Type of Service	2	2025		2024	Increase
		(In millions)
Distribution services		$1,239	2	$1,133	$106
Generation sales:
Retail		732		640	92
Wholesale		6		2	4
Total generation sales		738		642	96
Other		43		42	1
Total Revenues		$2,020		$1,817	$203
Distribution services revenues increased $106 million in the third quarter of 2025, as compared to the same period of 2024, primarily resulting from higher revenues associated with the implementation of the Pennsylvania base rate case, higher customer usage and demand and lower customer credits associated with the PUCO-approved Ohio Stipulation. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $96 million in the third quarter of 2025, as compared to the same period in 2024, primarily due to higher retail generation sales as a result of higher non-shopping generation auction rates in Pennsylvania and higher sales volumes due to lower shopping and higher customer usage and demand. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA decreased to 89% from 90% in Ohio and to 62% from 63% in Pennsylvania in the third quarter of 2025, as compared to the same period of 2024. Retail and wholesale generation sales revenues have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $152 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, increased $110 million during the third quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs and sales volumes.

•Other operating expenses decreased $74 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to:

•Lower storm restoration expenses of $113 million, which were mostly deferred for future recovery; and
•The absence of a $31 million impairment charge related to the Akron general office in the third quarter of 2024.

The decrease was partially offset by:

•Higher network transmission expenses of $13 million, which are deferred for future recovery, resulting in no material impact to earnings;
•Higher planned vegetation management expenses of $12 million, primarily in Pennsylvania as approved and recovering in the base rate case;
•Higher uncollectible expenses of $14 million, of which $4 million were deferred for future recovery;
•Higher energy efficiency and other state mandated program costs of $15 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher other operating expenses of $16 million, primarily due to higher employee benefit costs and higher material and contractor spend, partially offset by increased construction support and lower maintenance work.

•Depreciation expense increased $2 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $101 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to a $107 million decrease from lower deferred storm restoration expenses and a $21 million net decrease in other deferrals, partially offset by a $17 million net increase in generation and transmission related deferrals and $10 million of higher net amortization expenses resulting from recovery of previously deferred storm costs and customer assistance programs from the implementation of the Pennsylvania base rate case in 2025.

•General taxes increased $13 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to higher property and gross receipts taxes.

Other Expense —

Other expense was flat in the third quarter of 2025, as compared to the same period of 2024, primarily due to lower interest expense as a result of long-term debt redemptions since the third quarter of 2024 and lower average short-term borrowings being offset by lower interest income on regulated money pool investments.

Income Taxes —

Distribution segment’s effective tax rate was 17.3% and 15.0% for the three months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to a lesser impact of permanent tax benefits on pre-tax book income.
Integrated Segment — Third Quarter of 2025 Compared with Third Quarter of 2024

Integrated segment’s earnings attributable to FE decreased $14 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated investment programs, the absence of a tax benefit recognized in 2024, lower customer usage and demand, and higher planned operating expenses.

Revenues —

Integrated segment’s total revenues increased $201 million as a result of the following sources:

		For the Three Months Ended September 30,
Revenues by Type of Service	2	2025	2024	Increase (Decrease)
		(In millions)
Distribution services		$498	$504	$(6)
Generation sales:
Retail		904	792	112
Wholesale		129	50	79
Total generation sales		$1,033	$842	$191
Transmission revenues:
JCP&L		67	56	11
MP & PE		42	30	12
Total transmission revenues		$109	$86	$23
Other		13	20	(7)
Total Revenues		$1,653	$1,452	$201

Distribution services revenues decreased $6 million in the third quarter of 2025, as compared to the same period of 2024, primarily resulting from lower customer usage and demand.

Generation sales revenues increased $191 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to:

•Retail generation sales increased $112 million in the third quarter of 2025, as compared to the same period in 2024, primarily due to higher non-shopping generation auction rates, partially offset by lower customer usage. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $79 million in the third quarter of 2025, as compared to the same period in 2024, primarily due to higher capacity revenues and wholesale rates, partially offset by lower sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $23 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to regulated capital investments that increased rate base, partially offset by recovery of lower transmission operating expenses.

Operating Expenses —

Total operating expenses increased $193 million, primarily due to:

•Fuel costs increased $24 million during the third quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs, partially offset by lower consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $147 million during the third quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs and capacity expenses, partially offset by lower sales volumes.

•Other operating expenses decreased $12 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to:

•The absence of a $17 million impairment charge related to the Akron general office in the third quarter of 2024; and
•Lower storm restoration expenses of $37 million, which were mostly deferred for future recovery.

The decrease was partially offset by:

•Higher energy efficiency and other state mandated program costs of $20 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher other operating expenses of $22 million, primarily due to higher employee benefit costs, higher material and contractor spend and higher regulated generation outage spend, partially offset by increased construction support and lower maintenance work.

•Depreciation expense increased $9 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Amortization of regulatory assets increased $22 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to $27 million in lower deferral of storm related expenses and a $1 million net decrease from lower generation and transmission related deferrals, partially offset by a $6 million net increase in other deferrals.

Other Expense —

Other expense decreased $2 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to lower interest expense as a result of lower average short-term borrowings and higher capitalized interest, partially offset by higher interest from new debt issuances since the third quarter of 2024.

Income Taxes —

Integrated segment’s effective tax rate was 24.7% and 15.5% for the three months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to the absence of a tax benefit related to a remeasurement of excess deferred income taxes recognized in 2024.

Stand-Alone Transmission Segment — Third Quarter of 2025 Compared with Third Quarter of 2024

Stand-Alone Transmission Segment’s earnings attributable to FE increased $50 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to a discrete tax benefit related to a remeasurement of excess deferred income taxes and higher revenues from regulated capital investments that increased rate base, partially offset by the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025.

Revenues —

Stand-Alone Transmission’s total revenues increased $13 million, primarily due to higher rate base, partially offset by the recovery of lower operating expenses and the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025.

The following table shows revenues by transmission asset owner:

		For the Three Months Ended September 30,
Revenues by Transmission Asset Owner	1	2025	2024	Increase (Decrease)
		(In millions)
ATSI		$275	$265	$10
TrAIL		68	69	(1)
MAIT		121	117	4
KATCo		24	24	—
Total Revenues		$488	$475	$13

Operating Expenses —

Total operating expenses decreased $28 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to lower operating and maintenance expenses and the absence of an $11 million impairment charge associated with the Akron general office in the third quarter of 2024, partially offset by higher depreciation and property tax expenses from a higher asset base. Other than the impairment charge, nearly all operating expenses are recovered through formula rates.

Other Expense —

Total other expense increased $8 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to higher interest expenses from new long-term debt issuances, partially offset by higher capitalized financing costs.

Income Taxes —

Stand-Alone Transmission’s effective tax rate was (10.9)% and 25.2% for the three months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to a tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025.
Corporate / Other — Third Quarter 2025 Compared with Third Quarter 2024

Financial results at Corporate/Other resulted in a $51 million increase in losses attributable to FE in the third quarter of 2025, as compared to the same period of 2024, primarily due to:

•$16 million (after-tax) in lower investment earnings related to FEV’s equity method investment in Global Holding, which, as discussed above, was sold on July 16, 2025;
•The absence of income tax benefits recognized in 2024 related to deductions associated with certain equity method investments and tax expense recognized in 2025 related to the FET Equity Interest Sale;
•$7 million (after-tax) due to higher interest expense as a result of the issuance of the 2029 Convertible Notes and the 2031 Convertible Notes;
•$6 million (after-tax) due to higher investigation-related legal and advisory expenses associated with the government investigations; and
•$5 million (after-tax) due to lower pension/OPEB non-service credits.

Summary of Results of Operations — First Nine Months of 2025 Compared with First Nine Months of 2024

Financial results for FirstEnergy’s business segments for the first nine months of 2025 and 2024 were as follows:

First Nine Months 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$5,508	$4,228	$1,420	$12	$11,168
Other	123	35	15	(48)	125
Total Revenues	5,631	4,263	1,435	(36)	11,293

Operating Expenses:
Fuel	—	480	—	—	480
Purchased power	1,808	1,559	—	15	3,382
Other operating expenses	1,831	980	247	(53)	3,005
Provision for depreciation	490	418	275	60	1,243
Amortization (deferral) of regulatory assets, net	(71)	47	4	—	(20)
General taxes	605	108	222	38	973
Total Operating Expenses	4,663	3,592	748	60	9,063

Other Income (Expense):
Debt redemption costs	—	—	—	(24)	(24)
Equity method investment earnings	—	—	—	—	—
Miscellaneous income (expense), net	73	59	17	(31)	118
Interest expense	(301)	(208)	(237)	(153)	(899)
Capitalized financing costs	20	48	61	2	131
Total Other Expense	(208)	(101)	(159)	(206)	(674)

Income taxes (benefits)	151	135	55	(49)	292

Income attributable to noncontrolling interest	—	—	195	—	195

Earnings (Loss) Attributable to FE	$609	$435	$278	$(253)	$1,069

First Nine Months 2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$5,110	$3,676	$1,367	$6	$10,159
Other	122	49	14	(48)	137
Total Revenues	5,232	3,725	1,381	(42)	10,296

Operating Expenses:
Fuel	—	372	—	—	372
Purchased power	1,723	1,260	—	16	2,999
Other operating expenses	1,871	1,041	280	83	3,275
Provision for depreciation	486	386	249	57	1,178
Amortization (deferral) of regulatory assets, net	(152)	(58)	5	—	(205)
General taxes	569	104	209	33	915
Total Operating Expenses	4,497	3,105	743	189	8,534

Other Income (Expense):
Debt redemption costs	—	—	—	(85)	(85)
Equity method investment earnings	—	—	—	64	64
Miscellaneous income, net	101	39	12	4	156
Interest expense	(331)	(198)	(201)	(136)	(866)
Capitalized financing costs	17	33	43	1	94
Total Other Expense	(213)	(126)	(146)	(152)	(637)

Income taxes (benefits)	96	107	141	(50)	294

Income attributable to noncontrolling interest	—	—	114	—	114

Earnings (Loss) Attributable to FE	$426	$387	$237	$(333)	$717

Changes Between First Nine Months 2025 and First Nine Months 2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$398	$552	$53	$6	$1,009
Other	1	(14)	1	—	(12)
Total Revenues	399	538	54	6	997

Operating Expenses:
Fuel	—	108	—	—	108
Purchased power	85	299	—	(1)	383
Other operating expenses	(40)	(61)	(33)	(136)	(270)
Provision for depreciation	4	32	26	3	65
Amortization (deferral) of regulatory assets, net	81	105	(1)	—	185
General taxes	36	4	13	5	58
Total Operating Expenses	166	487	5	(129)	529

Other Income (Expense):
Debt redemption costs	—	—	—	61	61
Equity method investment earnings	—	—	—	(64)	(64)
Miscellaneous income (expense), net	(28)	20	5	(35)	(38)
Interest expense	30	(10)	(36)	(17)	(33)
Capitalized financing costs	3	15	18	1	37
Total Other Expense	5	25	(13)	(54)	(37)

Income taxes (benefits)	55	28	(86)	1	(2)

Income attributable to noncontrolling interest	—	—	81	—	81

Earnings (Loss) Attributable to FE	$183	$48	$41	$80	$352

Distribution Segment — First Nine Months of 2025 Compared with First Nine Months of 2024

Distribution segment’s earnings attributable to FE increased $183 million in the first nine months of 2025, as compared to the same period of 2024, primarily resulting from higher customer usage due to colder weather temperatures in the first quarter, higher revenues associated with the implementation of the Pennsylvania base rate case and lower operating expenses, partially offset by milder weather temperatures in the second quarter that lowered customer usage and demand.

Revenues —

Distribution segment’s total revenues increased $399 million as a result of the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2025	2024	Increase
	(In millions)
Distribution services	$3,474	$3,169	$305
Generation sales:
Retail	2,024	1,937	87
Wholesale	10	4	6
Total generation sales	2,034	1,941	93
Other	123	122	1
Total Revenues	$5,631	$5,232	$399
Distribution services revenues increased $305 million in the first nine months of 2025, as compared to the same period of 2024, primarily resulting from higher customer usage due to colder weather temperatures in the first quarter, lower customer credits associated with the PUCO-approved Ohio Stipulation, and higher revenues associated with the implementation of the Pennsylvania base rate case, partially offset by milder weather temperatures in the second quarter that lowered customer usage and demand. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $93 million in the first nine months of 2025, as compared to the same period in 2024, primarily due to higher non-shopping generation auction rates, higher retail generation sales volumes as a result of colder weather temperatures in the first quarter, and lower shopping, which increased sales volumes. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA decreased to 89% from 90% in Ohio and to 62% from 63% in Pennsylvania in the first nine months of 2025, as compared to the same period of 2024. Retail and wholesale generation sales revenue have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $166 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, increased $85 million during the first nine months of 2025, as compared to the same period of 2024, primarily due to higher unit costs and generation sales volumes as described above.

•Other operating expenses decreased $40 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to:

•The absence of a $46 million charge during the second quarter of 2024 related to changes in ARO liabilities associated with CCR rules;
•The absence of a $32.5 million contribution commitment by the Ohio Companies, as a result of the PUCO’s ESP V order in the second quarter of 2024;
•The absence of a $31 million impairment charge related to the Akron general office in the third quarter of 2024; and
•Lower storm restoration expenses of $97 million, which were mostly deferred for future recovery.

The decrease was partially offset by:

•Higher network transmission expenses of $57 million, which are deferred for future recovery, resulting in no material impact to earnings;
•Higher planned vegetation management expenses of $20 million, primarily in Pennsylvania as approved and recovering in the base rate case;
•Higher uncollectible expenses of $23 million, of which $12 million were deferred for future recovery; and
•Higher energy efficiency and other state mandated program costs of $49 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher other operating expense of $18 million, primarily due to severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025 and higher employee benefit costs, partially offset by increased construction support and lower maintenance work.

•Depreciation expense increased $4 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $81 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to an $85 million decrease from lower deferred storm restoration expenses, a $21 million net decrease in generation and transmission related deferrals, and a $7 million net decrease in other deferrals, partially offset by $32 million of higher net amortization expenses resulting from recovery of previously deferred storm costs and customer assistance programs from the implementation of the Pennsylvania base rate case in 2025.

•General taxes increased $36 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to higher property and gross receipts taxes.

Other Expense —

Other expense decreased $5 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to lower interest expense as a result of debt redemptions since the third quarter of 2024 and higher capitalized interest, partially offset by lower interest income on regulated money pool investments and new debt issuances since the third quarter of 2024.

Income Taxes —

Distribution segment’s effective tax rate was 19.9% and 18.4% for the nine months ended September 30, 2025 and 2024, respectively.
Integrated Segment — First Nine Months of 2025 Compared with First Nine Months of 2024

Integrated segment’s earnings attributable to FE increased $48 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to the implementation of base rate cases in New Jersey and West Virginia, higher customer usage and demand, higher revenues from regulated investment programs, and the absence of a $53 million charge at JCP&L in connection with the base rate case settlement agreement in the first quarter of 2024, as further discussed below, partially offset by costs associated with the announced organizational changes and the absence of a benefit associated with the approval by the WVPSC to recover costs of certain retired generation stations in the first quarter of 2024.

Revenues —

Integrated segment’s total revenues increased $538 million as a result of the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2025	2024	Increase (Decrease)
	(In millions)
Distribution services	1,312	1,224	$88
Generation sales:
Retail	2,342	2,051	291
Wholesale	254	118	136
Total generation sales	2,596	2,169	427
Transmission revenues:
JCP&L	191	175	16
MP & PE	129	108	21
Total transmission revenues	320	283	37
Other	35	49	(14)
Total Revenues	$4,263	$3,725	$538
Distribution services revenues increased $88 million in the first nine months of 2025, as compared to the same period of 2024, primarily resulting from higher customer usage as a result of colder weather temperatures in the first quarter, higher revenues from the implementation of base rate cases, and higher rider revenues associated with certain regulated investment programs, partially offset by lower customer usage as a result of the milder weather temperatures in the second and third quarter. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $427 million in the first nine months of 2025, as compared to the same period of 2024.

•Retail generation sales increased $291 million in the first nine months of 2025, as compared to the same period in 2024, primarily due to higher non-shopping generation auction rates and higher volumes as a result of colder weather temperatures in the first quarter. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $136 million in the first nine months of 2025, as compared to the same period in 2024, primarily due to higher sales volumes, wholesale rates and capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $37 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to higher rate base from regulated investment programs, partially offset by recovery of lower transmission operating expenses.

Operating Expenses —

Total operating expenses increased $487 million, primarily due to:

•Fuel costs increased $108 million during the first nine months of 2025, as compared to the same period of 2024, primarily due to higher unit costs and higher consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $299 million during the first nine months of 2025, as compared to the same period of 2024, primarily due to higher unit costs and capacity expenses.

•Other operating expenses decreased $61 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to:

•The absence of a $53 million pre-tax charge at JCP&L in the first quarter 2024 associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the base rate case settlement agreement, to be disallowed from future recovery;
•The absence of a $16 million charge related to changes in ARO liabilities associated with CCR rules in 2024;
•The absence of a $17 million impairment charge related to the Akron general office in the third quarter of 2024;
•Lower storm restoration expenses of $55 million, which were mostly deferred for future recovery; and
•Lower formula rate transmission operating and maintenance expenses of $5 million, which have no material impact to earnings.

The decrease was partially offset by:

•Higher network transmission expenses of $21 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher uncollectible expenses of $3 million, which were deferred for future recovery;
•Higher other operating expenses of $11 million, primarily due to severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025, higher employee benefit costs, higher material and contractor spend and regulated generation outage spend, partially offset by increased construction support and lower maintenance work; and
•Higher energy efficiency and other state mandated program costs of $50 million, which were deferred for future recovery, resulting in no material impact to earnings.

•Depreciation expense increased $32 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to a higher asset base and new depreciation rates that went into effect on April 1, 2024.

•Deferral of regulatory assets decreased $105 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to the absence of the approval in the first quarter of 2024 to recover $60 million in costs of certain retired generation stations approved by the WVPSC, $61 million in lower deferral of storm related expenses including the absence of the approval in the first quarter of 2024 to recover $11 million in previously incurred storm costs, and a $23 million decrease due to the absence of the amortization of a regulatory liability related to customer refunds in 2024, partially offset by $6 million related to net increases in other deferrals and a $33 million net increase from higher generation and transmission related deferrals.

•General taxes increased $4 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to higher gross receipts taxes.

Other Expense —

Other expense decreased $25 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to the absence of certain nonrecoverable charges recognized in the first quarter of 2024, lower interest expense as a result of lower average short-term borrowings and higher capitalized interest, partially offset by higher interest from debt issuances since the third quarter of 2024.

Income Taxes —

Integrated segment’s effective tax rate was 23.7% and 21.7% for the nine months ended September 30, 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to the absence of a tax benefit related to a remeasurement of excess deferred income taxes recognized in the third quarter of 2024, partially offset by the absence of a tax charge recognized in the first quarter of 2024 related to the remeasurement of a valuation allowance for the expected utilization of certain NOL carryforwards.

Stand-Alone Transmission Segment — First Nine Months of 2025 Compared with First Nine Months of 2024

Stand-Alone Transmission Segment’s earnings attributable to FE increased $41 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to a discrete tax benefit related to a remeasurement of excess deferred income taxes in the third quarter of 2025, the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024, and higher revenues from regulated capital investments that increased rate base, partially offset by the dilutive effect of the FET Equity Interest Sale that closed in March 2024, the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025, and true-up adjustments from the annual forward looking transmission rate filings.

Revenues —

Stand-Alone Transmission’s total revenues increased $54 million, primarily due to a higher rate base and recovery of higher transmission operating expenses, partially offset by the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling in January 2025, and true-up adjustments from the annual forward looking transmission rate filings.

The following table shows revenues by transmission asset owner:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2025	2024	Increase (Decrease)
	(In millions)
ATSI	$799	$774	$25
TrAIL	201	209	(8)
MAIT	367	333	34
KATCo	68	67	1
Other	—	(2)	2
Total Revenues	$1,435	$1,381	$54

Operating Expenses —

Total operating expenses increased $5 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to higher depreciation and property tax expenses from a higher asset base, partially offset by lower operating and maintenance expenses and the absence of an $11 million impairment charge associated with the Akron general office in the third quarter of 2024. Other than the impairment charge, nearly all operating expenses are recovered through formula rates.

Other Expense —

Total other expense increased $13 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to higher interest expenses from new long-term debt issuances, partially offset by higher capitalized financing costs and the absence of a prior year non-recoverable charge.

Income Taxes —

Stand-Alone Transmission’s effective tax rate was 10.4% and 28.7% for the nine months ended September 30, 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to a tax benefit related to a remeasurement of excess deferred income taxes recognized in the third quarter of 2025, and the absence of a tax charge related to the FET Equity Interest Sale in the first quarter of 2024.
Corporate / Other — First Nine Months of 2025 Compared with First Nine Months of 2024

Financial results at Corporate/Other resulted in a $80 million decrease in losses attributable to FE in the first nine months of 2025, as compared to the same period of 2024, primarily due to:

•The absence of the previously-disclosed $100 million civil penalty resulting from the SEC investigation and the $19.5 million settlement with the OAG’s office, which were both recorded as loss contingencies in the second quarter of 2024;
•$115 million (after-tax) due to the absence of a charge related to changes in ARO liabilities associated with CCR rules and McElroy’s Run in the second quarter of 2024; and
•$46 million (after-tax) of lower debt redemption costs.

The decrease in losses were partially offset by:
•$116 million (after-tax) due to the absence of net proceeds from the shareholder derivative lawsuit settlement received in the second quarter of 2024;
•$49 million (after-tax) in lower investment earnings related to FEV’s equity method investment in Global Holding, which as discussed above, was sold on July 16, 2025;
•The absence of $19 million (after-tax) of interest income related to the FET Equity Interest Sale, the purchase price of which was paid in part by the issuance of promissory notes;
•$14 million (after-tax) due to lower pension/OPEB non-service credits; and
•The absence of income tax benefits recognized in 2024 related to deductions associated with certain equity method investments and tax expense recognized in 2025 related to the FET Equity Interest Sale, partially offset by the absence of a discrete tax charge related to the PA Consolidation in the first quarter of 2024.
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

The following table provides information about the composition of FirstEnergy’s net regulatory assets and liabilities as of September 30, 2025, and December 31, 2024, and the changes during the nine months ended September 30, 2025:

Net Regulatory Assets (Liabilities) by Source - FirstEnergy	September 30, 2025	December 31, 2024	Change
	(In millions)
Customer payables for future income taxes	$(2,050)	$(2,234)	$184
Spent nuclear fuel disposal costs	(74)	(72)	(2)
Asset removal costs	(669)	(681)	12
Deferred transmission costs	29	190	(161)
Deferred generation costs	420	481	(61)
Deferred distribution costs	456	287	169
Storm-related costs	1,028	1,015	13
Energy efficiency program costs	406	349	57
New Jersey societal benefit costs	77	87	(10)
Vegetation management costs	149	125	24
Other	50	75	(25)
Net Regulatory Liabilities included on FirstEnergy’s Consolidated Balance Sheets	$(178)	$(378)	$200

The following table provides information about the composition of JCP&L’s net regulatory assets and liabilities as of September 30, 2025, and December 31, 2024, and the changes during the nine months ended September 30, 2025:

Net Regulatory Assets (Liabilities) by Source - JCP&L	September 30, 2025	December 31, 2024	Change
	(In millions)
Customer payables for future income taxes	$(396)	$(410)	$14
Spent nuclear fuel disposal costs	(74)	(72)	(2)
Asset removal costs	(72)	(83)	11
Deferred transmission costs	(23)	(3)	(20)
Deferred generation costs	(30)	(12)	(18)
Deferred distribution costs	322	206	116
Storm-related costs	291	310	(19)
Energy efficiency program costs	284	208	76
New Jersey societal benefit costs	77	87	(10)
Vegetation management costs	8	7	1
Other	23	27	(4)
Net Regulatory Assets included on JCP&L’s Balance Sheets	$410	$265	$145

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

Deferred distribution costs - Primarily relates to New Jersey temporary residential bill credits (amortized though February 2026), the Ohio Companies' deferral of certain distribution-related expenses, including interest (amortized through 2034) and JCP&L’s AMI program costs.

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $335 million and $65 million for FirstEnergy and JCP&L, respectively, are currently being recovered through rates as of September 30, 2025. Approximately $402 million and $41 million for FirstEnergy and JCP&L, respectively, and are currently being recovered through rates as of December 31, 2024.

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

The following table provides information about the composition of FirstEnergy’s net regulatory assets that do not earn a current return as of September 30, 2025 and December 31, 2024, of which approximately $812 million and $698 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return - FirstEnergy	September 30, 2025	December 31, 2024	Change
	(In millions)
Deferred transmission costs	$18	$8	$10
Deferred generation costs	284	314	(30)
Deferred distribution costs	228	153	75
Storm-related costs	760	694	66
Vegetation management costs	27	16	11
Other	64	58	6
FirstEnergy Regulatory Assets Not Earning a Current Return	$1,381	$1,243	$138
The following table provides information about the composition of JCP&L’s net regulatory assets that do not earn a current return as of September 30, 2025 and December 31, 2024, of which approximately $69 million and $45 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral:

Regulatory Assets by Source Not Earning a Current Return - JCP&L	September 30, 2025	December 31, 2024	Change
	(In millions)
Deferred generation costs	$1	$4	$(3)
Deferred distribution costs	172	101	71
Storm-related costs	291	310	(19)
Vegetation management costs	8	7	1
Other	14	17	(3)
JCP&L Regulatory Assets Not Earning a Current Return	$486	$439	$47

CAPITAL RESOURCES AND LIQUIDITY

The Registrants’ business is capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments and potential contributions to its pension plan.

The Registrants expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for the remainder of 2025 and beyond, the Registrants expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by the Registrants to, among other things, fund capital expenditures and other capital-like investments, and refinance short-term and maturing long-term debt, subject to market conditions and other factors. FE may utilize instruments other than senior notes to fund its liquidity and capital requirements, including hybrid securities. Energize365 capital investments included in the current 5-year plan are expected to be funded through organic internal cash flows and the issuance of debt. Should FirstEnergy significantly increase these investments in its 2026 through 2030 planning period, FE may issue common equity or equity-like instruments to fund up to 30% of such investment increases.

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

While supply lead times have not fully returned to pre-pandemic levels, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among other countries, has announced retaliatory tariffs against certain imports from the United States. In August 2025, certain country-specific “reciprocal tariffs” went into effect, and additional measures from the U.S. government, as well as other foreign governments, have occurred since that time. The scope and duration of global tariffs continue to evolve, which creates sustained uncertainty in global trade policy. The imposition of new, modified or increased tariffs or resultant trade wars, and the uncertainties associated with the same, could have an adverse effect on the Registrants’ consolidated results of operations, cash flow and financial condition.
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

As of September 30, 2025, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to current portion of long-term debt, accounts payable, short-term borrowings and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

Short-Term Borrowings / Revolving Credit Facilities

On October 27, 2025, FE, JCP&L, the Ohio Companies, FE PA, MP and PE, KATCo, FET and ATSI, MAIT and TrAIL, entered into amendments to their respective credit facilities (collectively, and as amended on October 27, 2025, the “Amended Credit Facilities”) to, among other things: (i) remove the 10 basis point credit spread adjustment from the interest rate calculation; (ii) permit a one-week interest period for any Term Benchmark Advance (as defined under each of the credit facilities) based upon daily simple SOFR; and (iii) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2028 to October 20, 2029 for the KATCo credit facility, (b) from October 20, 2029 to October 20, 2030 for the FET credit facility and (c) from October 18, 2028 to October 18, 2029 for the remaining Amended Credit Facilities.

The foregoing description of the Amended Credit Facilities are qualified in their entirety by reference to each such amendment entered into by FE, JCP&L, the Ohio Companies, FE PA, MP and PE, ATSI, MAIT and TrAIL, FET and KATCo, each of which is filed hereto as Exhibits 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11 and 10.12, respectively, and incorporated herein by reference.

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

FirstEnergy had $291 million and $550 million of outstanding short-term borrowings as of September 30, 2025, and December 31, 2024, respectively. FirstEnergy’s available liquidity from external sources as of October 27, 2025, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FE	October 2029	$1,000	$997
FET	October 2030	1,000	720
Ohio Companies	October 2029	800	762
FE PA	October 2029	950	931
JCP&L	October 2029	750	722
MP and PE	October 2029	400	348
ATSI, MAIT and TrAIL	October 2029	850	837
KATCo	October 2029	150	150
	Subtotal	$5,900	$5,467
Cash and cash equivalents		—	775
	Total	$5,900	$6,242

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2025:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Debt-to-Total-Capitalization Ratio
	(In millions)
FE	N/A	$1,000	N/A(2)
ATSI(1)	$500	350	40.0%
CEI(1)	500	300	40.3%
FET	N/A	1,000	66.0%
FE PA(1)	1,250	950	46.2%
JCP&L(1)	1,500	750	42.1%
KATCo(1)	200	150	29.4%
MAIT(1)	400	350	37.1%
MP(1)	500	250	50.0%
OE(1)	500	300	51.2%
PE(1)	150	150	50.0%
TE(1)	300	200	49.6%
TrAIL(1)	400	150	37.8%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.
(2) FE is not required to maintain a debt-to-total-capitalization ratio under its credit facility. However, FE is required to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters beginning with the quarter ended December 31, 2021. FE's consolidated interest coverage ratio as of September 30, 2025, was approximately 5.1 times.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the credit facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the credit facilities and against the applicable borrower’s borrowing sublimit. As of September 30, 2025, FirstEnergy had $185 million in outstanding LOCs, $153 million of which are issued under the revolving credit facilities.

Revolving Credit Facility	LOC Availability as of September 30, 2025	LOC Utilized as of September 30, 2025
	(In millions)
FE	$100	$3
FET	100	—
Ohio Companies	150	38
FE PA	200	19
JCP&L	100	28
MP and PE	100	52
ATSI, MAIT and TrAIL	200	13
KATCo	35	—

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

As of September 30, 2025, FE was in compliance with its applicable consolidated interest coverage ratio and the borrowers, in each case as defined under the credit facilities, were in compliance with their debt-to-total-capitalization ratio covenants.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2025	2024	2025	2024
For the Three Months Ended September 30,	4.35%	5.43%	4.34%	6.35%
For the Nine Months Ended September 30,	4.67%	5.99%	5.16%	6.71%

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of October 27, 2025:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit/Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB	Baa3	BBB	—	—	—	BBB-	Baa3	BBB	P	S	S

Distribution:
CEI	BBB	Baa3	BBB+	—	—	—	BBB	Baa3	A-	P	S	P
OE	BBB+	A3	BBB+	A	A1	A	BBB+	A3	A-	P	S	P
TE	BBB+	Baa2	BBB+	A	A3	A	—	—	—	P	S	P
FE PA	BBB+	A3	A-	A	A1	—	BBB+	A3	A	P	S	S

Integrated:
JCP&L	BBB	A3	A-	—	—	—	BBB	A3	A	P	S	S
MP	BBB	Baa2	A-	A-	A3	A+	BBB	Baa2	—	S	S	S
AGC	BBB-	Baa2	A-	—	—	—	—	—	—	S	S	S
PE	BBB	Baa2	BBB+	A-	A3	A	—	—	—	S	S	S

Stand-Alone Transmission:
FET	A-	Baa2	BBB+	—	—	—	BBB+	Baa2	BBB+	P	S	S
ATSI	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
MAIT	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
TrAIL	A-	A3	A	—	—	—	A-	A3	A+	P	S	S
KATCo	—	A3	A-	—	—	—	—	—	—	—	S	S
(1) S = Stable, P = Positive

On September 23, 2025, Fitch upgraded FE PA’s corporate credit rating to A- from BBB+, its senior unsecured rating to A from A- and updated its ratings outlook to stable. Additionally, Fitch affirmed the ratings and outlooks of FE and its other subsidiaries.

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

Debt capacity is subject to the consolidated interest coverage ratio in FE's credit facility. As of September 30, 2025, FirstEnergy could incur approximately $1.2 billion of incremental interest expense or incur a $3.1 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements of FE's credit facility.

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

Changes in Cash Position

As of September 30, 2025, FirstEnergy had $1,404 million of cash and cash equivalents and $27 million of restricted cash as compared to $111 million of cash and cash equivalents and $43 million of restricted cash as of December 31, 2024, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Nine Months Ended September 30,
(In millions)	2025	2024	Change

Net cash provided from operating activities	$2,564	$1,847	$717
Net cash used for investing activities	(3,805)	(2,961)	(844)
Net cash provided from financing activities	2,518	1,400	1,118
Net change in cash, cash equivalents, and restricted cash	1,277	286	991

Cash, cash equivalents, and restricted cash at beginning of period	154	179	(25)
Cash, cash equivalents, and restricted cash at end of period	$1,431	$465	$966

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

Net cash provided from operating activities was $2,564 million in the first nine months of 2025, as compared to net cash provided from operating activities of $1,847 million in the first nine months of 2024. The increase in cash provided from operating activities in 2025, compared to the same period of 2024, is primarily due to:

•Higher revenues from the implementation of base rate cases in Pennsylvania, New Jersey, and West Virginia;
•Higher return on regulated capital investment programs;
•Increased working capital due to the timing of account receivable receipts and lower employee benefit payments in 2025 in comparison to 2024;
•Higher net transmission revenue collection based on the timing of formula rate collections;
•Higher customer usage and demand; and
•Absence of the payment of the SEC civil penalty and OAG settlement in the third quarter of 2024.

The increase in cash provided from operating activities was partially offset by:
•The absence of net proceeds from the shareholder derivative lawsuit settlement in the second quarter of 2024;
•Temporary rate credits that were provided to JCP&L residential customers during the third quarter of 2025, net of recoveries, as further discussed below;
•Lower dividend distribution received by FEV from its equity investment in Global Holding; and
•Decreased cash collateral received from suppliers due to changes in power prices.

Cash Flows From Investing Activities

Cash used for investing activities in the first nine months of 2025 principally represented cash used for capital investments. The following table summarizes investing activities for the first nine months of 2025 and 2024:

	For the Nine Months Ended September 30,
Investing Activities	2025	2024	Change
	(In millions)
Capital investments:
Distribution Segment	$976	$758	$218
Integrated Segment	1,336	1,045	291
Stand-Alone Transmission Segment	1,161	875	286
Corporate / Other	66	58	8
Asset removal costs	290	212	78
Other	(24)	13	(37)
	$3,805	$2,961	$844

Net cash used for investing activities for the first nine months of 2025 increased $844 million, compared to the same period of 2024, primarily due to capital investments.

Cash Flows From Financing Activities

In the first nine months of 2025 and 2024, cash provided from financing activities was $2,518 million and $1,400 million, respectively. The following table summarizes financing activities for the first nine months of 2025 and 2024:

	For the Nine Months Ended September 30,
Financing Activities	2025	2024	Change
	(In millions)

New Issues:
Unsecured convertible notes	$2,500	$—	$2,500
Senior unsecured notes	3,125	1,200	1,925
Senior secured notes	100	—	100
FMBs	200	—	200
	$5,925	$1,200	$4,725

Redemptions / Repayments:
Unsecured convertible notes	$(1,206)	$—	$(1,206)
Unsecured notes	(925)	(963)	38
FMBs	—	(700)	700
Senior secured notes	(48)	(47)	(1)
	$(2,179)	$(1,710)	$(469)

Short-term borrowings, net	$(259)	$(700)	$441
Proceeds from FET Equity Interest Sale	—	3,500	(3,500)
Noncontrolling interest cash distributions	(74)	(51)	(23)
Common stock dividend payments	(759)	(725)	(34)
Debt issuance and redemption costs, and other	(136)	(114)	(22)
	$2,518	$1,400	$1,118

FirstEnergy and JCP&L had the following issuances and redemptions during the nine months ended September 30, 2025:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE	Senior Unsecured Notes	March, 2025	2.05%	2025	$300	FE redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.
FE	Senior Unsecured Convertible Notes	June, 2025	4.00%	2026	$1,206	FE repurchased approximately $1,206 million of the principal amount of its 2026 Convertible Notes for $1,225 million, including a premium of approximately $19 million.
Issuances
TrAIL	Senior Unsecured Notes	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that came due in 2025, to refinance existing debt, for working capital, and for other general corporate purposes.
ATSI	Senior Unsecured Notes	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
OE	Senior Unsecured Notes	May, 2025	4.95%	2029	$300	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured Notes	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
PE	FMBs	June, 2025	5.00%	2030	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
TE	Senior Secured Notes	June, 2025	5.18%	2030	$100	Proceeds were used to refinance existing debt, to finance capital expenditures, and for other general corporate purposes.
FE	Senior Unsecured Convertible Notes	June, 2025	3.63%	2029	$1,350	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.
FE	Senior Unsecured Convertible Notes	June, 2025	3.88%	2031	$1,150	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.
FET	Senior Unsecured Notes	August, 2025	4.75%	2033	$450	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
JCP&L	Senior Unsecured Notes	September, 2025	4.15%	2029	$350
Proceeds were used to refinance existing debt, including the repayment of all of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

JCP&L	Senior Unsecured Notes	September, 2025	4.40%	2031	$500
Proceeds were used to refinance existing debt, including the repayment of all of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

JCP&L	Senior Unsecured Notes	September, 2025	5.15%	2036	$500
Proceeds were used to refinance existing debt, including the repayment of all of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

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

Holders may convert notes at their option at any time prior to the close of business on the business day immediately preceding: (i) October 15, 2028, with respect to the 2029 Convertible Notes; and (ii) October 15, 2030, with respect to the 2031 Convertible Notes, only under certain conditions:

•During any calendar quarter, if the last reported sale price of FE’s common stock for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;
•During the five consecutive business day period immediately after any 10 consecutive trading day period in which the trading price per $1,000 principal amount of the 2029 Convertible Notes and 2031 Convertible Notes for each trading day of such 10 trading-day period was less than 98% of the product of the last reported sale price of FE’s common stock and the conversion rate on each such trading day; or
•Upon the occurrence of certain corporate events specified in the indenture governing the 2029 Convertible Notes and 2031 Convertible Notes.

On or after October 15, 2028, in the case of the 2029 Convertible Notes, and on or after October 15, 2030, in the case of the 2031 Convertible Notes, until the close of business on the second scheduled trading day immediately preceding the maturity date of the relevant series of notes, holders may convert all or any portion of their notes of such series at any time, regardless of the foregoing conditions. FE will settle conversions of such notes by paying cash up to the aggregate principal amount of the notes to be converted and paying or delivering, as the case may be, cash, shares of its common stock or a combination of cash and shares of its common stock, at its election, in respect of the remainder, if any, of its conversion obligation in excess of the aggregate principal amount of the notes being converted, subject to the applicable terms of the indentures.

The conversion rate for each of the series of notes will initially be 20.9275 shares of FE’s common stock per $1,000 principal amount of such notes (equivalent to an initial conversion price of approximately $47.78 per share of FE’s common stock). The initial conversion price of such notes represents a premium of approximately 20% over the last reported sale price of FE’s common stock on the New York Stock Exchange on June 9, 2025. The conversion rate and the corresponding conversion price will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date with respect to a series of notes (and, in the case of the 2031 Convertible Notes, if FE delivers a notice of redemption with respect to the 2031 Convertible Notes), FE will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes of such series in connection with such corporate event or redemption as applicable.

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

FET Senior Notes and Registration Rights

On August 13, 2025, FET issued $450 million of senior unsecured notes due in 2033, in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days of closing of the offering.

JCP&L Senior Notes and Registration Rights

On December 5, 2024, JCP&L issued $700 million of senior unsecured notes due in 2035 in a private offering that included a registration rights agreement in which JCP&L agreed to conduct an exchange offer of these senior notes for like principal amounts registered under the Securities Act. On April 1, 2025, JCP&L filed a registration statement on Form S-4 with the SEC, which became effective on April 11, 2025.

On September 4, 2025, JCP&L issued: (i) $350 million of senior unsecured notes due in 2029; (ii) $500 million of senior unsecured notes due in 2031; and (iii) $500 million of senior unsecured notes due in 2036, in a private offering that included a registration rights agreement in which JCP&L agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days of closing of the offering.

On October 16, 2025, JCP&L redeemed $650 million of its 4.30% senior unsecured notes due 2026 from proceeds of the September 2025 senior unsecured notes issuances discussed above.

FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. As of September 30, 2025, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($615 million) and other assurances of ($436 million).

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

As of September 30, 2025, $185 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $32 million of net cash collateral as of September 30, 2025, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2025:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$90	$1	$91
Surety bonds (collateralized amount)(1)	110	153	263
Total Exposure from Contractual Obligations	$200	$154	$354
(1) Surety bonds are not tied to a credit rating. Surety bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $22 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

JCP&L - GUARANTEES AND OTHER ASSURANCES
JCP&L has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of September 30, 2025, was $46 million.

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

JCP&L has posted $28 million of collateral in the form of LOCs as of September 30, 2025. JCP&L is holding $7 million of net cash collateral as of September 30, 2025, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of September 30, 2025:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual obligations for additional collateral
Upon downgrade	$58
Surety bonds (collateralized amount)(1)	17
Total Exposure from Contractual Obligations	$75
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million as of September 30, 2025 of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

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

Equity Price Risk

As of September 30, 2025, the FirstEnergy pension plan assets were allocated approximately as follows: 32% in equity securities, 19% in fixed income securities, 5% in alternatives, 9% in real estate, 23% in private debt/equity, 9% in derivatives and 3% in cash and short-term securities. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which, based on various assumptions, including an expected rate of return on assets of 8.5% for 2025, is expected to be approximately $300 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. JCP&L is not expected to make a contribution.

As of September 30, 2025, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 57% in equity securities, 38% in fixed income securities and 5% in cash and short-term securities. See Note 4, “Pension and Other Post-Employment Benefits,” of the Combined Notes to Financial Statements of the Registrants for additional details on FirstEnergy’s pension and OPEB plans.

In the nine months ended September 30, 2025, FirstEnergy’s pension plan assets have gained approximately 13.7% as compared to an annual expected return on plan assets of 8.5%. In the nine months ended September 30, 2025, FirstEnergy’s qualified OPEB plan assets have gained approximately 13.1% as compared to an annual expected return on plan assets of 7%.

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

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of September 30, 2025, the spot rate was 5.45% and 5.25% for pension and OPEB obligations, respectively, as compared to 5.72% and 5.60% as of December 31, 2024, respectively.

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

Economic Conditions

While supply lead times have not fully returned to pre-pandemic levels, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs by the U.S. government and retaliatory tariffs that have been, and may be, imposed in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition. For example, in April 2025, the U.S. government began imposing tariffs intended to address trade deficits and inconsistent economic treatment of importation between the United States and other countries. In response, China, among other countries, has announced retaliatory tariffs against certain imports from the United States. In August 2025, certain country-specific “reciprocal tariffs” went into effect, and additional measures from the U.S. government, as well as other foreign governments, have occurred since that time. The scope and duration of global tariffs continue to evolve, which creates sustained uncertainty in global trade policy. The imposition of new, modified or increased tariffs or resultant trade wars, and the uncertainties associated with the same, could have an adverse effect on the Registrants’ consolidated results of operations, cash flow and financial condition.
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

OUTLOOK

    INCOME TAXES

As a result of several IRS private letter rulings issued during 2024 to another taxpayer, FERC recently issued orders to a non-affiliate that concluded that certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FirstEnergy determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected as the remeasurement of excess deferred income taxes, and an increase in accumulated deferred income tax assets for ratemaking purposes, which will increase overall rate base. FirstEnergy is in the process of making the appropriate updates in its annual formula rates for the impacted subsidiaries. See Note 5, “Income Taxes” of the Combined Notes to Financial Statements.

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

On September 30, 2025, the IRS issued additional guidance on the corporate AMT. FirstEnergy is assessing this additional guidance and while it continues to believe, more likely than not, it will be subject to corporate AMT, the additional guidance provides certain adjustments to regulated utilities in calculating corporate AMT, which may reduce FirstEnergy’s AMT estimates. Additionally, the future issuance of the U.S. Treasury’s revised proposed AMT regulations and, ultimately, the final AMT regulations, as well as additional future federal tax legislation or presidential executive orders, could significantly change FirstEnergy’s AMT estimates or its conclusions as to whether it is an AMT payer. JCP&L is party to an intercompany income tax allocation agreement with FirstEnergy and, accordingly, may be allocated a share of any corporate AMT paid by the FirstEnergy consolidated tax group. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

STATE REGULATION

Each of the Electric Companies’ retail rates, conditions of service, issuance of securities and other matters are subject to regulation in the states in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the PPUC, in West Virginia by the WVPSC and in New York by the NYPSC. The transmission operations of PE and TrAIL in Virginia, ATSI in Ohio, the Transmission Companies in Pennsylvania, PE and MP in West Virginia, and PE in Maryland are subject to certain regulations of the VSCC, PUCO, PPUC, WVPSC, and MDPSC, respectively. In addition, under Ohio law, municipalities may regulate rates of a public utility, subject to appeal to the PUCO if not acceptable to the utility. Further, if any of the FirstEnergy affiliates were to engage in the construction of significant new transmission facilities, depending on the state, they may be required to obtain state regulatory authorization to site, construct and operate the new transmission facility.

MARYLAND

PE operates under MDPSC-approved distribution base rates that were effective as of October 19, 2023, and that were subsequently modified by an MDPSC order dated January 3, 2024, which became effective as of March 1, 2024. PE also provides SOS pursuant to a combination of settlement agreements, MDPSC orders and regulations, and statutory provisions. SOS supply is competitively procured in the form of rolling contracts of varying lengths through periodic auctions that are overseen by the MDPSC and a third-party monitor. Although settlements with respect to SOS supply for PE customers have expired, service continues in the same manner until changed by order of the MDPSC. PE recovers its costs plus a return for providing SOS.

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Additionally, at the direction of the MDPSC, PE together with other Maryland utilities were required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE recovers EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Consistent with an MDPSC order dated December 29, 2022, phasing out the unamortized balances of EmPOWER investments, PE is required to expense 67% of its EmPOWER Maryland program costs in 2025, and 100% in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on

December 29, 2023. New legislation which took effect on July 1, 2024 is expected to reduce the carrying costs on the EmPOWER unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. On August 6, 2025, the Circuit Court for Washington County, Maryland issued an order granting PE’s petition, finding that the legislature may not change terms to apply retroactively to monies already expended. MDPSC and the Maryland Office of People’s Counsel have each appealed the decision.

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

The settlement of the distribution rate case in 2020, provided among other things, that JCP&L would be subject to a management audit, which began in May 2021. On April 12, 2023, the NJBPU accepted the final management audit report for filing purposes and ordered that interested stakeholders file comments on the report by May 22, 2023, which deadline was extended until July 31, 2023. JCP&L and one other party filed comments on July 31, 2023. On July 16, 2025, the NJBPU issued its final order, directing 100 of the 105 recommendations be implemented, including certain modifications. JCP&L filed its implementation plan on September 22, 2025, and began quarterly progress reporting in October 2025.

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

On May 23, 2025, JCP&L filed with the NJBPU a motion seeking declaratory guidance in view of recent offshore wind developments, including a shift in federal energy policy toward more traditional energy resources. JCP&L requested that the NJBPU provide guidance either affirming the current project schedule or, alternatively, authorizing JCP&L to modify the schedule. On June 9, 2025, responses to JCP&L’s motion were filed with the NJBPU, including a cross-motion by the New Jersey Division of Rate Counsel to reopen the offshore wind transmission proceeding, which JCP&L opposed. JCP&L advised that it intended to comply with its contractual obligations to construct the transmission project, and that its motion was limited to seeking guidance on the construction milestones. While the motion and cross-motion are pending decision, JCP&L will continue to construct the project per the milestones that are described in JCP&L’s contract with PJM. On July 28, 2025, the New Jersey Division of Rate Counsel asked the NJBPU to take judicial notice of a recent NYPSC order terminating its offshore wind transmission infrastructure process in the interest of protecting ratepayers. On August 13, 2025, the NJBPU issued an order requesting that JCP&L delay expenditures of certain of the transmission investment planned by JCP&L for a 2.5-year period, and directing that JCP&L work with NJBPU staff and PJM to ensure alignment as to the work that is to be continued on the original timeline and the work that is to be delayed consistent with the order.

Consistent with the commitments made in its proposal to the NJBPU, JCP&L formally submitted in November 2023 the first part of its application to the DOE to finance a substantial portion of the project using low-interest rate loans available under the DOE’s Energy Infrastructure Reinvestment Program of the IRA. JCP&L submitted the second part of its two-part application on March 13, 2024, which was approved on May 17, 2024. The DOE Loan Program Office initiated a due diligence review of the application shortly thereafter. On January 16, 2025, the DOE announced a conditional commitment to JCP&L for a loan guarantee of up to approximately $716 million for the project. On August 20, 2025, the DOE terminated its conditional commitment to JCP&L due to the DOE’s determination that a condition precedent could not be satisfied.

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

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that included JCP&L, NJBPU Staff and New Jersey Division of Rate Counsel, pursuant to which, among other things, JCP&L agreed to apply a temporary rate credit of $30.00 to each residential electric customer’s monthly bill in July and August 2025 that would be deferred in a regulatory asset and recovered with a charge of $10 applied to each residential bill from September 2025 through February 2026 to recover the amounts deferred, without carry charges, subject to a final reconciliation. As of September 30, 2025, JCP&L's regulatory asset associated with this temporary rate credit was approximately $50 million.

On August 13, 2025, the NJBPU issued an Order to Show Cause reviewing JCP&L’s 2024 Annual System Performance Report, which includes information regarding JCP&L’s systems level of electric service reliability performance during the prior calendar year. Failure to attain NJBPU’s minimum reliability levels may subject JCP&L to a penalty. The NJBPU order alleges JCP&L has failed to achieve minimum reliability levels for calendar years 2022, 2023, and 2024, and directed JCP&L to file an answer demonstrating why the NJBPU should not impose certain penalties upon JCP&L for such failure, which JCP&L filed on October 10, 2025.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. ESP V, as modified by the PUCO, provided for, among other things, the continuation of existing riders related to purchased power, transmission and uncollectibles, the continuation of the DCR rider with proposed annual revenue cap increases until new base rates are established, the continuation of the AMI rider, and the addition of new riders for recovery of storm and vegetation management expenses. Many of the terms and conditions were to be reconsidered in the base rate case. The ESP V order additionally directed the Ohio Companies to file another base distribution rate case not later than May 31, 2028, and contribute $32.5 million during the term of ESP V to fund low-income customer bill assistance programs and bill assistance for income-eligible senior citizens, and to develop an electric vehicle education program to assist customers in transitioning to electric vehicles which was recognized in the second quarter of 2024 within “Other operating expenses” at the Regulated Distribution segment and on FirstEnergy’s Consolidated Statements of Income. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the

PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider, with an annual revenue cap of $390 million, and denied the Ohio Companies’ request to continue ESP IV’s DCR rider revenue cap increases of $15 million per year. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. The PUCO also denied the Ohio Companies’ request to lift the base rate freeze in ESP IV, permitting the Ohio Companies’ pending base rate case to continue, but prohibiting new rates from going into effect until either the effective date of ESP VI, or the staff agrees that the freeze be lifted and new rates be implemented. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Ohio Supreme Court granted the Ohio Companies motion to intervene in the appeal. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the PUCO and the Ohio Companies, filed their briefs on August 26, 2025, to which OCC and NOAC replied on September 15, 2025.

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

On March 14, 2025, as directed by the PUCO in its December 18, 2024, order approving the Ohio Companies’ revised ESP IV tariffs, the Ohio Companies filed with the PUCO a request to commence their statutorily required quadrennial review of ESP IV and establish a proposed schedule. On July 10, 2025, the Ohio Companies withdrew the request for the PUCO to establish a procedural schedule following the May 15, 2025 signing by the Ohio Governor of HB 15 ending the statutory mandate to conduct the quadrennial review, effective August 14, 2025. The OCC filed its response to the Ohio Companies of notice of withdrawal on July 25, 2025, to which the Ohio Companies replied on August 1, 2025. The matter remains pending before the PUCO.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million, with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing include a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies request recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony. On July 31, 2024, the Ohio Companies filed an update that adjusted the net increase in base distribution revenues to approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. On January 27, 2025, the Ohio Companies filed a notice in the base rate case notifying parties that they will update their application for an increase in base distribution rates to reflect the withdrawal of ESP V and the reversion to ESP IV. The PUCO staff hired a third-party to assist in the review of the Ohio Companies' base rate case filing, and on February 21, 2025, PUCO staff and the third-party auditor each filed their reports. The auditor’s report recommended adjustments which would result in a net increase of the Ohio Companies’ base distribution revenues of approximately $8 million, with a return on equity of 9.63% and capital structures of 48.8% debt and 51.2% equity for each of the Ohio Companies. The PUCO staff’s report takes limited positions on the auditor’s finding and recommendations and makes additional findings. On March 24, 2025, the Ohio Companies, OCC, and other parties filed objections to the PUCO’s staff report and the auditor’s report. In addition, the Ohio Companies filed certain pieces of supplemental testimony and intervenors filed direct testimony. The Ohio Companies and various parties are engaged in settlement discussions with respect to the pending base rate case. Evidentiary hearings were held between May 5, 2025, and May 29, 2025. Initial and reply briefs were filed on June 20, 2025 and July 7, 2025, respectively. On July 21, 2025, the Ohio Companies filed a motion to strike, to which the PUCO staff and other intervenors responded on August 5, 2025. The Ohio Companies filed their reply on August 12, 2025. An order is anticipated in November 2025.

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

On September 8, 2020, the OCC filed motions in the Ohio Companies’ corporate separation audit and DMR audit dockets, requesting the PUCO to open an investigation and management audit, hire an independent auditor, and require FirstEnergy to show it did not improperly use money collected from consumers or violate any utility regulatory laws, rules or orders in its activities regarding HB 6. On December 30, 2020, in response to the OCC's motion, the PUCO reopened the DMR audit docket, and directed PUCO staff to solicit a third-party auditor and conduct a full review of the DMR to ensure funds collected from customers through the DMR were only used for the purposes established in ESP IV. On June 2, 2021, the PUCO selected an auditor, and the auditor filed the final audit report on January 14, 2022, which made certain findings and recommendations. The report found that spending of DMR revenues was not required to be tracked, and that DMR revenues, like all rider revenues, are placed into the regulated money pool as a matter of routine, where the funds lose their identity. Therefore, the report could not suggest that DMR funds were used definitively for direct or indirect support for grid modernization. The report also concluded that there was no documented evidence that ties revenues from the DMR to lobbying for the passage of HB 6, but also could not rule out with certainty uses of DMR funds to support the passage of HB 6. The report further recommended that the regulated companies' money pool be audited more frequently and the Ohio Companies adopt formal dividend policies. Final comments and responses were filed by parties during the second quarter of 2022. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the expanded DCR rider audit proceeding described below and on November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit, discussed further below, be consolidated with the already-consolidated DMR audit and expanded DCR rider audit proceeding. Evidentiary hearings were held between June 10, 2025, and June 27, 2025. Initial and reply briefs were filed by the parties on July 21, 2025, and August 4, 2025, respectively.

On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directed the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the DCR rider audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15,000. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On September 30, 2024, the third-party auditor’s report was filed. The audit examined 53 payments totaling approximately $75 million made in support of the passage of HB 6 and subsequent referendum efforts, and concluded that less than $5 million was allocated to the Ohio Companies. The audit report affirmed the Ohio Companies’ conclusion in its August 6, 2021 filing that a rate impact of less than $15,000 was charged to the Ohio Companies’ pole attachment customers associated with political and charitable spending in support of HB 6. On October 22, 2024, parties filed comments on the audit report, and on November 5, 2024, parties filed reply comments. The parties' comments remain pending with the PUCO. The administrative law judge set a procedural schedule on September 5, 2025. Evidentiary hearings are scheduled to begin on February 24, 2026.

In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On September 10, 2024, the Ohio Companies filed testimony describing their compliance with Ohio corporate separation laws and the implementation of the recommendations made in the audit reports. On September 20, 2024, intervenors filed testimony recommending fines for alleged violations of the Ohio corporate separation requirements. Evidentiary hearings were held on October 9 and 10, 2024; the scope of the hearings excluded allegations involving activities related to the passage of HB 6 and the former PUCO chairman, which were later addressed in hearings held between June 10, 2025, and June 27, 2025, as further described below. Initial and reply briefs have been filed by the Ohio Companies, PUCO staff and the intervening parties. To the extent the PUCO ultimately accepts the intervenors’ recommendations and issues a fine to the Ohio Companies, such amount is not expected to be material.

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

In connection with an ongoing annual audit of the Ohio Companies’ DCR rider for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through the DCR rider or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, and further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement. On November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit be consolidated with the already-consolidated DMR audit and the expanded DCR rider audit proceeding. Evidentiary hearings were held between June 10, 2025, and June 27, 2025. Initial and reply briefs were filed by the parties on July 21, 2025, and August 4, 2025, respectively.

In the fourth quarter of 2020, motions were filed with the PUCO requesting that the PUCO amend the Ohio Companies’ riders for collecting the OVEC-related charges required by HB 6 to provide for refunds in the event such provisions of HB 6 are repealed. Neither the Ohio Companies nor FE benefit from the OVEC-related charges the Ohio Companies collect. Instead, the Ohio Companies were further required by HB 6 to remit all the OVEC-related charges they collect to non-FE Ohio electric distribution utilities until August 14, 2025, at which time HB 15 became effective and the Ohio Companies stopped collecting OVEC-related charges. The Ohio Companies contested the motions, which are pending before the PUCO.

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

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, the Pennsylvania Companies implemented energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWh for ME, 3.0% MWh for PN, 2.7% MWh for Penn, and 2.4% MWh for WP. The fourth phase of FE PA’s energy efficiency and peak demand reduction program, which runs for the five-year period beginning June 1, 2021 through May 31, 2026, was approved by the PPUC on June 18, 2020, providing cost recovery of approximately $390 million to be recovered through Energy Efficiency and Conservation Phase IV Riders for each FE PA rate district.

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

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates that became effective March 27, 2024. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s

ENEC rate is typically updated annually and MP and PE filed their ENEC filing on August 29, 2025, for rates effective January 1, 2026.

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

On August 29, 2025, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates by approximately $14 million, proposed to be effective January 1, 2026, which represents a 0.8% increase of total revenues. The proposed increase is driven primarily by an under-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. The WVPSC scheduled a hearing for December 15, 2025. An order from the WVPSC is expected by the end of first quarter 2026.

On August 29, 2025, MP and PE filed with the WVPSC their biennial review of their vegetation management program and surcharge. MP and PE have proposed an approximate $3.2 million decrease in the surcharge rates due to an over-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. The WVPSC scheduled a hearing for December 15, 2025. An order from the WVPSC is expected by the end of first quarter 2026.

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases, and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031, which are expected to require a capital investment that is currently estimated to total approximately $2.5 billion. A procedural order is expected from the WVPSC by the end of 2025, and MP and PE expect to seek approval to build or acquire a natural gas combined cycle plant from the WVPSC in the first quarter of 2026.

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

FERC Audit

FERC’s Division of Audits and Accounting initiated a nonpublic audit of FESC in February 2019. Among other matters, the audit is evaluating FirstEnergy’s compliance with certain accounting and reporting requirements under various FERC regulations. On February 4, 2022, FERC filed the final audit report for the period of January 1, 2015, through September 30, 2021, which included several findings and recommendations that FirstEnergy has accepted. The audit report included a finding and related recommendation on FirstEnergy’s methodology for allocation of certain corporate support costs to regulatory capital accounts under certain FERC regulations and reporting. Effective in the first quarter of 2022 and in response to the finding, FirstEnergy implemented a new methodology for the allocation of these corporate support costs to regulatory capital accounts for its regulated distribution and transmission companies on a prospective basis. With the assistance of an independent outside firm, FirstEnergy completed an analysis during the third quarter of 2022 of these costs and how it impacted certain FERC-jurisdictional wholesale transmission customer rates for the audit period of 2015 through 2021. As a result of this analysis, FirstEnergy reclassified certain transmission capital assets to operating expenses for the audit period. FirstEnergy fully recovered approximately $105 million ($13 million at JCP&L) of these costs reclassified to operating expenses in its transmission formula rate revenue requirements as of December 31, 2024. Furthermore, the Ohio Companies are in the process of addressing the outcomes of the FERC Audit with the PUCO, which includes seeking continued rate base treatment of approximately $97 million of certain corporate support costs allocated to distribution capital assets as of September 30, 2025.

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, primarily related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates, were being referred to other offices within FERC for further review. On July 5, 2024, and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024, and January 13, 2025, the FERC Office of Enforcement issued further data requests related to the classification and recovery of a since terminated fuel consulting contract, to which FirstEnergy responded. If the FERC Office of Energy Market Regulation and the FERC Office of Enforcement were to successfully challenge the recovery of the 2022 reclassified operating expenses and formula transmission rates it could have a material adverse effect on FirstEnergy financial conditions, result of operations, and cash flows.

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On March 3, 2025, FirstEnergy filed for rehearing en banc, and Duke Energy Ohio, Inc. and AEP’s Ohio affiliate also filed for rehearing, which was denied by the Sixth Circuit on March 26, 2025. On April 16, 2025, the Sixth Circuit agreed to hold the case pending further appeal to the Supreme Court of the U.S. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. The parties submitted their briefings and the case is pending before the Supreme Court of the U.S.

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

Transmission Planning Supplemental Projects

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

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100kV or higher; (ii) appoint “independent transmission monitors” to conduct such planning; and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy, together with the PJM transmission owners, filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FirstEnergy is unable to predict the outcome or estimate the impact that this complaint may have on its Transmission Companies, however, whether this lawsuit moves forward could have a material impact on FirstEnergy and its transmission capital investment strategy.

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome. The complainants assert that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid; and (ii) would be constructed with different routing than as originally proposed. FERC set May 7, 2025, as the deadline for intervention and comment. PE intervened, filing a motion to dismiss and answer on May 7, 2025. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

Valley Link Formula Transmission Rate

Valley Link is a joint venture between FET, AEP and Dominion, and was formed to submit applications to construct transmission solutions to identified transmission reliability issues. In 2024, Valley Link submitted a portfolio of transmission solutions to the reliability issues that were the subject of the PJM 2024 RTEP Window 1 planning process. On February 26, 2025, PJM selected approximately $3 billion of the transmission solutions proposed by Valley Link for construction through PJM’s “baseline” RTEP process. On March 13, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On April 4, 2025, certain parties filed protests of certain elements of the proposed formula rate and requested transmission incentives, to which Valley Link responded on April 21, 2025. On April 8, 2025, PJM also sought to intervene in the matter. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 14, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. An initial settlement conference was held on June 26, 2025, and a procedural schedule for the initial phase of the settlement process was agreed upon. The capital structure incentive and the other open rate design matters are being addressed in confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 Regional Transmission Expansion Plan Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which, was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate the Registrants with regard to air and water quality, hazardous and solid waste management and disposal, and other environmental matters. While the Registrants’ environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. The Registrants cannot predict the timing or ultimate outcome of any of these reviews or how any future actions taken as a result thereof may materially impact their business, results of operations, cash flows and financial condition. In general, environmental requirements applicable to the electric power sector are becoming increasingly prescriptive and stringent, and the EPA finalized a number of rules in 2024 that could impact the Registrants. However, the Trump administration has issued certain executive orders and stated its intention to rescind, revise or replace some existing environmental regulations and the ultimate impact of recently finalized rules, several of which are in litigation, and any replacement rules are uncertain.

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to the Registrants. The specific timing or outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and litigation is also anticipated to occur. The disclosures herein do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generating plants. Subsequently, the EPA released its final CPP regulations in August 2015 to reduce CO2 emissions from existing fossil fuel-fired EGUs and finalized separate regulations imposing CO2 emission limits for new, modified, and reconstructed fossil fuel-fired EGUs. Numerous states and private parties filed appeals and motions to stay the CPP with the D.C. Circuit in October 2015. On February 9, 2016, the Supreme Court of the U.S. stayed the rule during the pendency of the challenges to the D.C. Circuit and Supreme Court of the U.S. On March 28, 2017, an executive order, entitled “Promoting Energy Independence and Economic Growth,” instructed the EPA to review the CPP and related rules addressing GHG emissions and suspend, revise or rescind the rules if appropriate. On June 19, 2019, the EPA repealed the CPP and replaced it with the ACE rule that established guidelines for states to develop standards of performance to address GHG emissions from existing coal-fired generation. On January 19, 2021, the D.C. Circuit vacated and remanded the ACE rule declaring that the EPA was “arbitrary and capricious” in its rulemaking and, as such, the ACE rule is no longer in effect and all actions thus far taken by states to implement the federally mandated rule are now null and void. Vacating the ACE rule had the unintended effect of reinstating the CPP because the repeal of the CPP was a provision within the ACE rule. The D.C. Circuit decision was appealed by several states and interested parties, including West Virginia, arguing that the EPA did not have the authorization under Section 111(d) of the CAA to require “generation shifting” as a way to limit GHGs. On June 30, 2022, the Supreme Court of the U.S. in West Virginia v. Environmental Protection Agency held that the method the EPA used to regulate GHGs (generation shifting) under Section 111(d) of the CAA (the CPP) was not authorized by Congress and remanded the rule to the EPA for further reconsideration. In response, on May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. The rule, which proposed stringent GHG emissions limitations based on fuel type and unit retirement date, was issued as final by the EPA on April 25, 2024. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. On July 19, 2024, the D.C. Circuit denied the stay motions and on July 23 and 26, 2024 the aggrieved petitioners filed emergency stay applications to the Supreme Court of the U.S. On October 16, 2024, the Supreme Court of the U.S. denied the stay applications. On December 6, 2024, oral arguments on the merits of the challenge were heard by the D.C. Circuit. On February 5, 2025, the Department of Justice filed an unopposed motion on behalf of the EPA in the D.C. Circuit, seeking to hold the litigation in abeyance, and forego issuing its opinion, for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 19, 2025, the D.C. Circuit granted the EPA’s motion. The D.C. Circuit subsequently granted a second motion from the EPA placing the litigation in abeyance until further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal the GHG rule.

Among other deregulatory actions, Executive Order 14514 directs the EPA Administrator to make recommendations on the “legality and continuing applicability” of the EPA’s 2009 Endangerment Finding, which forms the basis for the EPA's GHG regulations. On March 12, 2025, the EPA announced a series of planned deregulatory actions that it would be taking related to such executive order, including reconsideration of the regulations to limit power plant GHG emissions. On July 29, 2025, the EPA announced a proposal to rescind its 2009 Endangerment Finding, which, if finalized, would repeal all resulting GHG emissions regulations. Depending on the outcome of any appeals and the EPA review, compliance with the GHG emissions limits could require additional capital expenditures or changes in operation at the Fort Martin and Harrison power stations.

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

FirstEnergy has pledged to achieve carbon neutrality by 2050 with respect to GHGs within FirstEnergy’s direct operational control (known as Scope 1 emissions). FirstEnergy’s ability to achieve its GHG reduction goal is subject to its ability to make operational changes and is conditioned upon numerous risks, many of which are outside of its control. With respect to FirstEnergy’s coal-fired plants in West Virginia, which serve as the primary source of its Scope 1 emissions, it has identified that the end of the useful life date is 2035 for Fort Martin and 2040 for Harrison. MP filed its 10-year integrated resource plan with the

WVPSC on October 1, 2025, which highlighted, among other things, the need for new dispatchable generation in West Virginia. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If FirstEnergy is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s financial condition, results of operations, and cash flow. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits were renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025, for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired power plants that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Group filed a motion to stay the rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions and motions for stay have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. On October 10, 2024, the U.S. Court of Appeals for the Eighth Circuit denied the motions for stay. On February 19, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the U.S. Court of Appeals for the Eighth Circuit, seeking to hold the litigation in abeyance for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 28, 2025, U.S. Court of Appeals for the Eighth Circuit granted the EPA’s motion. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the 2024 ELG rule. On October 10, 2025, the EPA published a proposed ELG Deadline Extensions Rule and companion Direct Final Rule extending certain compliance deadlines included in the 2024 ELG Rule. Depending on the outcome of appeals and the EPA’s review, compliance with the 2024 ELG rule could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. FirstEnergy is currently assessing the impact of the final rule.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generating plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. During 2024, as a result of the evaluation of closure options for McElroy’s Run and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025 with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply recognized a $130 million liability, based on a

4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the nine months ended September 30, 2025, AE Supply made $46 million of cash payments to the escrow account.

On May 8, 2024, the EPA issued the Legacy CCR Rule, which finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments. The rule extends 2015 CCR Rule requirements for groundwater monitoring and protection, operational and reporting procedures as well as closure requirements to impoundments and landfills that were not originally included for coverage by the 2015 CCR Rule. Furthermore, the EPA’s interpretations of the EPA CCR regulations continue to evolve through enforcement and other regulatory actions. FirstEnergy is currently assessing the potential impacts of the final rule, including a review of additional sites to which the new rule might be applicable. On February 13, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the D.C. Circuit, seeking to hold the litigation, which was filed on August 8, 2024, by the Utility Solid Waste Act Group with FE as a member, in abeyance for a period of 120 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed, which the D.C. Circuit granted. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the final Legacy CCR Rule. FirstEnergy continues to monitor the EPA’s actions related to CCR regulations; however, the ultimate impact is unknown at this time and is subject to the outcome of the litigation and any future state regulatory actions. Depending on the outcome of appeals and the EPA’s rule, compliance with the final Legacy CCR Rule could require remedial actions, including removal of coal ash. See Note 8, “Asset Retirement Obligations,” of the Combined Notes to Financial Statements of the Registrants above for a description of the $139 million increase to its ARO that FirstEnergy recorded during 2024 as a result of its analysis. JCP&L did not have any legacy CCR disposal sites that were applicable to the 2024 CCR rules.

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of September 30, 2025, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $93 million have been accrued through September 30, 2025, of which approximately $67 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter as to FE. Under the DPA, FE agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA required that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, consisting of (x) $115 million paid by FE to the U.S. Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as an expense in the second quarter of 2021 and paid in the third quarter of 2021. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue: (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office, including the aforementioned federal indictment against two former FirstEnergy senior officers. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information. On February 26, 2025, the U.S. Attorney’s Office filed a status report confirming these commitments.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020, and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the U.S. Court of Appeals for the Sixth Circuit seeking to appeal that order. On August 13, 2025, the Sixth Circuit vacated the S.D. Ohio’s order granting class certification. On October 14, 2025, the S.D. Ohio scheduled oral arguments for November 6, 2025, to further consider class certification in light of the Sixth Circuit’s decision. On October 17, 2025, plaintiffs filed a notice with the S.D. Ohio withdrawing their claims under Sections 10(b) and 20(a) of the Exchange Act pertaining to the FE senior notes. On July 29, 2024, FE filed in the U.S. Court of Appeals for the Sixth Circuit a Petition for Writ of Mandamus asking the Sixth Circuit to direct the S.D. Ohio to deny plaintiffs’ motion to compel disclosure of FE’s privileged internal investigation materials. On October 3, 2025, the Sixth Circuit granted FE’s Petition for Writ of Mandamus and vacated the S.D. Ohio’s order to produce privileged internal investigation materials. On October 9, 2025, plaintiffs filed a petition for rehearing of that decision. The Sixth Circuit directed FE to respond to plaintiffs’ petition by October 30, 2025. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
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

Summary of Results of Operations—Third Quarter 2025 Compared with Third Quarter 2024
Financial results for JCP&L's business segments for the three months ended September 30, 2025 and 2024, respectively were as follows:

Third Quarter 2025 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$841	$67	$(44)	$864

Operating Expenses:
Purchased power	451	—	—	451
Other operating expenses	185	17	(44)	158
Provision for depreciation	53	13	—	66
Amortization of regulatory assets, net	11	—	—	11
General taxes	6	—	—	6
Total operating expenses	706	30	(44)	692

Other Income (Expense):
Miscellaneous income (expense), net	14	(1)	—	13
Interest expense - other	(25)	(9)	—	(34)
Interest expense - affiliates	(3)	—	—	(3)
Capitalized financing costs	4	8	—	12
Total other expense	(10)	(2)	—	(12)

Income taxes	32	9	—	41

Net Income	$93	$26	$—	$119

Third Quarter 2024 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues:	$747	$57	$(39)	$765

Operating Expenses:
Purchased power	384	—	—	384
Other operating expenses	203	15	(39)	179
Provision for depreciation	50	12	—	62
Deferral of regulatory assets, net	(25)	—	—	(25)
General taxes	5	—	—	5
Total operating expenses	617	27	(39)	605

Other Income (Expense):
Miscellaneous income (expense), net	12	(1)	—	11
Interest expense - other	(17)	(5)	—	(22)
Interest expense - affiliates	(5)	—	—	(5)
Capitalized financing costs	1	5	—	6
Total other expense	(9)	(1)	—	(10)

Income taxes	33	8	—	41

Net Income	$88	$21	$—	$109

Changes Between Third Quarter 2025 and Third Quarter 2024 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$94	$10	$(5)	$99

Operating Expenses:
Purchased power	67	—	—	67
Other operating expenses	(18)	2	(5)	(21)
Provision for depreciation	3	1	—	4
Amortization (deferral) of regulatory assets, net	36	—	—	36
General taxes	1	—	—	1
Total operating expenses	89	3	(5)	87

OPERATING INCOME	5	7	—	12

Other Income (Expense):
Miscellaneous income (expense), net	2	—	—	2
Interest expense - other	(8)	(4)	—	(12)
Interest expense - affiliates	2	—	—	2
Capitalized financing costs	3	3	—	6
Total other expense	(1)	(1)	—	(2)

Income taxes	(1)	1	—	—

Net Income	$5	$5	$—	$10

JCP&L’s Distribution - Results of Operations

Net income increased $5 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to lower operating expenses and a lower effective tax rate, partially offset by lower customer usage and demand.

Revenues

The $94 million increase in total revenues resulted from the following sources:

	For the Three Months Ended September 30,
Revenues by Type of Service	2025	2024	Increase / (Decrease)
	(In millions)
Distribution services	$365	$373	$(8)

Generation sales:
Retail	470	367	103
Wholesale	2	2	—
Total generation sales	472	369	103

Other	4	5	(1)
Total Revenues	$841	$747	$94

Distribution services revenue decreased $8 million during the third quarter of 2025, as compared to the same period of 2024, primarily due to lower customer usage and demand.

Generation sales revenues increased $103 million during the third quarter of 2025, as compared to the same period of 2024, primarily due to higher non-shopping generation auction rates, partially offset by increased shopping, which decreased retail sales volumes. Total generation provided by alternative suppliers as a percentage of total MWh deliveries in the third quarter of 2025, as compared to the same period of 2024, increased to 37% from 35%. Retail generation sales have no material impact to earnings.

Operating Expenses

Total operating expenses increased by $89 million primarily due to:
•Purchased power costs, which have no material impact to earnings, increased by $67 million during the third quarter of 2025, as compared to the same period of 2024, primarily due to higher unit costs, partially offset by lower sales volumes.

•Other operating expenses decreased $18 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to:

•The absence of a $9 million impairment charge related to the Akron general office in the third quarter of 2024; and
•Lower storm restoration expenses of $32 million, which were mostly deferred for future recovery.

The decrease was partially offset by:

•Higher energy efficiency and other state mandated program costs of $11 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher other operating expenses of $12 million, primarily due to higher employee benefit costs and higher material and contractor spend, partially offset by increased construction support and lower maintenance work.

•Depreciation expense increased $3 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets, net decreased $36 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to a $23 million decrease from lower deferral of storm restoration expenses, a $3 million decrease due to the absence of the amortization of a regulatory liability related to customer refunds in 2024, and a $13 million net decrease from lower generation and transmission related deferrals, partially offset by $3 million related to net increases in other deferrals.

•General taxes increased $1 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to higher property taxes.

Other Expenses

Total other expenses increased $1 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to long-term debt issuances since the third quarter of 2024, partially offset by higher capitalized interest and lower interest on short-term borrowings.

Income Taxes

The distribution segment's effective tax rate for the three months ended September 30, 2025 and 2024, was 25.6% and 27.3%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit from AFUDC equity flow-through.

JCP&L’s Transmission - Results of Operations

Net income increased $5 million in the third quarter of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated transmission investments that increased rate base and higher capitalized financing costs.

Revenues

Transmission revenue increased $10 million during the third quarter of 2025, as compared to the same period of 2024, primarily due to a higher rate base and the recovery of higher transmission operating expenses.

Operating Expenses

Total operating expenses increased by $3 million during the third quarter of 2025, as compared to the same period of 2024, primarily due to higher operating and maintenance expenses and higher depreciation and property tax expenses from a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses

Total other expenses increased by $1 million during the third quarter of 2025, as compared to the same period of 2024, primarily due to higher interest expenses on new long-term debt issuances, partially offset by higher capitalized financing costs.

Income Taxes

The transmission segment's effective tax rate for the three months ended September 30, 2025 and 2024, was 25.7% and 27.6%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit from AFUDC equity flow-through.

Summary of Results of Operations — First Nine Months of 2025 Compared with First Nine Months of 2024
Financial results for JCP&L's business segments for the nine months ended September 30, 2025 and 2024, respectively, were as follows:

First Nine Months 2025 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$1,962	$191	$(131)	$2,022

Operating Expenses:
Purchased power	1,052	—	—	1,052
Other operating expenses	525	42	(131)	436
Provision for depreciation	159	37	—	196
Deferral of regulatory assets, net	(25)	—	—	(25)
General taxes	17	1	—	18
Total operating expenses	1,728	80	(131)	1,677

Other Income (Expense):
Miscellaneous income (expense), net	37	(1)	—	36
Interest expense - other	(69)	(24)	—	(93)
Interest expense - affiliates	(6)	—	—	(6)
Capitalized financing costs	10	21	—	31
Total other expense	(28)	(4)	—	(32)

Income taxes	54	25	—	79

Net Income	$152	$82	$—	$234

First Nine Months 2024 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues:	$1,728	$175	$(115)	$1,788

Operating Expenses:
Purchased power	898	—	—	898
Other operating expenses	593	46	(115)	524
Provision for depreciation	151	34	—	185
Deferral of regulatory assets, net	(98)	—	—	(98)
General taxes	15	1	—	16
Total operating expenses	1,559	81	(115)	1,525

Other Income (Expense):
Miscellaneous income (expense), net	33	(10)	—	23
Interest expense - other	(57)	(17)	—	(74)
Interest expense - affiliates	(15)	—	—	(15)
Capitalized financing costs	5	14	—	19
Total other expense	(34)	(13)	—	(47)

Income taxes	36	22	—	58

Net Income	$99	$59	$—	$158

Changes Between First Nine Months Ended 2025 and First Nine Months Ended 2024 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$234	$16	$(16)	$234

Operating Expenses:
Purchased power	154	—	—	154
Other operating expenses	(68)	(4)	(16)	(88)
Provision for depreciation	8	3	—	11
Deferral of regulatory assets, net	73	—	—	73
General taxes	2	—	—	2
Total operating expenses	169	(1)	(16)	152

OPERATING INCOME	65	17	—	82

Other Income (Expense):
Miscellaneous income (expense), net	4	9	—	13
Interest expense - other	(12)	(7)	—	(19)
Interest expense - affiliates	9	—	—	9
Capitalized financing costs	5	7	—	12
Total other expense	6	9	—	15

Income taxes	18	3	—	21

Net Income	$53	$23	$—	$76

JCP&L’s Distribution - Results of Operations

Net income increased $53 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to higher revenues from the implementation of the base rate case in February 2024, the absence of a $53 million charge in connection with the base rate case settlement agreement, as further discussed below, higher customer usage and demand, and higher rider revenues associated with regulated investment programs.

Revenues

The $234 million increase in total revenues resulted from the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2025	2024	Increase / (Decrease)
	(In millions)
Distribution services	$900	$856	$44

Generation sales:
Retail	1,046	852	194
Wholesale	3	4	(1)
Total generation sales	1,049	856	193

Other	13	16	(3)
Total Revenues	$1,962	$1,728	$234

Distribution services revenue increased $44 million during the first nine months of 2025, as compared to the same period of 2024, primarily due to higher revenues from the implementation of the base rate case in February 2024, higher customer usage and demand, and higher rider revenues associated with certain regulated investment programs.

Generation sales revenues increased $193 million during the first nine months of 2025, as compared to the same period of 2024, primarily due to higher non-shopping generation auction rates, partially offset by increased shopping, which decreased sales volumes. Total generation provided by alternative suppliers as a percentage of total MWh deliveries in the first nine months of 2025, as compared to the same period of 2024, increased to 38% from 37%. Retail generation sales have no material impact to earnings.

Operating Expenses

Total operating expenses increased by $169 million primarily due to:
•Purchased power costs, which have no material impact to earnings, increased by $154 million during the first nine months of 2025, as compared to the same period of 2024, primarily due to higher unit costs.

•Other operating expenses decreased $68 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to:

•The absence of a $53 million pre-tax charge at JCP&L in the first quarter 2024 associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the base rate case settlement agreement, to be disallowed from future recovery;
•The absence of a $9 million impairment charge related to the Akron general office in the third quarter of 2024; and
▪Lower storm restoration expenses of $56 million, which were mostly deferred for future recovery.

The decrease was partially offset by:

•Higher uncollectible expenses of $4 million, which were deferred for future recovery;
•Higher energy efficiency and other state mandated program costs of $29 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher other operating expenses of $17 million, primarily due to severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025, higher employee benefit costs, and higher material and contractor spend, partially offset by increased construction support and lower maintenance work.

•Depreciation expense increased $8 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to a higher asset base.

•Deferral of regulatory assets, net decreased $73 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to a $51 million decrease from lower deferral of storm restoration expenses, a $19 million decrease due to the absence of the amortization of a regulatory liability related to customer refunds in 2024, and a $11 million net decrease from lower generation and transmission related deferrals, partially offset by $12 million related to net increases in other deferrals.

Other Expenses

Total other expenses decreased $6 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to lower interest on short-term borrowings and higher capitalized interest, partially offset by long-term debt issuances since the third quarter of 2024.

Income Taxes

The distribution segment's effective tax rate for the nine months ended September 30, 2025 and 2024, was 26.2% and 26.7%, respectively.

JCP&L’s Transmission - Results of Operations

Net income increased $23 million in the first nine months of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated transmission investments that increased rate base, higher capitalized financing costs and the absence of a non-recoverable charge related to an abandoned transmission project in the second quarter 2024.

Revenues

Transmission revenue increased $16 million during the first nine months of 2025, as compared to the same period of 2024, primarily due to higher revenues from regulated transmission investments that increased rate base, partially offset by recovery of lower transmission operating expenses.

Operating Expenses

Total operating expenses decreased by $1 million during the first nine months of 2025, as compared to the same period of 2024, primarily due to lower operating and maintenance expenses, partially offset by higher depreciation and property tax expenses from a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses

Total other expenses decreased by $9 million during the first nine months of 2025, as compared to the same period of 2024, primarily due to the absence of a non-recoverable charge related to an abandoned transmission project in the second quarter 2024 and higher capitalized financing costs, partially offset by higher interest expenses on new long-term debt issuances.

Income Taxes

The transmission segment's effective tax rate for the nine months ended September 30, 2025 and 2024, was 23.4% and 27.2%, respectively. The decrease in the effective tax rate is primarily due to an increase in the tax benefit from AFUDC equity flow-through.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 9, “Regulatory Matters,” and Note 10, “Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

As of September 30, 2025, there has been no material change to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024. You should carefully consider the FirstEnergy risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 27, 2025.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION.

Trading Arrangements

During the quarter ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Amendments to Existing Revolving Credit Facilities

The information set forth below is included for the purpose of providing disclosure under "Item 1.01 - Entry into a Material Definitive Agreement" and "Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant" of Form 8-K.

On October 27, 2025, FE, JCP&L, the Ohio Companies, FE PA, MP and PE, KATCo, FET and ATSI, MAIT and TrAIL, entered into amendments to their respective credit facilities (collectively, and as amended on October 27, 2025, the “Amended Credit Facilities”) to, among other things: (i) remove the 10 basis point credit spread adjustment from the interest rate calculation; (ii) permit a one-week interest period for any Term Benchmark Advance (as defined under each of the Amended Credit Facilities)

based upon daily simple SOFR; and (iii) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2028 to October 20, 2029 for the KATCo credit facility, (b) from October 20, 2029 to October 20, 2030 for the FET credit facility and (c) from October 18, 2028 to October 18, 2029 for the remaining Amended Credit Facilities.

The Amended Credit Facilities are as follows:

•Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among FE, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;
•Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among JCP&L, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent;
•Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among CEI, OE and TE, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;
•Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among FE PA, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent;
•Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among MP and PE, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent;
•Amendment No. 2 to Credit Agreement, dated as of October 27, 2025, among KATCo, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent;
•Amendment No. 2 to Credit Agreement, dated as of October 27, 2025, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent; and
•Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among ATSI, MAIT and TrAIL, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

The foregoing description of the Amended Credit Facilities are qualified in their entirety by reference to each such amendment entered into by FE, JCP&L, the Ohio Companies, FE PA, MP and PE, ATSI, MAIT and Trail, FET and KATCo, each of which is filed hereto as Exhibits 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11 and 10.12, respectively, and incorporated herein by reference.
ITEM 6.        EXHIBITS

Exhibit Number		Description

FirstEnergy
(B)	10.1
FirstEnergy Corp. Executive Severance Benefits Plan, As Amended and Restated as of January 1, 2026 (incorporated by reference to FE’s Form 8-K filed September 29, 2025, Exhibit 10.1, File No. 333-21011).

(B)	10.2
FirstEnergy Corp. Executive Change in Control Severance Plan, As Amended and Restated as of January 1, 2026 (incorporated by reference to FE’s Form 8-K filed September 29, 2025, Exhibit 10.2, File No. 333-21011).

(B)	10.3	Form of 2020 Incentive Compensation Plan 2026 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 8-K filed September 29, 2025, Exhibit 10.3, File No. 333-21011).
(B)	10.4
Form of 2020 Incentive Compensation Plan 2026-2028 Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 8-K filed September 29, 2025, Exhibit 10.4, File No. 333-21011).

(A)	10.5
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among FE, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

(A)	10.6
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among JCP&L, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent.

(A)	10.7
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among CEI, OE and TE, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

(A)	10.8
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among FE PA, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent.

(A)	10.9
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among MP and PE, as borrowers, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent.

(A)	10.10
Amendment No. 2 to Credit Agreement, dated as of October 27, 2025, among KATCo, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

(A)	10.11
Amendment No. 2 to Credit Agreement, dated as of October 27, 2025, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

(A)	10.12
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among ATSI, MAIT and TrAIL, as borrowers, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.

	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)

JCP&L
	4.1	Form of 4.150% Senior Notes due 2029 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 4.3, File No. 001-03141).
	4.2	Form of 4.400% Senior Notes due 2031 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 4.4, File No. 001-03141).
	4.3	Form of 5.150% Senior Notes due 2036 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 4.5, File No. 001-03141).
	10.1
Registration Rights Agreement, dated as of September 4, 2025, by and among JCP&L, J.P. Morgan Securities LLC, PNC Capital Markets, LLC, Scotia Capital (USA) Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the 4.150% Senior Notes due 2029 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 10.1, File No. 001-03141).

	10.2
Registration Rights Agreement, dated as of September 4, 2025, by and among JCP&L, J.P. Morgan Securities LLC, PNC Capital Markets LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the 4.400% Senior Notes due 2031 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 10.2, File No. 001-03141).

	10.3
Registration Rights Agreement, dated as of September 4, 2025, by and among JCP&L, J.P. Morgan Securities LLC, PNC Capital Markets LLC, Scotia Capital (USA) Inc., and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the 5.150% Senior Notes due 2036 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 10.3, File No. 001-03141).

(A)	10.4
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among JCP&L, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent.

(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of Jersey Central Power & Light Company for the period ended September 30, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statements of Income and Comprehensive Income, (ii) Balance Sheets, (iii) Statements of Common Stockholder's Equity, (iv) Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)

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
October 28, 2025

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

JERSEY CENTRAL POWER & LIGHT COMPANY
Registrant

/s/ Lisa A. Schultz
Lisa A. Schultz
Controller
(Principal Accounting Officer)