Form 10-K
period 2025-12-31
FIRSTENERGY CORP; JERSEY CENTRAL POWER & LIGHT CO
filed 2026-02-18
CIK 1031296, 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the FISCAL YEAR ended December 31, 2025

OR

    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission	Registrants;					I.R.S. Employer
File Number	Address and Telephone Number				States of Incorporation	Identification No.

333-21011	FIRSTENERGY CORP.				Ohio	34-1843785
	341 White Pond Drive
	Akron	OH	44320
	Telephone		(800)	736-3402

1-3141	JERSEY CENTRAL POWER & LIGHT COMPANY				New Jersey	21-0485010
	300 Madison Avenue
	Morristown		NJ	07962
	Telephone		(800)	736-3402
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.10 par value per share	FE	New York Stock Exchange
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

FirstEnergy Corp.	Yes	☐	No	☑
Jersey Central Power & Light Company	Yes	☐	No	☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

FirstEnergy Corp.	Yes	☐	No	☑
Jersey Central Power & Light Company	Yes	☐	No	☑
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

FirstEnergy Corp.	☐
Jersey Central Power & Light Company	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

FirstEnergy Corp.	☑
Jersey Central Power & Light Company	☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

FirstEnergy Corp.	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

FirstEnergy Corp.	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

FirstEnergy Corp.	Yes	☐	No	☑
Jersey Central Power & Light Company	Yes	☐	No	☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.
$23,208,851,454 as of June 30, 2025
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Registrants	CLASS	AS OF JANUARY 31, 2026
FirstEnergy Corp.	Common Stock, $0.10 par value	577,932,879
Jersey Central Power & Light Company	Common Stock, $10 par value	13,628,447, all held by FirstEnergy Corp.
This combined Form 10-K is separately filed by FirstEnergy Corp. and Jersey Central Power & Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Jersey Central Power & Light Company makes no representation as to information relating to FirstEnergy Corp.
Jersey Central Power & Light Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to Form 10-K.
Documents Incorporated By Reference

PART OF FORM 10-K INTO WHICH
DOCUMENT	DOCUMENT IS INCORPORATED
Portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders of FirstEnergy Corp. to be held May 20, 2026.	Part III

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries, including Jersey Central Power & Light Company:

AE Supply	Allegheny Energy Supply Company, LLC, a wholly owned unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, a wholly owned generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, which provides legal, financial and other corporate support services
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE, and the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH and Valley Link
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Global Holding	Global Mining Holding Company, LLC, a joint venture between FEV, WMB Marketing Ventures, LLC and Pinesdale LLC
Grid Growth	Grid Growth Ventures, LLC, a holding company formed by FET and Transource on September 29, 2025
Grid Growth EHV	Grid Growth EHV Holdings, LLC, a subsidiary of Grid Growth
Grid Growth Subsidiaries	The six subsidiaries of Grid Growth: (i) Grid Growth EHV Holdings, LLC; (ii) Grid Growth Ohio, LLC; (iii) Grid Growth West Virginia, LLC; (iv) Grid Growth Virginia, LLC; (v) Grid Growth Ohio EHV, LLC; and (vi) Grid Growth Virginia Development, Inc. - that will develop, construct, own, operate and maintain those transmission projects awarded by PJM
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a wholly owned transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-Allegheny	PATH Allegheny Transmission Company, LLC
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
Penn	Pennsylvania Power Company, a former wholly owned Pennsylvania electric power company subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
Registrants	FE and JCP&L
Signal Peak	Signal Peak Energy, LLC, an indirect subsidiary of Global Holding that owns mining operations near Roundup, Montana
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Transmission Companies	ATSI, MAIT, TrAIL and KATCo
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, DominionHV and Transource on November 24, 2024
Valley Link Subsidiaries	The five subsidiaries of Valley Link: (i) Valley Link Transmission Maryland, LLC; (ii) Valley Link Transmission, Ohio, LLC; (iii) Valley Link Transmission Virginia, LLC; (iv) Valley Link Transmission Virginia Development, Inc.; and (v) Valley Link Transmission West Virginia, LLC - that will develop, construct, own, operate and maintain those transmission projects awarded by PJM
WP	West Penn Power Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2026 Convertible Notes	FE's 4.00% convertible senior notes, due 2026
2029 Convertible Notes	FE’s 3.625% convertible senior notes, due 2029
2031 Convertible Notes	FE’s 3.875% convertible senior notes, due 2031
A&R FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
ACE	Affordable Clean Energy
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
Amended Credit Facilities	Collectively, the eight separate senior unsecured syndicated revolving credit facilities entered into by FE, FET, the Electric Companies, and the Transmission Companies, each as amended from time to time, most recently on October 27, 2025
AMI	Advanced Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Super-Core Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CAA	Clean Air Act
CCR	Coal Combustion Residual
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CISO	Chief Information Security Officer
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease
CPCN	Certificate of Public Convenience and Necessity
CPP	EPA's Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CWIP	Construction Work in Progress
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DCPD	FE Deferred Compensation Plan for Outside Directors
DCR	Delivery Capital Recovery
DMR	Distribution Modernization Rider
DOE	U.S. Department of Energy
DominionHV	Dominion High Voltage Mid-Atlantic, Inc., an affiliate of VEPCO
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSP	Default Service Plan
EDC	Electric Distribution Company
EDCP	FE Amended and Restated Executive Deferred Compensation Plan
EEI	The Edison Electric Institute
EGS	Electric Generation Supplier
EGU	Electric Generation Unit

ELG	Effluent Limitation Guidelines
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program
EnergizeNJ	JCP&L's second Infrastructure Investment Program
EPA	U.S. Environmental Protection Agency
EPS	Earnings per Share
ESP	Electric Security Plan
Exchange Act	Securities and Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FE Board	The Board of Directors of FE
FERC	Federal Energy Regulatory Commission
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET
FET P&SA II	Purchase and Sale Agreement entered into on February 2, 2023, by and between FE, FET, Brookfield, and the Brookfield Guarantors
FIP	Federal Implementation Plan
Fitch	Fitch Ratings Service
FMB	First Mortgage Bond
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Grid Growth Operating Agreement	Amended and Restated Operating Agreement of Grid Growth, dated as of February 13, 2026
HB 15	House Bill 15, as passed by Ohio's 136th General Assembly
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
ICP 2015	FirstEnergy Corp. 2015 Incentive Compensation Plan
ICP 2020	FirstEnergy Corp. 2020 Incentive Compensation Plan
ISC2	International Information System Security Certification Consortium
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kV	Kilovolt
kWh	Kilowatt-hour
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
NAV	Net Asset Value
NCI	Noncontrolling Interest
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NSR	New Source Review
NUG	Non-Utility Generation
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OBBBA	One Big Beautiful Bill Act of 2025, as signed into law on July 4, 2025
v

OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO staff, and several other signatories
OPEB	Other Postemployment Benefits
OPIC	Other paid-in capital
OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies on January 1, 2024
PEER	FirstEnergy's Program for Enhanced Employee Retirement, as announced in 2023
PJM	PJM Interconnection, LLC, an RTO serving the PJM Region
PJM Region	The territory that PJM coordinates the movement of electricity through, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia.
PJM Tariff	PJM Open Access Transmission Tariff
PP&E	Property, Plant and Equipment
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RSU	Restricted Stock Unit
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
S&P 500	Standard & Poor’s 500 index
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan(s) under the CAA
Sixth Circuit	U.S. Court of Appeals for the Sixth Circuit
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SPE	Special Purpose Entity
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, a subsidiary of AEP
U.S.	United States
Valley Link Operating Agreement	Amended and Restated Operating Agreement of Valley Link, dated as of February 21, 2025
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia

PART I
ITEM 1.     BUSINESS
The Companies

FE and its subsidiaries are principally involved in the transmission, distribution, and generation of electricity. FirstEnergy’s electric operating companies comprise one of the nation’s largest investor-owned electric systems, serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include more than 24,000 miles of transmission lines and two regional transmission operation centers, and MP and AGC control 3,610 MWs of total generation capacity.
Regulated Electric Company Operating Subsidiaries

The Electric Companies’ combined service areas encompass approximately 65,000 square miles in Ohio, Pennsylvania, West Virginia, Maryland, New Jersey, and New York, providing distribution services for over six million customers in an area with a population of approximately 14 million and a total rate base of approximately $21.3 billion as of December 31, 2025.

OE owns property and does business as an electric public utility in Ohio, providing distribution services to approximately 1.1 million customers in central and northeastern Ohio, with a rate base of $2.0 billion as of December 31, 2025. OE has 1,013 employees and serves an area that has a population of approximately 2.4 million.

CEI owns property and does business as an electric public utility in Ohio, providing distribution services to approximately 0.8 million customers in northeastern Ohio, with a rate base of $1.7 billion as of December 31, 2025. CEI has 752 employees and serves an area that has a population of approximately 1.7 million.

TE owns property and does business as an electric public utility in Ohio, providing distribution services to approximately 0.3 million customers in northwestern Ohio, with a rate base of $0.5 billion as of December 31, 2025. TE has 281 employees and serves an area that has a population of approximately 0.7 million.

FE PA owns property and does business as an electric public utility in Pennsylvania and New York, providing distribution services to approximately 2.1 million customers in Pennsylvania and approximately 4,000 customers in Waverly, New York, with a rate base of $6.9 billion as of December 31, 2025. FE PA has 1,916 employees and serves an area that has a population of approximately 4.5 million. On January 1, 2024, FirstEnergy consolidated the Pennsylvania Companies into FE PA, rendering FE PA a new, single operating entity and the successor-in-interest to all assets and liabilities of the Pennsylvania Companies. As of January 1, 2024, FE PA is FE’s only regulated distribution power company in Pennsylvania encompassing the operations previously conducted individually by the Pennsylvania Companies.

JCP&L owns property and does business as an electric public utility in New Jersey, providing distribution services to approximately 1.2 million customers, as well as transmission services in northern, western, and east central New Jersey, with a combined rate base of $5.1 billion as of December 31, 2025. JCP&L has 1,165 employees and serves an area that has a population of approximately 2.8 million.

PE owns property and does business as an electric public utility in Maryland, Virginia, and West Virginia, providing distribution services to approximately 0.4 million customers in Maryland and West Virginia, as well as transmission services in Maryland, West Virginia and Virginia. PE had a combined rate base of approximately $1.0 billion as of December 31, 2025. PE has 473 employees and serves an area that has a population of approximately 1.0 million.

MP owns property and does business as an electric public utility in West Virginia, providing distribution services to approximately 0.4 million customers, as well as generation and transmission services in northern West Virginia, with a combined rate base of $4.1 billion as of December 31, 2025. MP has 968 employees and serves an area with a population of approximately 0.8 million. MP is contractually obligated to provide power to PE to meet its load obligations in West Virginia. MP owns or contractually controls 3,610 MWs of generation capacity that is supplied to its electric utility business, including 30 MWs of Solar generation and 487 MWs of pumped-storage hydroelectric generation from its 16.25% undivided interest in the Bath County facility in Virginia through its wholly owned subsidiary AGC.

Regulated Transmission Company Operating Subsidiaries

FET, a holding company and parent of ATSI, MAIT, and TrAIL, is a VIE of FE, which holds 50.1% of its issued and outstanding membership interests. Brookfield owns the remaining 49.9% of the issued and outstanding membership interests of FET. Through its subsidiaries, FET owns and operates high-voltage transmission facilities in the PJM Region and has a FirstEnergy-owned rate base of $4.9 billion. FET's subsidiaries are subject to regulation by FERC and applicable state regulatory authorities. FET and its subsidiaries have no direct employees. Each of these companies, however, relies on employees of their affiliates, including FESC, for the performance of necessary services. On January 1, 2024, PN and ME contributed their respective Class B equity interests of MAIT to FE, which were ultimately contributed to FET in exchange for a special purpose membership interest in FET. So long as FE holds the FET special purpose membership interests, it will receive 100% of any Class B distributions made by MAIT.

On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Long-Term Proposal Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET’s share estimated to be approximately $1 billion.

On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for FET and Transource to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth, on February 12, 2026. This general framework includes parameters regarding the relationship among the two members, confers governance rights to its members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interests. On February 12, 2026, in response to the PJM 2025 RTEP Long-Term Proposal Window #1, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million.

ATSI owns high-voltage transmission facilities in PJM, which consist of 7,965 circuit miles of transmission lines with nominal voltages of 345 kV, 138 kV and 69 kV in Ohio and Pennsylvania and has a FirstEnergy-owned rate base of $2.3 billion as of December 31, 2025.

MAIT owns high-voltage transmission facilities in PJM, which consist of 4,281 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, 115 kV, 69 kV and 46 kV in Pennsylvania, and has a FirstEnergy-owned rate base of $1.9 billion as of December 31, 2025.

TrAIL owns high-voltage transmission facilities in PJM, which consists of 269 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, including a 500 kV transmission line extending approximately 150 miles from southwestern Pennsylvania through West Virginia to a point of interconnection with VEPCO in northern Virginia, and has a FirstEnergy-owned rate base of $0.7 billion as of December 31, 2025.

KATCo owns high-voltage transmission facilities formerly owned by WP in PJM, which consist of 1,694 circuit miles of transmission lines with nominal voltages of 500 kV, 345 kV, 230 kV, 138 kV, and 115 kV in Pennsylvania, and has a rate base of $0.5 billion as of December 31, 2025. On January 1, 2024, WP transferred certain of its Pennsylvania-based transmission assets to KATCo.

Service Company

FESC has 4,618 employees and provides corporate support and other services, including executive administration, accounting and finance, risk management, human resources, corporate affairs, communications, information technology, legal services and other similar services at cost, in accordance with its cost allocation manual, to affiliated FirstEnergy companies under FESC agreements.

Segments Overview - FirstEnergy

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

FirstEnergy's Distribution segment, which consists of the Ohio Companies and FE PA, representing $11.1 billion in rate base as of December 31, 2025, distributes electricity through FirstEnergy’s electric operating companies in Ohio and Pennsylvania. The Distribution segment serves approximately 4.3 million customers in Ohio and Pennsylvania across its distribution footprint and purchases power for its default service or standard service offer requirements. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs.

FirstEnergy's Integrated segment includes the distribution and transmission operations of JCP&L, MP and PE, as well as MP’s regulated generation operations, representing $10.2 billion in rate base as of December 31, 2025. The Integrated segment distributes electricity to approximately 2 million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,610 MWs of regulated generation capacity located primarily in West Virginia and Virginia, which includes three solar generation sites, representing 30 MWs of generation capacity. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs. Additionally, on October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC proposing, among other things, the addition of 70 MWs of solar generation by 2028, and 1,200 MWs of natural gas combined cycle generation by 2031, which are expected to require an estimated capital investment of approximately $2.5 billion, as detailed in the filing. See Note 13., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional details.

FirstEnergy's Stand-Alone Transmission segment, which consists of FE's ownership in FET and KATCo, representing $5.4 billion in FirstEnergy-owned rate base as of December 31, 2025, includes transmission infrastructure owned and operated by the Transmission Companies and used to transmit electricity. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.

FirstEnergy's Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, at book value to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million. Also included in Corporate/Other for segment reporting is 67 MWs of generation capacity, representing AE Supply’s OVEC capacity entitlement. As of December 31, 2025, Corporate/Other had approximately $6.8 billion of external FE holding company debt.

Segments Overview - JCP&L

JCP&L's reportable operating segments are comprised of the Distribution and Transmission segments.

JCP&L's Distribution segment, representing $3.7 billion in rate base as of December 31, 2025, distributes electricity to approximately 1.2 million customers in New Jersey across its distribution footprint. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs.

JCP&L's Transmission segment, representing $1.4 billion in rate base as of December 31, 2025, includes transmission infrastructure owned and operated by JCP&L that is used to transmit electricity. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which are subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on JCP&L’s transmission facilities.
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

State Regulation and Federal Regulation
The following table summarizes the allowed ROE and the aggregate actual ROE of the Electric Companies and Transmission Companies as determined for regulatory purposes as of and for the year ended December 31, 2025:

			Actual ROE
Segment	Entity/State	Allowed ROE	FirstEnergy
Stand-Alone Transmission	FET	9.88%(1) - 12.7%	9.8%
	KATCo	10.45%
Integrated	Maryland	9.5% - Distribution 10.45% - Transmission
	New Jersey	9.6% - Distribution 10.2% - Transmission
	West Virginia	9.8%
Distribution	Ohio	10.5%(2)
	Pennsylvania	Settled(3)
(1) Reflects a 0.5% reduction to the 10.38% approved ROE due to the January 2025 Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership (see "Outlook - FERC Regulatory Matters - Transmission ROE Incentive" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
(2) On November 19, 2025, the PUCO issued an order in the Ohio Companies’ base rate case that authorized an ROE of 9.63%. New rates reflecting this order were not yet in effect as of December 31, 2025.
(3) Commission-approved settlement agreements did not disclose allowed ROE rates, however, 10.05% represents current PAPUC benchmark ROE used for DSIC purposes.

See "Outlook - State Regulation" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
See "Outlook - FERC Regulatory Matters" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
Environmental Matters
See "Outlook - Environmental Matters" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.
Capital Requirements

The Registrants' businesses are capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments and potential contributions to its pension plan. See "Capital Resources and Liquidity" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information and discussion.

Supply Plan

Supply Chain

While supply lead times have not fully returned to levels prior to the COVID-19 pandemic, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid, and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.

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

Fuel Supply

MP has coal contracts with various terms to purchase approximately seven tons of coal for the year 2026, which, along with its 2025 year-end inventory levels, accounts for all of its forecasted 2026 coal requirements. MP has the ability to acquire additional tonnage through options available in its current contracts, as well as purchases through the spot market. The contracts expire at various times through 2030. This contracted coal is produced primarily from mines located in Pennsylvania and West Virginia. In order to meet emission requirements, MP holds contracts for a variety of reagents expiring at various times through 2031, as well as the ability to purchase additional reagents through the spot market. Additionally, MP is granted emission allowances by the EPA and purchases additional allowances as needed to meet emission requirements. See "Outlook - Environmental Matters" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information pertaining to the impact of increased environmental regulations on fuel supply.

System Demand
The maximum hourly demand in 2025, 2024 and 2023 for each of the Electric Companies was:

	For the Years Ended December 31,
System Demand	2025	2024	2023
	(In MWs)
CEI	4,031	3,971	3,868
FE PA	10,505	10,404	10,058
JCP&L	6,076	6,184	5,731
MP	2,187	2,096	2,051
OE	5,744	5,582	5,192
PE	3,692	3,860	3,103
TE	2,004	2,074	2,220

Regional Reliability

All of the Registrants' facilities are located within the PJM Region and operate under the reliability oversight of a regional entity known as RFC. This regional entity operates under the oversight of NERC in accordance with a delegation agreement approved by FERC.

Competition

Within FirstEnergy’s Electric Companies' distribution business, including JCP&L, there generally is no competition for electric distribution service in the Electric Companies’ respective service territories in Ohio, Pennsylvania, West Virginia, Maryland, New Jersey and New York. Additionally, pursuant to FERC’s Order No. 1000 and subject to state and local siting and permitting approvals, non-incumbent developers can compete for certain PJM transmission projects in the service territories of certain of FirstEnergy’s Electric Companies' providing transmission services, including JCP&L, and the Transmission Companies. This has resulted in additional competition to build transmission facilities in the respective service territories while also allowing the opportunity to seek to build facilities in non-incumbent service territories.

Seasonality

The sale of electric power is generally a seasonal business, and weather patterns can have, and have in the past had, a material impact on FirstEnergy’s Electric Companies' operating results, including JCP&L. Demand for electricity in their service territories historically peaks during the summer and winter months. Accordingly, the Registrants' annual results of operations and liquidity position may depend disproportionately on its operating performance during the summer and winter. Mild weather conditions may result in lower power sales, and consequently, lower revenue, earnings and cash flow.

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

During 2025, FirstEnergy continued to promote these values by:

•Refreshing our organizational values and defining the behaviors that bring them to life, which reinforces a culture of performance, inclusion, and engagement and aligns with our evolving business strategy;
•Sharing the results of our most recent employee engagement survey designed to capture our employees’ perspectives on their work experience and develop actionable plans, reinforcing transparency and ownership at every level, ensuring that feedback translates into meaningful change and strengthens our culture; and
•Supporting multiple employee business resource groups to further support our values through networking, mentoring, coaching, recruiting, development and community outreach. There are currently nine employee business resource groups across 21 chapters, which are open to all employees.

Safety

FirstEnergy employees have the power and responsibility to keep each other safe and eliminate life-changing events, which are injuries that have life-changing impacts or fatal results. Safety metrics, such as injuries that result in days away or restricted time and life-changing events, are regularly monitored, internally reported, and included in FirstEnergy’s annual incentive compensation program applicable to all employees to reinforce that a safe work environment is crucial to FirstEnergy’s success.

FirstEnergy continues to focus on mitigating life-changing event exposure to strengthen FirstEnergy’s safety-first culture and drive safer decisions from an engaged workforce who puts safety first. FirstEnergy is focused on identifying high energy risks and ensuring direct controls are in place. Leaders and employees receive safety training and reinforcement of energy-based safety concepts that are designed to improve job site hazard identification, communication and mitigation to ultimately prevent life changing events.

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

Understanding FirstEnergy’s rapidly changing industry and strategy is key to its employees’ ability to support FirstEnergy’s mission and meet its customers’ evolving needs. Key FirstEnergy development programs, which apply to eligible employees, include:

•Talent management, which includes a commitment to transparency in career management and development opportunities, consistent with FirstEnergy’s core values;
•A mentoring program that gives employees the opportunity to select a mentor from within the organization to promote enhanced learning, teamwork and collaboration;
•Educational opportunities through FirstEnergy’s "Educate to Elevate" program, providing access to post-secondary education and a path to both associate’s and bachelor’s degrees for employees; and launching an educational series, to deepen business literacy, strengthen engagement, and empowers employees to better understand the business and connect their roles to organizational success; and
•Workforce development programs that include an apprentice line worker program designed to attract technical entry-level talent to FirstEnergy.

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

Employees and Collective Bargaining Agreements

As of December 31, 2025, FirstEnergy had 11,186 employees, all of whom were located in the United States as follows:

	Total Employees	Bargaining Unit Employees
FESC	4,618	471
CEI	752	535
FE PA	1,916	1,462
JCP&L	1,165	911
MP	968	393
OE	1,013	647
PE	473	241
TE	281	227
Total	11,186	4,887

As of December 31, 2025, the International Brotherhood of Electrical Workers, the Utility Workers Union of America and the Office and Professional Employees International Union collectively represented approximately 44% of FirstEnergy’s employees. There are currently 15 collective bargaining agreements between FE’s subsidiaries and its unions, which have multi-year contracts. In 2025, FE’s subsidiaries reached a new collective bargaining agreement with the International Brotherhood of Electrical Workers Local 459.

Information About FirstEnergy's Executive Officers (as of February 18, 2026)

FirstEnergy
Name	Age	Positions Held During Past Five Years	Dates
Brian X. Tierney	58	Chairman, President and Chief Executive Officer (A)	2025-Present
		President and Chief Executive Officer (A)	2023-2024
		President and Chief Executive Officer (B)	2023-Present
		Blackstone Infrastructure Partners, Senior Managing Director	2021-2023
		AEP, Executive Vice President - Strategy	*-2021

Hyun Park	64	Senior Vice President and Chief Legal Officer (A) (B)	2021-Present
		Senior Vice President and General Counsel (C) (D)	2021-2022
		LimNexus, Partner and General Counsel	*-2021

Jason J. Lisowski	44	Vice President, Controller and Chief Accounting Officer (A) (B)	*-Present
		Vice President and Controller (C) (E)	*-Present

K. Jon Taylor	52	Senior Vice President, Chief Financial Officer and Strategy (A) (B)	2021-Present
		Senior Vice President and Chief Financial Officer (C) (E)	*-2024
		Senior Vice President and Chief Financial Officer (A) (B)	*-2021

Toby L. Thomas	54	Chief Operating Officer (A) (B)	2023-Present
		AEP, Senior Vice President	2021-2023
		Indiana Michigan Power, President and Chief Operating Officer	*-2021

A. Wade Smith	61	President, FirstEnergy Utilities (A) (B)	2023-Present
		Puget Sound Energy, Inc., Executive Vice President and Chief Operating Officer	2022-2023
		Pacific Gas & Electric, Senior Vice President	2021-2022
		AEP, Senior Vice President	*-2021

* Indicates position held at least since January 1, 2021
(A) Denotes position held at FE
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

FirstEnergy has adopted, and posted on its website at www.firstenergycorp.com/responsibility, a Code of Conduct, The Power of Integrity, which applies to all employees, including FirstEnergy’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. The Code of Conduct is available, without charge, upon written request to the Corporate Secretary, FirstEnergy Corp., 341 White Pond Drive, Akron, Ohio 44320-1119. Within the time period required by the SEC, FirstEnergy will post on its website any substantive amendment to the Code of Conduct and any waiver applicable to an FE director or FE executive officer.

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

ITEM 1A.     RISK FACTORS

We operate in a business environment that involves significant risks, many of which are beyond the Registrants’ control. The Registrants regularly evaluate the most significant risks of their businesses and review those risks with their respective boards of directors and, if appropriate, committees of those boards of directors. The following risk factors and all other information contained in this report should be considered carefully when evaluating the Registrants, and unless a risk factor expressly excludes a Registrant or the context requires otherwise, references to “we,” “us,” and “our” refer to both Registrants. These risk factors could affect our financial results and cause such results to differ materially from those expressed in any forward-looking statements made by or on behalf of us. Below, we have identified risks we consider material. The risks that we face are not limited to those in this section. There may be additional risks and uncertainties (either currently unknown or not currently believed to be material) that could adversely affect our business, financial condition, results of operations, liquidity or cash flows. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. These risk factors should be read in conjunction with Item 1., "Business,” Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in other sections of this Form 10-K that include forward-looking and other statements involving risks and uncertainties that could impact our business, financial condition, results of operations, liquidity or cash flows.

Risks Associated with Damage to Our Reputation and Securities Class-Action Litigation

Securities class-action litigation against us could have a material adverse effect on our reputation, business, financial condition, results of operations, our ability to access capital, liquidity or cash flows.

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

As of July 22, 2024, we successfully completed the obligations required within the three-year term of the DPA. Under the DPA, and until the conclusion of any related investigation, criminal prosecution and civil proceeding brought by the U.S. Attorney’s Office, we have an obligation to continue (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by us to be operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office for the S.D. Ohio of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office for the S.D. Ohio. In accordance with the DPA, these obligations will continue until the completion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office related to the conduct set forth in the DPA’s statement of facts, including the January 17, 2025 indictment against two former FirstEnergy senior officers, described in “Outlook—Other Legal Proceeding – United States v. Larry Householder, et al.,” in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations". Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information. On February 26, 2025, the U.S. Attorney’s Office filed a status report confirming these commitments.

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

Following the announcement by the U.S. Attorney’s Office for the S.D. Ohio of the investigation surrounding HB 6 in July 2020, certain of FE’s stockholders and customers filed several lawsuits against us and certain current and former directors, officers and other employees, including the federal securities class action litigation In re FirstEnergy Corp. Securities Litigation (Federal District Court, S.D. Ohio). We believe that it is probable that FE will incur a loss in connection with the resolution of In re FirstEnergy Corp. Securities Litigation. Given the ongoing nature and complexity of such litigation, we cannot yet reasonably estimate a loss or range of loss that may arise from its resolution. However, if it is resolved against us substantial monetary damages could result and our reputation, business, financial condition, results of operations, liquidity or cash flows may be materially adversely affected.

This securities class-action litigation could divert management’s focus and have resulted in, and could continue to result in, substantial expenses, and the commitment of substantial corporate resources. The outcome, duration, scope, result or related costs of the securities class action litigation In re: FirstEnergy Corp. Securities Litigation discussed above, are inherently uncertain. Therefore, any of these risks could impact us significantly beyond expectations. See Note 14, "Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

These matters are likely to continue to have an adverse impact on the trading prices of our securities, which could be material. See Note 14., “Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants, for additional details on the government investigations and subsequent litigation surrounding HB 6.

Damage to our reputation may arise from numerous sources making us vulnerable to negative customer perception, adverse regulatory outcomes, or other consequences, which could materially adversely affect our business, results of operations and financial condition.

Our reputation is important towards maintaining new and ongoing positive relationships with customers, regulators, investors, and other stakeholders. Damage to our reputation could materially adversely affect our business, results of operations and financial condition. Such damage may arise from numerous sources further discussed generally within these risk factors. Any damage to our reputation, either generally or as a result of, among other things, changes in our service reliability, our rate affordability or negative outcomes in the ongoing matters relating to HB 6, may lead to negative customer perception, which may make it difficult for us to compete successfully for new opportunities, or could adversely impact our ability to launch new sophisticated technology-driven solutions to meet our customer expectations. A damaged reputation could further result in FERC, the state public utility commissions, and other regulatory and legislative authorities being less likely to view us in a favorable light and could negatively impact the rates we charge customers or otherwise cause us to be susceptible to unfavorable legislative and regulatory outcomes, as well as increased regulatory oversight and more stringent legislative or regulatory requirements.

Risks Associated with the Execution of Our Strategic Initiatives and the Regulation of Our Distribution and Transmission Businesses

If our cost saving initiatives do not achieve the expected benefits, there could be negative impacts to FirstEnergy's business, results of operations and financial condition.

FirstEnergy is engaged in an ongoing effort to create a culture of continuous improvement to strategically reduce our operating expenditures and continually reinvest in a more diverse capital program in support of our long-term strategy. FirstEnergy leverages opportunities to reduce costs – such as filling only critical positions, implementing our facility optimization plans, deploying advanced technology, including but not limited to artificial intelligence, and exploring other additional, sustainable opportunities, such as reducing contractor spend. There can be no assurance that implementation of our continuous improvement culture will allow us to realize the anticipated benefits to our business, results of operations and financial condition in a timely manner, if at all.

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

The success of our growth strategy will depend, in part, on the successful growth of revenue resulting from our transmission investments in line with our expectations. Factors that may affect our revenue growth may include: (1) FERC’s timely approval of rates to recover such investments; (2) whether investments are included in PJM's RTEP; (3) FERC's evolving policies with respect to incentive rates for transmission investment assets, the calculation of the base ROE component of transmission rates, and the interconnection of AI data centers and transmission network upgrades supporting such large loads; (4) FERC’s potentially-evolving policies regarding whether certain classes of network transmission upgrade costs can be capitalized as part of transmission rates and whether such costs will be direct charged to the connecting customer; (5) consideration and potential impact of the objections of those who oppose such investments and their recovery; and (6) timely development, construction, and operation of the new facilities.

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

The retail rates for each of the Electric Companies are set by each of its respective regulatory agency for utilities in the state in which it operates - in Maryland by the MDPSC, in New Jersey by the NJBPU, in Ohio by the PUCO, in Pennsylvania by the

PPUC, in West Virginia by the WVPSC and in New York by the NYPSC – through traditional, cost-based regulated utility ratemaking. As a result, any of the Electric Companies may not be permitted to recover its costs and, even if it is able to do so, there may be a significant delay between the time it incurs such costs and the time it is allowed to recover them. Factors that may affect outcomes in the distribution rate cases include, but are not limited to: (i) the value of plant in service; (ii) authorized rate of return; (iii) capital structure (including hypothetical capital structures); (iv) depreciation rates; (v) the allocation of shared costs, including consolidated deferred income taxes and income taxes payable across the Electric Companies; (vi) regulatory approval of rate recovery mechanisms for capital investment spending programs; and (vii) the accuracy of forecasts used for ratemaking purposes in "future test year" cases. Evolving legislation and executive actions related to our rates enacted by individual states, such as Ohio Senate Bill 2 of 2025 and Executive Order No. 2 of 2026 issued by the New Jersey governor on January 20, 2026, may also affect outcomes in distribution rate cases or could create uncertainty around our rate strategy.

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

FERC policy currently permits recovery of prudently incurred costs associated with cost-of-service-based wholesale power rates and the expansion and updating of transmission infrastructure within its jurisdiction. FERC’s policies on recovery of transmission costs continue to evolve, evidenced by ongoing proceedings to determine an appropriate ROE methodology to determine transmission ROEs, to determine whether FERC’s existing policies on transmission rate incentives should be revised, and to determine whether certain classes of network transmission upgrade costs can be recovered in transmission rates and whether such costs will be direct charged to the connecting customer. If FERC were to adopt a different policy regarding recovery of transmission costs or if there is any resulting delay in cost recovery, our strategy of investing in transmission could be adversely affected. If FERC were to lower the rate of return it has authorized for FirstEnergy's cost-based wholesale power rates or transmission investments and facilities, it could reduce future earnings and cash flows, and adversely impact our financial condition.

FERC, at the instruction of the U.S. Secretary of Energy, is also considering whether to develop regulations intended to speed interconnection of AI data centers and “hybrid” data center/electric generation facilities (collectively, “large loads”) to the transmission system. Final regulations, if any, from FERC are expected in the second quarter of 2026. To the extent the new regulations promulgated by FERC do not permit transmission utilities to fully recover costs associated with transmission network upgrades required to serve new large loads, our strategy of investing in transmission could be adversely affected.

External pressures beyond our control may increase customer rates and, when combined with state and federal regulatory action to mitigate bill impacts, may impair our ability to earn a fair and equitable return on our investments and execute our strategy.

PJM’s recent capacity auctions have been subject to a “price collar” that has resulted from all-time high generation capacity prices in recent auction outcomes. These all-time high capacity prices ultimately are passed through in retail rates and can result in material increases in retail customers’ monthly electric utility bills. On January 16, 2026, the PJM board along with various federal and state officials, expressed interest in extending the price collar through mid-2030.

In addition, the parties to the Statement of Principles suggested that PJM should conduct a “backstop” auction to procure additional generation capacity, with the costs to be allocated first to “new” data centers and second to existing PJM loads. If the PJM capacity auctions continue to clear at the auction cap, and if PJM conducts a “backstop” capacity auction that clears at a high price point, customer resistance to the resulting market driven increases on the generation portion of their bills could lead to increased pressure for state and federal utility regulators to limit the needed capital investment in transmission and distribution systems required for safe, reliable and resilient service to customers, which may impair our ability to earn a fair and equitable return on our investments and execute our strategy.

Our investments in transmission and distribution infrastructure modernization, reliability improvements, environmental compliance and storm hardening may increase customer bills over time and the resulting higher electric bills, when combined with the external pressures discussed above, may place pressure on residential customers’ affordability, particularly in portions of our service territory with lower median household income or high energy burdens and/or amongst those customers who have already seen significant retail bill increases. State and federal regulators may also adopt or modify policies intended to mitigate customer bill impacts – including disallowance or delayed recovery of certain capital investments or operating expenses, mandated bill assistance programs, changes to rate design, or restrictions on rate increases. Customer concerns regarding affordability may result in increased regulatory scrutiny, constraints on the size and timing of rate increases, expanded bill mitigation requirements, or disallowances, any of which could adversely affect our ability to recover costs or earn our authorized return on equity. In addition, sustained increases in customer bills may lead to reduced electricity usage through conservation, energy efficiency, or distributed generation, which could limit future load growth and revenues.

Regulatory agencies may also require utilities to offset portions of rising costs related to grid modernization, resilience investments, environmental compliance, or rapidly evolving market conditions if they determine that such costs would unduly affect customer affordability. Any such actions could limit or delay our ability to recover costs or investments, earn a fair and equitable return, or maintain expected cash flows and could have an adverse effect on our businesses, financial condition, results of operations and cash flows.

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

We could be subject to higher costs and/or penalties related to mandatory reliability standards set by NERC, FERC, and RFC or changes in the rules of organized markets, which could have an adverse effect on our financial condition.

Our operations are subjected to audit by FERC, NERC and RFC, which may conduct routine or special audits and issue requests designed to ensure compliance with applicable rules, regulations, policies and procedures. Among other rules, regulations, policies and procedures, owners, operators, and users of the bulk electric system are subject to mandatory reliability standards promulgated by NERC and approved by FERC. The standards are based on the functions that need to be performed to ensure that the bulk electric system operates reliably. NERC, RFC and FERC continue to refine existing reliability standards as well as develop and adopt new reliability standards. The reliability standards address operation, planning, and security of the bulk electricity system, including requirements with respect to real-time transmission operations, emergency operations, vegetation management, critical infrastructure protection, and personnel training. Compliance with modified or new reliability standards may subject us to higher operating costs and/or increased capital expenditure. If we were found not to be in compliance with one or more of the mandatory reliability standards, we and/or our subsidiaries could be subject to sanctions, including substantial monetary penalties. For example, FERC has the authority under the FPA to impose penalties up to and including $1.5 million per day, subject thereafter to annual adjustments for inflation, for failure to comply with these mandatory reliability standards. Potential non-monetary sanctions include imposing limitations on the violator’s activities or operations.

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

Recent industry projections reflect the potential for significant growth in energy demand over the next decade. This could be exacerbated if additional generation resources are not available to meet increased demand in the future. For example, data centers have substantially larger load requirements than typical residential or commercial users. New data centers or increase in demand for existing data centers located in our service territories could increase load requirements substantially over the next several years, thereby increasing the aggregate load obligations of the Electric Companies. A need to serve the load obligations of these data centers, which could be up to 16,985 MWs through 2035, has the potential to adversely impact our business, results of operations, financial condition, or cash flows. At the same time, our planning could be adversely affected if electricity usage by data centers is ultimately lower than projected, which could reduce anticipated load growth.

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

The hazards described above, along with other safety hazards associated with our operations, can cause significant personal injury or loss of life, severe damage to and destruction of PP&E, contamination of, or damage to, the environment and suspension of operations. The occurrence of any one of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, environmental cleanup costs, personal injury and fines and/or penalties.

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

We rely on complex information technology systems to operate our generation, transmission and distribution networks and to store sensitive business, employee and customer data. Increasingly sophisticated cyber-attacks, ransomware, and other security breaches—whether targeting us or third parties with whom we do business—could disrupt operations, compromise confidential information, and result in significant financial, legal, and reputational harm. Cybersecurity threats, including those that exploit advances in technologies such as artificial intelligence, continue to grow in frequency and sophistication, and the security controls we implement may not fully prevent or detect all such threats or incidents. Emerging artificial intelligence technologies may be used to develop new hacking tools, obscure malicious activities, exploit vulnerabilities, and increase the difficulty of detecting threats. Despite ongoing investments in cybersecurity, we cannot guarantee prevention or timely detection of all threats, which continue to evolve and may be amplified by interconnected systems. A successful attack or breach could lead to service interruptions, regulatory penalties, litigation, remediation costs, and loss of customer trust. Any such cyber incident could result in significant lost revenue, the inability to conduct critical business functions and serve customers for a significant period of time, the loss of confidential, sensitive and proprietary information, including but not limited to personal information of our customers, employees, suppliers, vendors and other third parties, the use of significant management resources, legal claims or proceedings, regulatory penalties, significant remediation costs, increased regulation, increased capital costs, increased insurance costs, increased protection costs for enhanced cybersecurity systems or personnel, and/or damage to our reputation, all of which could materially adversely affect our business, results of operations, financial condition and reputation.

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

Economic conditions, including those that may arise from government fiscal policy, tariffs, recessions, inflationary and interest rate pressures, may impact the demand for electricity and, therefore, any decline in economic conditions could lead to declines in the demand for electricity, which would reduce our revenues. Prices for equipment, materials, supplies, employee labor contractor services, together with the cost of variable-rate debt, have increased in recent years and could continue to increase in 2026 and beyond. Inflation and broader economic conditions have continued to drive up the price of the cost of essential components used in the construction of transmission infrastructure, such as electrical equipment, steel and aluminum, and we may experience supply chain disruptions and long lead times for critical equipment. Long-term inflationary pressures may result in such prices continuing to increase more quickly than expected. Inflation increases costs for labor, materials and services, and we may be unable to secure these resources on economically acceptable terms or offset such costs with increased revenues, operating efficiencies, or cost savings, which may adversely impact our financial condition, results of operations, liquidity, and cash flows.

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

We have in the past and may in the future experience supply chain challenges due to economic conditions that developed during the COVID-19 pandemic and have continued in the years since, with order lead times increasing across numerous material categories. The situation is fluid and a prolonged continuation or further increase in supply chain disruptions could have an adverse effect on FirstEnergy’s results of operations, cash flow and financial condition. Our operations and corporate strategy may also be adversely affected by supply chain disruptions and inflation, including shortages and delays in key materials, equipment and contractor services. Such disruptions could be exacerbated by unstable or uncertain macroeconomic conditions, including inflationary pressures. Any significant disruption or increased costs arising from these pressures on our suppliers may inhibit our access to, or require us to spend more money to source, certain products or that we use in our operations.

Furthermore, change or uncertainty in U.S. policies or the policies of other countries and regions in which our suppliers do business, including any changes or uncertainty with respect to U.S. or international trade policies or tariffs, could also disrupt our key suppliers’ operations. The presidential administration took action in 2025 to impose substantial new or increased tariffs. Any widespread imposition of new or increased tariffs could have an adverse effect on our results of operations, cash flow and financial condition. New or increased tariffs could also negatively affect U.S. national or regional economies, which also could negatively impact our business and results of operations. The supply chain of goods and services we rely on could be impacted by sanctions, tariffs, manufacturing labor shortages and domestic and international shipping constraints, which could increase our costs and delay delivery of critical materials.

We are subject to financial performance risks from regional and general economic cycles as well as data centers and heavy industries such as shale gas, automotive, chemical and steel.

Our business follows economic cycles. The regional economy in which the Electric Companies operate is influenced by conditions in industries in our business territories, e.g., data centers, shale gas, automotive, chemical, steel and other heavy industries, and as these conditions and resultant demand of those industries for electricity generation changes, our revenues will be impacted.

Additionally, the operations of the Electric Companies are affected by the economic conditions in their respective service territories and those conditions could negatively impact the rate of delinquent customer accounts and our collections of accounts receivable, which could adversely impact our financial condition, results of operations and cash flows.

FirstEnergy is subject to risks arising from the operation of its electric generation facilities and transmission and distribution equipment which could reduce revenues, increase expenses and have a material adverse effect on our business, financial condition and results of operations.

Operation of transmission and distribution facilities, and in the case of MP, electric generation facilities, involves risk, including the risk of potential breakdown or failure of equipment or processes due to aging infrastructure, fuel supply or transportation disruptions, accidents, labor disputes or work stoppages by employees, human error in operations or maintenance, acts of terrorism or sabotage, cyber-attacks, construction delays or cost overruns, shortages of or delays in obtaining equipment, material and labor, operational restrictions resulting from environmental requirements and governmental interventions, and operational performance below expected levels. In addition, weather-related incidents and other natural disasters can disrupt generation, transmission and distribution delivery systems. Because our transmission facilities are interconnected with those of third parties, the operation of our facilities could be adversely affected by unexpected or uncontrollable events occurring on the systems of such third parties.

Capital investments and construction projects may not be completed within forecasted budget, schedule or scope parameters or could be canceled which could adversely affect our business and results of operations.

FirstEnergy’s Energize365 business plan calls for extensive capital investments totaling approximately $36 billion from 2026 through 2030. We may be exposed to the risk of substantial price increases in, or the adequacy or availability of, the costs of labor and materials used in construction, nonperformance of equipment and increased costs due to inflation, interest rates or other macroeconomic forces, delays, including delays relating to the procurement of permits or approvals, adverse weather or environmental matters. We engage numerous contractors and enter into a large number of construction agreements to acquire the necessary materials and/or obtain the required construction-related services. As a result, we are also exposed to the risk that these contractors and other counterparties could breach their obligations to us. Such risk could include our contractors’ inabilities to procure sufficient skilled labor as well as potential work stoppages by that labor force. Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements at then-current market prices that may exceed our contractual prices, with resulting delays in those and other projects. Although our agreements are designed to mitigate the consequences of a potential default by the counterparty, our actual exposure may be greater than these mitigation provisions. Also, because we enter into construction agreements for the necessary materials and to obtain the required construction related services, any cancellation by FirstEnergy of a construction agreement could result in significant termination payments or penalties. Any delays, increased costs or losses, or cancellation of a construction project could adversely affect our business and results of operations, particularly if we are not permitted to recover any such costs in rates.

Physical acts of war, terrorism, sabotage or other attacks on any of our facilities or other infrastructure could have an adverse effect on our business, results of operations, cash flows and financial condition.

As a result of the continued threat of physical acts of war, terrorism, sabotage or other attacks in the United States, our electric generation, fuel storage, transmission and distribution facilities and other infrastructure, including electric generation facilities, transformer and high voltage lines and substations, or the facilities or other infrastructure of an interconnected company, could be direct targets of, or indirect casualties of, an act of war, terrorism, sabotage or other attack, which could result in disruption of our ability to generate, purchase, transmit or distribute electricity for a significant period of time, otherwise disrupt our customer operations and/or result in incidents that could result in harmful effects on the environment and human health, including loss of life. Any such disruption or incident could result in a significant decrease in revenue, significant additional capital and operating costs, including costs to implement additional security systems or personnel to purchase electricity and to replace or repair our assets over and above any available insurance reimbursement, higher insurance deductibles, higher premiums and more restrictive insurance policies, legal claims or proceedings, greater regulation with higher attendant costs, generally, and significant damage to our reputation, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

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

We are involved in a number of litigation, arbitration, mediation, and similar proceedings, including with respect to asbestos claims. These and other matters may divert financial and management resources that would otherwise be used to benefit our operations. Further, no assurances can be given that the resolution of these matters will be favorable to us. If certain matters were ultimately resolved unfavorably to us, our results of operations and financial condition could be materially adversely impacted. See Note 14., “Commitments, Guaranties and Contingencies,” of the Combined Notes to Financial Statements of the Registrants.

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

We continually focus on limiting and reducing where possible, our operation and maintenance expenses. However, we expect to continue to face increased cost pressures related to operation and maintenance expenses, including in the areas of health care and pension costs. We have experienced health care cost inflation in recent years, and we expect our cash outlay for health care costs, including prescription drug coverage, to continue to increase despite measures that we have taken requiring employees and retirees to bear a higher portion of the costs of their health care benefits. The measurement of our expected future health care and pension obligations and costs is highly dependent on a variety of assumptions, many of which relate to factors beyond our control. These assumptions include investment returns, interest rates, discount rates, health care cost trends, benefit design changes, salary increases, the demographics of plan participants and regulatory requirements. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates—Pension and OPEB Accounting.” While we anticipate that our operation and maintenance expenses will continue to increase, if actual results differ materially from our assumptions, our costs could be significantly higher than expected which could adversely affect our results of operations, financial condition and liquidity.

Advances in and widespread adoption of distributed generation and regulatory policies may make our facilities significantly less competitive and adversely affect our results of operations.

Traditionally, electricity is generated at large, central generation facilities distributed by our systems. This method results in economies of scale and lower unit costs than newer generation technologies such as fuel cells, microturbines, windmills and photovoltaic solar cells. It is possible that advances in newer generation technologies will make newer generation technologies more cost-effective, or that legislation addressing climate change at the federal or state level together with changes in regulatory policy will create incentives or benefits that otherwise make these newer generation technologies even more competitive with central station electricity production. To the extent that newer generation technologies are connected directly to load, bypassing the transmission and distribution systems, potential impacts could include decreased transmission and distribution revenues, stranded assets and increased uncertainty in load forecasting and integrated resource planning and could adversely affect our business and results of operations.

Energy companies are subject to adverse publicity that makes them vulnerable to negative regulatory and legislative outcomes, which could have an adverse impact on our business.

Energy companies, including the Electric Companies and Transmission Companies, have been the subject of criticism on matters including the affordability and reliability of our distribution or transmission services and systems and the speed with which they are able to respond to power outages, such as those caused by storm damage. Adverse publicity of this nature, as well as negative publicity associated with the operation of coal-fired generation or proceedings seeking regulatory recoveries may cause less favorable legislative and regulatory outcomes and damage our reputation, which could have an adverse impact on our business and financial condition.

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

FirstEnergy published statements concerning its climate-related goals and aspirations. FirstEnergy is targeting Scope 1 carbon neutrality by 2050, which includes emissions, sulfur hexafluoride leaks from transmission and distribution equipment, and its mobile fleet (i.e., vehicles). These statements reflect FirstEnergy’s aspirations and are not guarantees that FirstEnergy will be able to achieve them. FirstEnergy’s failure to adequately update, accomplish or accurately track and report on these goals on a timely basis, or at all, could adversely affect its and its subsidiaries’ reputation, financial performance and growth, and expose us to increased scrutiny from the investment community, special interest groups and enforcement authorities, including at the state and local levels. Conversely, certain “anti-environmental, social and governance” sentiment among some individuals and government institutions pose the risk that we may face increasing scrutiny, reputational risk, or lawsuits from these parties.

FirstEnergy’s ability to achieve its GHG reduction objective is subject to its ability to make operational changes and is conditioned upon numerous risks, many of which are outside of its control. Examples of such risks include the evolving regulatory requirements in the jurisdictions in which it and its subsidiaries operate, including the interpretation of such regulations, potential changes to such laws and regulations, the prevalence of certain standards or disclosures, the evolving laws applicable to climate-related and other environmental matters, and the availability of funds to invest in initiatives in times where FirstEnergy is seeking to reduce costs.

Standards for tracking and reporting of climate and other environmental matters continue to evolve. FirstEnergy’s selection of voluntary disclosure frameworks and standards, and the interpretation or application of those frameworks and standards, may change from time to time or differ from those of others. Methodologies for reporting this data may be updated and previously reported data may be adjusted to reflect improvement in availability and quality of third-party data, changing assumptions, changes in the nature and scope of our operations and other changes in circumstances. FirstEnergy’s processes and controls for reporting these matters across its operations and supply chain are evolving along with multiple disparate standards for identifying, measuring, and reporting these metrics, including climate-related disclosures that are or may be required by the SEC, state legislatures, or other regulators, and such standards may change over time, which could result in significant revisions to FirstEnergy’s current goals, reported progress in achieving such goals, or ability to achieve such goals in the future. If FirstEnergy’s practices do not meet evolving investor or other stakeholder expectations and standards, then the reputations of FirstEnergy and its subsidiaries, including ours, or their attractiveness as an investment, or status as a business partner, acquiror, service provider or employer could be negatively impacted.

MP has coal-fired generation capacity, which exposes it to risk from regulations relating to coal, GHGs and CCRs, which could lead to increased costs or the need to spend significant resources to defend allegations of violation. (Applies to FE)

MP owns and maintains coal-fired electric generation facilities located in West Virginia. Historically, coal-fired generation has greater exposure to the costs of complying with federal, state and local environmental statutes, rules and regulations relating to air emissions, including GHGs and CCR disposal, than other types of electric generation facilities. To the extent that changes in government policies limit or restrict the usage of coal as a source of fuel in generating electricity or alternate fuels, such as natural gas, or displace coal on a competitive basis, FE's business and results of operations could be adversely affected. These legal requirements and any future initiatives could impose substantial additional costs and, in the case of GHG requirements, could raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities and could require MP’s coal-fired generation to curtail generation or cease to generate. Failure to comply with any such existing or future legal requirements may also result in the assessment of fines and penalties. Significant resources also may be expended to defend against allegations of violations of any such requirements.

We are or may be subject to environmental liabilities, including costs of remediation of environmental contamination at current or formerly owned facilities, which could have a material adverse effect on our results of operations and financial condition.

We may be subject to liability under environmental laws for the costs of remediating environmental contamination of property now or formerly owned or operated by us and of property contaminated by hazardous substances regardless of whether the liabilities arose before, during or after the time we owned or operated the facilities. We are currently involved in a number of proceedings relating to sites where hazardous substances have been released and we may be subject to additional proceedings in the future. We also have current or previous ownership interests in sites associated with the production of gas and the production and delivery of electricity for which we may be liable for additional costs related to investigation, remediation and monitoring of these sites. Remediation activities associated with our former MGP operations are one source of such costs, as are legacy CCR surface impoundments. See Note 14., "Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants. Citizen groups or others may bring litigation over environmental issues including claims of various types, such as property damage, personal injury, and citizen challenges to compliance decisions on the enforcement of environmental requirements, such as opacity and other air quality standards, which could subject us to penalties, injunctive relief and the cost of litigation. We cannot predict the amount and timing of all future expenditures (including the potential or magnitude of fines or penalties) related to such environmental matters, although we expect that they could be material. In addition, there can be no assurance that any liabilities, losses or expenditures we may incur related to such environmental liabilities or contamination will be covered under any applicable insurance policies or that the amount of insurance will be adequate.

In some cases, a third party who has acquired assets, including, but not limited to, operating and deactivated power stations from us has assumed the liability we may otherwise have for environmental matters related to the transferred property. If the transferee fails to discharge the assumed liability or disputes its responsibility, a regulatory authority or injured person could attempt to hold us responsible, and our remedies against the transferee may be limited by the financial resources of the transferee.

Concerns about GHG emissions and the potential risks associated with climate change have led to increased regulation and other actions that could impact our businesses.

Federal and various regional and state authorities regulate GHG emissions, including CO2 emissions and have created financial incentives to reduce them. In 2024, FirstEnergy operated businesses that had total Scope 1 GHG emissions of approximately 14 million metric tons. For existing electric generation facilities, CO2 emissions data are either obtained directly from facility continuous emission monitoring systems or calculated from actual fuel heat inputs and fuel type CO2 emission factors. This estimate is based on a number of projections and assumptions that may prove to be incorrect, such as the forecasted dispatch, anticipated facility efficiency, fuel type, CO2 emissions rates and our subsidiaries’ achieving completion of such construction and development projects. While actual emissions may vary substantially, the projects under construction or development when completed will increase emissions of our portfolio and therefore could increase the risks associated with regulation of GHG emissions.

In 2010, the EPA adopted regulations pertaining to GHG emissions that require new and existing sources of GHG emissions to potentially obtain new source review permits from the EPA prior to construction or modification. In 2016, the Supreme Court of the U.S. ruled that such permitting would only be required if such sources also must obtain a new source review permit for increases in other regulated pollutants. For further discussion of the regulation of GHG emissions, see Note 14., "Commitments, Guarantees and Contingencies" of the Combined Notes to Financial Statements of the Registrants for additional information and discussion.

Furthermore, certain states have begun to pass their own laws related to GHG emissions and disclosure of such emissions. The impact of GHG regulation on our operations will depend on a number of factors, including the degree and timing of GHG emissions reductions required under any such legislation or regulation, the cost of emissions reduction equipment and the price and availability of offsets, the extent to which market based compliance options are available, the extent to which our subsidiaries would be entitled to receive GHG emissions allowances without having to purchase them in an auction or on the open market and the impact of such legislation or regulation on the ability of our subsidiaries to recover costs incurred through rate increases or otherwise. The costs of compliance could be substantial.

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

Moreover, new federal, state or local environmental laws or regulations including, but not limited to GHG emissions, Clean Water Act effluent limitations imposing more stringent water discharge regulations, or other changes to existing environmental laws or regulations, or the interpretation of such regulations, may materially increase our costs of compliance or accelerate the timing of capital expenditures or other capital-like investments. Our compliance strategy, including but not limited to, our assumptions regarding estimated compliance costs, although reasonably based on available information, may not successfully address future relevant standards and interpretations, including with respect to evolving federal policies that may be adopted or new regulations adopted by the states in which we operate. If we fail to comply with environmental laws and regulations or new interpretations of longstanding requirements, even if caused by factors beyond our control, that failure could result in the assessment of civil or criminal liability and fines. In addition, any alleged violation of environmental laws and regulations may require us to expend significant resources to defend against any such alleged violations. Due to the uncertainty of control technologies available to reduce GHG emissions, any legal obligation that requires substantial reductions of GHG emissions could result in substantial additional costs, adversely affecting cash flows and profitability, and raise uncertainty about the future viability of fossil fuels, particularly coal, as an energy source for new and existing electric generation facilities.

The EPA may conduct NSR investigations at FirstEnergy’s electric generation facilities, which could result in the imposition of fines.

FirstEnergy may be subject to risks from changing or conflicting interpretations of existing laws and regulations, including, for example, the applicability of the EPA's NSR programs. Under the CAA, modification of FirstEnergy’s electric generation facilities in a manner that results in increased emissions could subject FirstEnergy’s existing electric generation facilities to the far more stringent new source standards applicable to new electric generation facilities.

The EPA has historically taken the view that many companies, including many energy producers, have been modifying emissions sources in violation of NSR standards during work considered by the companies to be routine maintenance. The EPA has previously investigated alleged violations of the NSR standards at certain of our existing and former electric generation facilities. Regulatory requirements and enforcement priorities continue to change, but should the EPA investigate FirstEnergy’s electric generation facilities in the future, it could, if violations were discovered, result in the imposition of fines.

We could be exposed to private rights of action relating to environmental matters seeking damages under various state and federal law theories which could have an adverse impact on our results of operations, financial condition, cash flows and business operations.

Private individuals may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other relief. For example, claims have been made against certain energy companies alleging that CO2 emissions from electric generation facilities constitute a public nuisance under federal and/or state common law. While the Registrants are not a party to this litigation, either Registrant, and/or one of its subsidiaries, could be named in other actions making similar allegations. An unfavorable ruling in any such case could result in the need to make modifications to our coal-fired generation or reduce emissions, suspend operations or pay money damages or penalties. Adverse rulings in these or other types of actions could have an adverse impact on our results of operations, cash flows and financial condition and could significantly impact our business operations.

Transition risks associated with climate change, including those related to regulatory mandates could negatively impact our financial results.

A number of regulatory and legislative bodies, including the NJBPU and the New Jersey General Assembly, have introduced requirements and/or incentives, as well as penalties, to reduce peak demand and energy consumption. Such conservation programs have previously resulted in and could result in further load reduction and could adversely impact our financial results in different ways. We currently have energy efficiency riders in place in certain of our states to recover the cost of these programs either at or near a current recovery time frame in the states where we operate.

In our regulated operations, energy conservation could negatively impact us depending on the regulatory treatment of the associated impacts and, in particular, whether we would be permitted to recover some or all of the resulting additional costs and/or lost revenues. Should we be required to invest in, or fund, conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact. In the past, we have been adversely impacted by reduced electric usage due in part to energy conservation efforts such as the use of efficient lighting products such as compact fluorescent lights, halogens and light emitting diodes. We could also be adversely impacted if any future increases to energy prices result in a decrease in customer usage. Our financial results could be adversely affected if we are unable to meet participation and/or energy reduction targets, as they may be established and penalties are imposed. We are unable to determine what impact, if any, future conservation activities will have on our financial condition or results of operations.

Additionally, failure to meet regulatory or legislative requirements to reduce energy consumption or otherwise increase energy efficiency could result in penalties that could adversely affect our financial results.

Financial and reputational risks associated with owning coal-fired generation may have an adverse impact on FE's business operations, financial condition and cash flows.

As further described in Item 2., "Properties", FirstEnergy controls approximately 3,160 MWs of coal-fired generation, primarily at MP. Certain lenders and members of the investment community have adopted policies limiting new investments in coal-fired generation. Such efforts may adversely impact FirstEnergy's and MP's access to the capital and financial markets. Further, certain insurance companies have established policies limiting coal-related underwriting and investment. Consequently, these policies aimed at coal-fired generation could have a material adverse impact on FirstEnergy's reputation, business operations, financial condition, and cash flows.

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

Our financial statements reflect the values of the assets held in trust to satisfy our obligations under pension and OPEB plans. Certain of the plan assets held in these trusts do not have readily determinable market values. Changes in the estimates and assumptions inherent in the value of these assets could affect the value of the trusts. If the value of the assets held by the trusts declines by a material amount, our funding obligation to the trusts could materially increase. These assets are subject to market fluctuations and will yield uncertain returns, which may fall below our projected return rates. Forecasting investment earnings and costs to pay future pension and other obligations requires significant judgment and actual results may differ significantly from current estimates. Capital market conditions that generate investment losses or that negatively impact the discount rate and increase the present value of liabilities may increase our future pension and OPEB expenses and further may have significant impacts on the value of the pension and other trust funds, which could require significant additional funding and negatively impact our results of operations and financial position. See Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Pension and OPEB Accounting.”

Failure to comply with debt covenants in our credit agreements or conditions could adversely affect our ability to execute future borrowings and/or require early repayment, and could restrict our ability to obtain additional or replacement financing on acceptable terms or at all.

FirstEnergy’s debt and credit agreements contain various financial and other covenants including a requirement for FE to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters, and that each other borrower maintain a consolidated debt-to-total-capitalization ratio of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter. As of December 31, 2025, FE was in compliance with its applicable consolidated interest coverage ratio and the Electric Companies, the Transmission Companies, and FET were each in compliance with their debt-to-total-capitalization ratio covenants.

Our credit agreements contain certain negative and affirmative covenants. Our ability to comply with the covenants and restrictions contained in the credit facilities has been and may, in the future, be affected by events related to the ongoing government investigations or otherwise, including a failure to comply with the terms of the DPA.

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

We rely on access to bank and capital markets as sources of liquidity for cash requirements not satisfied by cash from operations. Certain of FE’s subsidiaries have in the past been subject to downgrade of credit ratings. Any future downgrades in FirstEnergy or its subsidiaries' credit ratings from the nationally recognized credit rating agencies, particularly to levels below investment grade, could negatively affect our ability to access the bank and capital markets, especially in a time of uncertainty in either of those markets, and may require us to post cash collateral to support outstanding commodity positions in the wholesale market, as well as available letters of credit and other guarantees. Furthermore, additional downgrades could increase the cost of such capital by causing us to incur higher interest rates and fees associated with such capital. Additional rating downgrades would further increase our interest expense on certain of FirstEnergy's long-term debt obligations and would also further increase the fees we pay on our various existing credit facilities, thus increasing the cost of our working capital. Such additional rating downgrades could also negatively impact our ability to grow our regulated businesses or execute our business strategies by substantially increasing the cost of, or limiting access to, capital.

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

We rely on the bank and capital markets to meet both our financial commitments and short-term liquidity needs if internal funds are not available from our operations. We also use LOCs provided by various financial institutions to support our collateral operations. We also deposit cash in short-term investments. In the event of volatility in the capital and credit markets, our ability to access the capital markets or draw on our credit facilities and obtain cash may be adversely affected. Our access to funds under those credit facilities is dependent on our ability of the financial institutions that are parties to the facilities to meet their funding commitments. Those institutions may not be able to meet their funding commitments if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. Any delay in our ability to access those funds, even for a short period of time, could have an adverse effect on our results of operations and financial condition.

Should there be fluctuations in the bank and capital markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant foreign or domestic financial institutions or foreign governments, our access to liquidity needed for our business could be adversely affected. Unfavorable conditions could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures or other capital-like investments, and reducing or eliminating future dividend payments or other discretionary uses of cash. Energy markets depend heavily on active participation by multiple counterparties, which could be adversely affected should there be disruptions in the bank and capital markets. Reduced capital and liquidity and failures of significant institutions that participate in the energy markets could diminish the liquidity and competitiveness of energy markets that are important to our business. Perceived weaknesses in the competitive strength of the energy markets could lead to pressures for greater regulation of those markets or attempts to replace those market structures with other mechanisms for the sale of power, including the requirement of long-term contracts, which could have a material adverse effect on our results of operations and cash flows.

Changes in local, state or federal tax laws applicable to us or adverse audit results or tax rulings, and any resulting increases in taxes and fees, may adversely affect our results of operations, financial condition and cash flows.

We are subject to various local, state and federal taxes, including income, franchise, real estate, sales and use and employment-related taxes. We exercise significant judgment in calculating such tax obligations, booking reserves as necessary to reflect potential adverse outcomes regarding tax positions we have taken and utilizing tax benefits, such as carryforwards and credits. Additionally, various tax rate and fee increases may be proposed or considered in connection with such changes in local, state or federal tax law. We cannot predict whether legislation or regulation will be introduced, the form of any legislation or regulation, or whether any such legislation or regulation will be passed by legislatures or regulatory bodies. Any such changes, or any adverse tax audit results or adverse tax rulings on positions taken by FE or its subsidiaries could have a negative impact on its results of operations, financial condition and cash flows.

Specifically, the IRA of 2022 imposes a corporate AMT and, if applicable, corporations must pay the greater of the regular corporate income tax or the AMT. The IRS has issued guidance, most recently on September 30, 2025, and the U.S. Treasury has issued proposed regulations concerning the corporate AMT. While FirstEnergy continues to believe, more likely than not, it will be subject to corporate AMT, additional IRS guidance or revised U.S. Treasury regulations, which are expected to be issued in the future, as well as potential tax legislation or presidential executive orders, could provide certain adjustments to regulated utilities in calculating corporate AMT, which may reduce or otherwise significantly change FirstEnergy’s AMT estimates or its conclusions as to whether it is an AMT payer. The regulatory treatment of the IRA of 2022 may also be subject to regulation by FERC and/or applicable state regulatory authorities. Any adverse development in the IRA of 2022, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

FE is a holding company and relies on cash from its subsidiaries to meet its financial obligations and therefore any restrictions on the Electric Companies and Transmission Companies’ ability to pay dividends or make cash payments to FE may adversely affect its cash flows and financial condition. (Applies to FE)

Because FE is a holding company with no operations or cash flows of its own, its ability to meet its financial obligations, including making interest and principal payments on outstanding indebtedness and to pay dividends on its common stock, is primarily dependent on the net income and cash flows of our subsidiaries and the ability of those subsidiaries to pay upstream dividends or to repay borrowed funds. Prior to paying such dividends, FE’s subsidiaries have regulatory restrictions and financial obligations that must be satisfied.

For example, the Electric Companies and Transmission Companies are regulated by various state utility and federal commissions that generally possess broad powers to ensure that the needs of utility customers are being met. Those state and federal commissions could attempt to impose restrictions on the ability of the Electric Companies and Transmission Companies to pay dividends or otherwise restrict cash payments to FE. Any inability of its subsidiaries to pay dividends or make cash payments to FE may adversely affect its cash flows and financial condition.

FE may also provide capital contributions or debt financing to its subsidiaries under certain circumstances, which would reduce the funds available to meet financial obligations, including making interest and principal payments on outstanding indebtedness and to pay dividends on FE's common stock.

FE cannot assure its common shareholders that future dividend payments will be made, or if made, in what amounts they may be paid. (Applies to FE)

The FE Board will continue to regularly evaluate FE’s common stock dividend and determine whether to declare a dividend, and an appropriate amount thereof, each quarter taking into account such factors as, among other things, FE’s earnings, cash flows, credit metrics, as well as general economic and business conditions. FE cannot assure common shareholders that dividends will be paid in the future, or that, if paid, dividends will be at the same amount or with the same frequency as in the past.

JCP&L may recognize impairments of recorded goodwill, which would result in write-offs of the impaired amounts and could have an adverse effect on its results of operations. (Applies to JCP&L)

JCP&L had approximately $1.8 billion of goodwill on our balance sheet as of December 31, 2025. Goodwill is tested for impairment annually, as of July 31, or whenever events or circumstances indicate impairment may have occurred. JCP&L is unable to predict the actual timing and amounts of any impairments in future years, which would depend on many factors, including interest rates, sector market performance, JCP&L’s capital structure, results of future rate proceedings, operating and capital expenditure requirements, the value of comparable acquisitions, environmental regulations and other factors. The recognition of impairments of goodwill, which may result in write-offs of such impaired amount, could have an adverse effect on JCP&L’s results of operations.

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
As a wholly owned subsidiary of FE, JCP&L utilizes and falls under the purview of FirstEnergy’s cyber security risk management program.
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

Central management and coordination of the program helps FirstEnergy to comprehensively evaluate and protect against cyber threats. FirstEnergy’s written policies and procedures identify how cyber security measures and controls are developed, implemented, and regularly reviewed and updated. FirstEnergy aims to align its cyber security program with national standards. For example, FirstEnergy has implemented and maintains a set of controls to manage cyber security risk based on, and in alignment with, the National Institute of Standards and Technology Cyber Security Framework, and for Bulk Electric System assets, the NERC Critical Infrastructure Protection standards. FirstEnergy also complies with various state laws and regulations on cyber security.

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

To further protect its information and cyber assets, FirstEnergy has required since late 2022 that applicable prospective third-party vendors complete a privacy impact assessment, which is designed to identify potential privacy and cyber security risks for those vendors requiring access to personally identifiable information, and based on the results, include appropriate contractual provisions to mitigate any identified risks. FirstEnergy has also evaluated its third-party vendors onboarded prior to 2022 to identify which vendors had similar access to personally identifiable information and confirmed that such vendors also completed a privacy impact assessment.

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

Board Governance and Management

The FE Board has identified cyber security as a key enterprise risk and prioritizes the mitigation of this risk through FirstEnergy’s enterprise risk management process. Responsibility for oversight of risk management generally lies with the FE Board and the FE Audit Committee has primary responsibility to oversee enterprise risk management. To effectively manage oversight of FirstEnergy’s cyber security risk management practices, since 2022, the FE Board has delegated oversight authority to each of FirstEnergy’s Audit and Operations and Safety Committees, respectively, as detailed in each Committees’ charters. The Audit Committee has primary responsibility to oversee the disclosure of material cyber security incidents, as well as the general obligation to ensure the proper risk oversight structure of cyber security as part of FirstEnergy’s overall enterprise risk management program and the internal controls applicable to cyber security matters. The Operations and Safety Oversight Committee has primary responsibility to oversee the operational aspects of FirstEnergy’s cyber security policies, programs, initiatives and strategies, as well as operational risk considerations related to cyber security matters. FirstEnergy’s Cyber Security Leaders regularly provide reports at the Audit Committee, Operations and Safety Oversight Committee, and to the full FE Board. Each such Committee and the full FE Board work collaboratively to ensure fulsome oversight with the proper focus of each respective Board body. These reports include, among other things, current and emerging cyber security risks to FirstEnergy, incidents that were escalated to management during the prior quarter, including those that did not require immediate escalation to the appropriate Committee and/or full FE Board, internal and external assessments of FirstEnergy’s cyber security program, and a roadmap of projects to manage its cyber security posture.

At the executive and management level, the CISO has primary responsibility for the development, operation, and maintenance of FirstEnergy’s cyber security program. FirstEnergy's CISO has over 30 years of cyber-experience with both large domestic and international companies, and holds an ISC2 Certified Information Systems Security Professional certification. The CISO reports directly to FirstEnergy’s Chief Information Officer, who is responsible for all of FirstEnergy’s digital and technology services and is FirstEnergy’s most senior information technology executive. Under the CISO’s oversight, FirstEnergy’s cyber security team implements and provides governance and functional oversight for cyber security controls and services. Cyber security processes include escalation of certain risks and incidents, including those that originate or occur at third parties, to the Chief Information Officer, Chief Operating Officer, FirstEnergy's legal team, and the executive leaders as appropriate based on the severity of any such risk or incident. In addition, regular updates from the cyber security teams, in conjunction with real-time escalation on an as-needed basis, are also used to update the risk landscape.

In the event of any significant cyber security incident, FirstEnergy’s Cyber Security Incident Response Plan provides for a severity determination by the cyber security incident response team based on factors such as the number of assets affected, the likelihood of inappropriate data exposure, operational impact, reliability impact, and regulatory impact. Dependent upon the severity of an incident, it is FirstEnergy’s practice to escalate the incident to the Chief Information Officer, the Chief Risk Officer, FirstEnergy's legal team, and the FE senior leadership team, including the Chief Legal Officer, Chief Financial Officer, and Chief Executive Officer. Such members of management then determine whether, based on various factors, the incident requires immediate escalation to the Audit Committee and Operations and Safety Committee, or the full FE Board.

Although the risks from cyber threats have not materially affected FirstEnergy’s business strategy, results of operations, or financial condition to date, FirstEnergy continues to closely monitor cyber risk. The FirstEnergy Cyber Security team also monitors new and emerging threats and is constantly improving and refining its security controls to respond not only to those new and emerging threats, but also to address the security impact and requirements of new technologies such as artificial intelligence and quantum computing. Overall, FirstEnergy has implemented tactical processes for assessing, identifying, and managing material risks from cyber security threats to FirstEnergy including governance at the executive and board level of FirstEnergy’s cyber security program, including FE’s risk management strategy and the controls designed to protect its operations. Additionally, FirstEnergy, through its Disclosure Committee, has updated its disclosure controls and procedures to ensure appropriate disclosure of any material cyber security incidents. See Item 1A., "Risk Factors" for additional information regarding FirstEnergy’s cyber security risks. Those sections of Item 1A., "Risk Factors" should be read in conjunction with this Item 1C., "Cybersecurity".

ITEM 2.     PROPERTIES

The first mortgage indentures for the Ohio Companies, FE PA, MP and PE constitute direct first liens on substantially all of the respective physical property, subject only to excepted encumbrances, as defined in the first mortgage indentures. The outstanding debt under the FMBs of specific FE PA predecessors (WP and Penn) were assumed by FE PA in connection with the PA Consolidation. See Note 11., "Capitalization," of the Combined Notes to Financial Statements of the Registrants for information concerning financing encumbrances affecting certain of the Electric Companies' properties.

FirstEnergy controls the following generation sources as of December 31, 2025, shown in the table below, and operates in the PJM Region. Except for the OVEC participation referenced in the footnotes to the table, the Integrated segment's electric generation facilities are owned by MP.

Electric Generation Facility (Location)	Unit	Total	Corporate / Other	Integrated	Total	Corporate / Other	Integrated
		Generation Capacity (MW)			Net Generation for the year ended December 31, 2025(3) (Thousand MWh)
Coal-fired:
Harrison Power Station (Haywood, WV)	1-3	1,984	—	1,984	10,755	—	10,755
Fort Martin Power Station (Maidsville, WV)	1-2	1,098	—	1,098	6,131	—	6,131
OVEC (Cheshire, OH) (Madison, IN)(1)	1-11	78	67	11	391	336	55
		3,160	67	3,093	17,277	336	16,941

Pumped-storage Hydro:
Bath County Pumped Storage Station (Warm Springs, VA)(2)	1-6	487	—	487	710	—	710

Solar
Fort Martin Solar (Maidsville, WV)		19	—	19	25	—	25
Rivesville Solar (Rivesville, WV)		5	—	5	8	—	8
Marlowe Solar (Marlowe, WV)		6	—	6	8	—	8
		30	—	30	41	—	41

Total		3,677	67	3,610	18,028	336	17,692
(1) Represents AE Supply's 3.01% and MP's 0.49% entitlement based on their participation in OVEC.
(2) Represents AGC's 16.25% undivided interest in Bath County. The station is operated by VEPCO.
(3) Each facility is net of station use, except for Bath County, which is shown gross of pumping usage.

MP and PE are constructing 50 MWs of solar generation at five sites in West Virginia. The WVPSC approved the construction of three of the five solar sites. Two of the five solar generation sites, Rivesville Solar and Fort Martin Solar, went into service in 2024, and the third, Marlowe Solar, went into service in April 2025, representing a total of 30 MWs of generation capacity.

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC, which contemplated the addition of 70 MWs of solar generation by 2028, and 1,200 MWs of natural gas combined cycle generation by 2031 and on February 13, 2026, MP and PE filed a request for a CPCN with the WVPSC to construct and operate the same. See “Outlook – State Regulation – West Virginia" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details.

As of December 31, 2025, FirstEnergy’s distribution and transmission circuit miles are located in PJM and were as follows:

	Distribution Line Miles(1)	Transmission Line Miles
ATSI	—	7,965
CEI	31,876	—
FE PA(2)	82,638	2,624
JCP&L	24,892	2,620
KATCo(2)	—	1,694
MAIT	—	4,281
MP	23,166	2,612
OE	54,882	—
PE	20,387	2,092
TE	15,118	—
TrAIL	—	269
Total	252,959	24,157
(1) Includes overhead pole line and underground conduit carrying primary, secondary and street lighting circuits.
(2) On January 1, 2024, WP's Pennsylvania-based transmission assets of 115 kV and above were transferred to KATCo, while the remaining transmission assets continue to be held by FE PA and are included in distribution ratemaking.

ITEM 3.     LEGAL PROCEEDINGS

Reference is made to Note 13., "Regulatory Matters," and Note 14., "Commitments, Guarantees and Contingencies," of the Combined Notes to Financial Statements of the Registrants for a description of certain legal proceedings involving the Registrants.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II
ITEM 5.     MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

JCP&L

As of January 31, 2026, there were 13,628,447 outstanding shares of JCP&L common stock, $0.10 par value, all of which was held by FE. There is no market for JCP&L's common stock.

FIRSTENERGY

COMMON STOCK

The common stock of FirstEnergy Corp. is listed on the New York Stock Exchange under the symbol “FE” and is traded on other registered exchanges.

HOLDERS OF COMMON STOCK

There were 49,527 holders of 577,851,052 shares of FE’s common stock as of December 31, 2025, and 49,250 holders of 577,932,879 shares of FE's common stock as of January 31, 2026. FE has historically paid quarterly cash dividends on its common stock. Dividend payments are subject to declaration by the FE Board, and future dividend decisions determined by the FE Board may be impacted by earnings, cash flows, credit metrics and general economic and other business conditions. Information regarding equity available for payment of cash dividends is given in Note 11., "Capitalization," of the Combined Notes to Financial Statements of the Registrants.

SHAREHOLDER RETURN

The following graph shows the total cumulative return from a $100 investment on December 31, 2020, in FE’s common stock compared with the total cumulative returns of the S&P 500 Utilities Index and the S&P 500. The points on the graph represent fiscal year-end index levels based upon the last trading day in each fiscal year.

Total Return Cumulative Values
($100 Investment on December 31, 2020)
$300
$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
FE
S&P 500 Utilities Index
S&P 500

FirstEnergy had no transactions regarding purchases of FE common stock during the fourth quarter of 2025.

FirstEnergy does not have any publicly announced plan or program for share purchases.
ITEM 6.     [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements: This Form 10-K includes forward-looking statements based on information currently available to the Registrants’ management and unless the context requires otherwise, references to “we,” “us,” “our” and “FirstEnergy” refer to the Registrants collectively. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•The potential liabilities, increased costs and unanticipated developments resulting from government investigations and agreements, including those associated with compliance with or failure to comply with the DPA, and settlements with the OAG's office and the SEC;
•The risks and uncertainties associated with litigation, including the securities class-action lawsuit, regulatory proceedings, arbitration, mediation and similar proceedings;
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
•Legislative and regulatory developments, and executive orders, including, but not limited to, matters related to rates, generation resource adequacy, co-location of generation and large loads, and compliance and enforcement activity;
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
•The risks associated with physical attacks, such as acts of war, terrorism, sabotage or other acts of violence, and cyber-attacks and other disruptions to our, or our vendors’, information technology system, which may compromise our operations, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information;
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
•Changing market conditions affecting the measurement of certain liabilities and the value of assets held in FirstEnergy's pension trusts may negatively impact our forecasted growth rate, results of operations and may also cause it to make contributions to its pension sooner or in amounts that are larger than currently anticipated;
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
•Changes to environmental laws and regulations, including, but not limited to, federal and state rules related to climate change, CCRs, and potential changes to such laws and regulations;
•Changes in customers’ demand for power, including, but not limited to, economic conditions, the impact of climate change, and emerging technology, particularly with respect to electrification, energy storage, co-location of generation and large loads, and distributed sources of generation;
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
•Any changes in tax laws or regulations, including, but not limited to, the IRA of 2022, the OBBBA, or adverse tax audit results or rulings and potential changes to such laws and regulations;
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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in (a) Item 1A., "Risk Factors", (b) Item 7., "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and (c) other factors discussed herein and in the Registrants’ other filings with the SEC. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. We expressly disclaim any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.

Forward-looking and other statements in this Annual Report on Form 10-K regarding FirstEnergy’s Climate Strategy, including FirstEnergy’s GHG emission reduction goals, are not an indication that these statements are necessarily material to investors or required to be disclosed in FE’s filings with the SEC. In addition, historical, current and forward-looking statements regarding climate matters, including GHG emissions, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K discusses FirstEnergy's 2025 and 2024 results, and year-over-year comparisons between 2025 and 2024. Discussions of 2023 results and year-over-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of FirstEnergy’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Company Overview

FirstEnergy is dedicated to integrity, safety, reliability and operational excellence and is principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. Its electric distribution companies form one of the nation's largest investor-owned electric systems, serving over 6 million customers in Ohio, Pennsylvania, New Jersey, West Virginia, Maryland and New York. FirstEnergy’s transmission subsidiaries operate more than 24,000 miles of transmission lines that connect the Midwest and Mid-Atlantic regions and two regional transmission operation centers. In addition, MP and AGC control 3,610 MWs of total generation capacity.

Segment Overview

FirstEnergy's Distribution segment, which consists of the Ohio Companies and FE PA, representing $11.1 billion in rate base as of December 31, 2025, distributes electricity through FirstEnergy’s electric operating companies in Ohio and Pennsylvania. The Distribution segment serves approximately 4.3 million customers in Ohio and Pennsylvania across its distribution footprint and purchases power for its default service or standard service offer requirements. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs.

FirstEnergy's Integrated segment includes the distribution and transmission operations of JCP&L, MP and PE, as well as MP’s regulated generation operations, representing $10.2 billion in rate base as of December 31, 2025. The Integrated segment distributes electricity to approximately 2 million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,610 MWs of regulated generation capacity located primarily in West Virginia and Virginia, which includes three solar generation sites, representing 30 MWs of generation capacity. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs. Additionally, on October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC proposing, among other things, the addition of 70 MWs of solar generation by 2028, and 1,200 MWs of natural gas combined cycle generation by 2031, which are expected to require an estimated capital investment of approximately $2.5 billion, as detailed in the filing. See Note 13., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional details.

FirstEnergy's Stand-Alone Transmission segment, which consists of FE's ownership in FET and KATCo, representing $5.4 billion in FirstEnergy-owned rate base as of December 31, 2025, includes transmission infrastructure owned and operated by the Transmission Companies and used to transmit electricity. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.

FirstEnergy's Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, at book value to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million. Also included in Corporate/Other for segment reporting is 67 MWs of generation capacity, representing AE Supply’s OVEC capacity entitlement. As of December 31, 2025, Corporate/Other had approximately $6.8 billion of external FE holding company debt.

Recent Developments

Investment Strategy

FirstEnergy invests in its regulated operations to improve reliability and the customer experience, and in its people to attract, retain and develop talented, diverse and engaged employees to carry out its strategy.

FirstEnergy recently increased its customer-focused Energize365 investment plan for the 2026 to 2030 time period to $36 billion, approximately 25% higher than the previous 2025 to 2029 five-year plan, and aims to strengthen the grid, improve reliability and support growing customer demand. Through the Energize365 program, system-wide capital investments from 2026 to 2030 are expected to comprise the Distribution segment 28%, the Integrated segment 35%, and the Stand-Alone Transmission segment 35%, focused on the following:

•Distribution and Transmission investments to support improvements in grid reliability and resiliency and support growing customer demand, including through:
•Programs to drive system resiliency through automation technology and communication, including the Ohio Companies’ distribution grid modernization plans, Pennsylvania's LTIIP, New Jersey's EnergizeNJ, and implementing advanced metering infrastructure;
•Operational flexibility projects that are expected to build capacity and support the evolving grid such as projects to support increased data center load;
•Enhancing system performance by implementing new designs and technologies to reduce load at risk;
•Upgrading system conditions that enhance reliability; and
•Transmission projects awarded through the PJM Open Window to address regional expansion projects.
•Base distribution projects to address aging infrastructure.
•Generation maintenance projects that maintain operations of fossil electric generation facilities and remain compliant with environmental regulations through the end of their useful life.
•FirstEnergy believes there is a continued long-term pipeline of investment opportunities for its existing distribution and transmission infrastructure beyond those opportunities identified through 2030, which are expected to strengthen the grid and cyber security and make the transmission system more reliable, robust, secure and resistant to extreme weather events, with improved operational flexibility.

Finance

FirstEnergy aims to execute its Energize365 investment plan through a strengthened financial position. Energize365 capital investments included in the current five-year plan are expected to be funded with a combination of organic cash flows, the issuance of debt, including hybrid securities, and the issuance of common equity. FirstEnergy believes it has optimized its financing plan to retain flexibility in an uncertain interest rate environment. FirstEnergy has also taken steps to reduce potential volatility risk associated with its pension plan. In January 2025, FirstEnergy executed an additional pension lift-out transaction associated with over $652 million in pension obligations relating to its former competitive generation employees. This lift-out transaction, combined with the lift-out completed in 2023, removed approximately $1.4 billion in total pension plan assets and obligations associated with approximately 3,900 former competitive generation employees.

Dividend Growth

FirstEnergy continues to return value to shareholders. In February 2026, the FE Board declared a $0.02 per share increase to the quarterly cash common stock dividend to $0.465 per share payable June 1, 2026, which represents a 4.5% increase compared to dividends declared in 2025. Modest dividend growth is expected to enable enhanced shareholder returns, while still allowing for continued substantial regulated investments. Dividend payments are subject to declaration by the FE Board, and future dividend decisions determined by the FE Board may be impacted by earnings, cash flows, credit metrics and general economic and other business conditions.

Reorganization

On March 24, 2025, FirstEnergy internally announced organizational changes that are intended to align the organization with its new business model, which is designed to make FirstEnergy more efficient and sustainable while placing responsibility and accountability closer to customers, employees and regulators. The changes are also consistent with FirstEnergy’s focus on operations and maintenance expense discipline. As a result, FirstEnergy recognized a pre-tax charge of approximately $26 million ($5 million at JCP&L) in the first quarter of 2025, which is included within “Other operating expenses” on each of the Registrants' Statements of Income and Comprehensive Income.

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

Valley Link

On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Long-Term Proposal Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET’s share estimated to be approximately $1 billion.

Grid Growth

On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for FET and Transource to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth, on February 12, 2026. This general framework includes parameters regarding the relationship among the two members, confers governance rights to its members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interests. On February 12, 2026, in response to the PJM 2025 RTEP Long-Term Proposal Window #1, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million.

Regulatory Matters - New Jersey

On November 9, 2023, JCP&L filed a petition for approval of its EnergizeNJ petition with the NJBPU that would, among other things, support grid modernization, system resiliency and substation modernization in technologies designed to provide enhanced customer benefits. On February 14, 2024, the NJBPU approved the stipulated settlement between JCP&L and various parties, resolving JCP&L’s request for a distribution base rate increase. On February 27, 2024, as part of the stipulated settlement, JCP&L amended its pending EnergizeNJ petition following receipt of NJBPU approval of the base rate case settlement, to remove the high-priority circuits that are to be addressed in the first phase of its reliability improvement plan and to include the second phase of its reliability improvement plan that is expected to further address certain high-priority circuits that require additional upgrades. On April 10, 2025, JCP&L, joined by various parties, filed a stipulated settlement with the NJBPU resolving JCP&L’s amended EnergizeNJ petition. The settlement provides for total program costs of $339 million, including capital investments in JCP&L’s electric distribution system of approximately $203 million, $132 million of matching capital investments and approximately $4 million of O&M expense. Pursuant to the settlement, the program began on July 1, 2025, and will continue through December 31, 2028, and JCP&L has agreed to file a base rate case no later than January 1, 2030.

Regulatory Matters - Ohio

On April 5, 2023, the Ohio Companies sought approval from the PUCO for their ESP V. The proposed plan would maintain an eight-year term beginning June 1, 2024, and continue riders recovering costs associated with distribution infrastructure investments and approved grid modernization investments. ESP V additionally proposed new riders that would support reliability, and included provisions supporting affordability and enhancing the customer experience. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which are described in “Outlook - State Regulation - Ohio,” in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations". On June 14, 2024, the Ohio Companies filed an application for rehearing, which was denied by operation of law as the PUCO did not rule on the applications for rehearing within 30 days of filing. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV, which was approved by the PUCO on December 18, 2024. On January 22, 2025, the PUCO approved the Ohio Companies’ ESP IV compliance tariffs with an effective date of February 1, 2025, at which point the Ohio Companies resumed operating under ESP IV with modifications, as described in “Outlook - State Regulation - Ohio,” in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations". On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Supreme Court of Ohio granted the Ohio Companies motion to intervene in the appeal as appellees. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the Ohio Companies, filed their briefs on August 26, 2025, to which the OCC and NOAC replied on September 15, 2025.

On January 31, 2025, the Ohio Companies filed an application with the PUCO for ESP VI, which would have begun concurrently with the effective date of any new base distribution rates resulting from the Ohio Companies’ 2024 base rate case and continued through May 31, 2028. On May 15, 2025, the Ohio Governor signed HB 15, which repealed the statute authorizing ESPs in Ohio, eliminating the PUCO’s ability to authorize future ESPs such as ESP VI. On December 17, 2025, the PUCO dismissed ESP VI due to the repeal of the ESP statute pursuant to HB 15. HB 15 permits the Ohio Companies to continue ESP IV until their final auction delivery period on May 31, 2029, at which time ESP IV must terminate.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing included a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and

OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies requested recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony and on July 31, 2024, filed an update with an adjusted net increase of base distribution revenues of approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. On December 18, 2024, the PUCO issued an order approving the Ohio Companies’ withdrawal of ESP V. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On January 27, 2025, the Ohio Companies notified the PUCO of their intention to update their application for an increase in base distribution rates to remove ESP V related provisions from the base rate case. On November 19, 2025, the PUCO issued an order in the rate case lifting the rate freeze and approving a net increase in base distribution revenues of the Ohio Companies of approximately $34 million, with a return on equity of 9.63% and a hypothetical capital structure of 48.8% debt and 51.2% equity for all three Ohio Companies, which reflects a roll-in of current riders such as DCR and AMI. The PUCO authorized continuance of Rider DCR with a cap increase commensurate with capital investments through January 31, 2025, and approved the Ohio Companies’ proposal to change pension and OPEB recovery to the delayed recognition method. Additionally, the order authorizes recovery of certain deferred costs for storm restoration, operations and maintenance, and energy efficiency. As a result of the order, the Ohio Companies recognized a $352 million pre-tax impairment charge related to the disallowance from future recovery of certain previously capitalized amounts. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025 base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On January 9, 2026, the Ohio Companies filed an expedited motion for ruling on the proposed compliance tariffs and on February 4, 2026, PUCO staff issued a letter recommending that most of the Ohio Companies’ proposed compliance tariffs be approved. The Ohio Companies cannot predict the outcome of the rehearing, but do not expect material changes to the November 2025 order.

On May 15, 2025, the Ohio Governor signed HB 15 that, in addition to eliminating ESPs, requires, among other things, triennial base rate cases and allows them to be based on a three-year forecasted test period, expedites PUCO review and disposition of future base rate cases, imposes annual reliability reporting, increases protections for customers shopping with third-party suppliers, requires EDUs to develop and publicly share distribution system hosting capacity maps, and reduces certain transmission and distribution property taxes beginning with property in-serviced in 2026. The legislation became effective August 14, 2025.

On November 19, 2025, the PUCO issued a separate order which assessed approximately $250 million in monetary penalties upon the Ohio Companies in connection with the PUCO’s ongoing HB 6 audits and investigations. On December 19, 2025, the Ohio Companies and fourteen intervenors filed with the PUCO an unopposed stipulation and recommendation that was intended to resolve several matters pending before the PUCO to which the Ohio Companies were a party. The stipulation and recommendation, which was adopted in its entirety by the PUCO on January 7, 2026, vacated the amounts owed pursuant to the November 19, 2025 order regarding its HB 6 audits and investigations and instead directed the Ohio Companies to pay its customers restitution and refunds totaling approximately $275 million, among other things. The refunds will be paid out over three billing cycles beginning in February 2026.

The Ohio Companies anticipate filing a base rate distribution case with the PUCO in the second half of 2026.

Regulatory Matters - West Virginia

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031. On November 26, 2025, the WVPSC issued a procedural order setting a hearing for May 2026.

On February 13, 2026, MP and PE filed a CPCN to construct and operate a 1,200 MW combined cycle gas turbine plant and 70 MWs of solar generation capacity for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as to transition to recovery in base rates once the projects are placed in-service and approved through a base rate case. An order is expected from the WVPSC in the second half of 2026.

MP and PE anticipate filing a base rate distribution case with the WVPSC in the second half of 2026.

Regulatory Matters - Maryland

PE anticipates filing a base rate distribution case with the MDPSC in the second half of 2026.

HB 6 and Related Investigations

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves the U.S. Attorney’s Office investigation into FirstEnergy relating to FirstEnergy’s lobbying and governmental affairs activities concerning HB 6 related to the federal criminal allegations made in July 2020, against former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. Among other things under the DPA, FE paid a $230 million monetary penalty in 2021 and agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The $230 million payment will neither be recovered in rates or charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue: (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office, including the January 17, 2025, indictment against two former FirstEnergy senior officers, as described below in “Outlook -- Other Legal Proceedings - U.S. v. Larry Householder, et al.,” in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations". Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information.

See “Outlook - Other Legal Proceedings” in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details regarding the DPA, and ongoing litigation surrounding the investigation of HB 6. See also “Outlook - State Regulation - Ohio” in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for details on the now-resolved PUCO proceeding reviewing political and charitable spending and legislative activity in response to the investigation of HB 6. The outcome of the legislative activity, and any of these lawsuits is uncertain and could have a material adverse effect on FirstEnergy’s financial condition, results of operations and cash flows. The FirstEnergy leadership team remains committed and focused on executing its strategy and running the business.

FIRSTENERGY'S CONSOLIDATED RESULTS OF OPERATIONS
2025 Compared with 2024

(In millions)	For the Years Ended December 31,
	2025	2024	Increase (Decrease)

Revenues	$15,090	$13,472	$1,618	12%

Operating expenses	12,884	11,097	1,787	16%

Other expenses, net	(647)	(871)	224	26%

Income taxes	288	377	(89)	(24)%

Income attributable to noncontrolling interest	251	149	102	68%

Earnings attributable to FE	$1,020	$978	$42	4%

Earnings attributable to FE was $1,020 million or $1.77 per basic share ($1.76 per diluted share) in 2025 compared to $978 million or $1.70 per basic and diluted share in 2024, representing an increase of $42 million that was primarily due to the following:

•The absence of the $100 million civil penalty resulting from the SEC investigation and the $19.5 million settlement with the OAG’s office in 2024;
•The absence of $200 million (pre-tax) in charges related to changes in ARO liabilities associated with new CCR rules and the McElroy’s Run impoundment facility in 2024 and a $49 million reduction in ARO liabilities in 2025 based on the completion of engineering studies and field analysis of certain sites;
•     The absence of a $53 million (pre-tax) charge at JCP&L in connection with the base rate case settlement agreement in the first quarter of 2024, as further discussed below;
•    The absence of a $32.5 million (pre-tax) contribution commitment by the Ohio Companies, as a result of the PUCO’s ESP V order in the second quarter of 2024;
•    Higher earnings associated with the implementation of base rate cases in New Jersey, West Virginia and Pennsylvania;
•    Higher customer usage and demand;
•     Higher revenues from regulated capital investments that increased rate base;
The absence of the $62 million (pre-tax) impairment charge related to the Akron general office in the third quarter of 2024;
•    Lower debt redemptions costs of $61 million (pre-tax); and
•    Higher income tax benefits primarily related to an increase in the remeasurement of excess deferred income taxes compared to 2024, and the absence of discrete tax charges related to the FET Equity Interest Sale and PA Consolidation in the first quarter of 2024.

These factors were partially offset by the following:

•A $352 million (pre-tax) impairment charge recognized in the fourth quarter of 2025 related to disallowances in the Ohio base rate case resulting from the PUCO-approved order;
•A $275 million (pre-tax) charge recognized in the fourth quarter of 2025 resulting from the Ohio Companies' PUCO-approved settlement that will provide restitution and refunds to customers;
•The absence of $151 million (pre-tax) net proceeds from the shareholder derivative lawsuit settlement received in the second quarter of 2024;
•    The absence of a $60 million (pre-tax) benefit associated with the approval by the WVPSC to recover costs of certain retired generation stations in the first quarter of 2024;
•    The absence of a $46 million (pre-tax) charge in the fourth quarter of 2024 from the expected elimination of the 50 basis point ROE adder associated with ATSI’s RTO membership as a result of the Sixth Circuit ruling;
•     Higher depreciation expense due to a higher asset base;
•    Higher other operating expenses, primarily due to higher employee benefit costs and planned vegetation management expenses, partially offset by increased construction support and lower maintenance work;
•    Lower investment earnings of $58 million (pre-tax) primarily related to FEV’s equity method investment in Global Holding, which, as discussed above, was sold on July 16, 2025;
•    The absence of $24 million (pre-tax) of interest income related to the FET Equity Interest Sale, the purchase price of which was paid in part by the issuance of promissory notes;
•    Costs associated with organizational changes announced in March 2025;
•    The dilutive effect of the FET Equity Interest Sale that closed in March 2024; and
•     Lower customer credits associated with the PUCO-approved Ohio Stipulation.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Years Ended December 31,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries(1)	2025	2024	Increase (Decrease)	2025	2024	Increase (Decrease)
Residential	56,397	54,631	3.2%	55,520	55,447	0.1%
Commercial(2)	39,734	39,020	1.8%	39,641	39,298	0.9%
Industrial	52,321	52,951	(1.2)%	52,321	52,951	(1.2)%
Total Electric Distribution MWh Deliveries	148,452	146,602	1.3%	147,482	147,696	(0.1)%
(1) Reflects the reclassification of certain Pennsylvania customers from Industrial to Commercial. Due to the January 2024 consolidation of the Pennsylvania Companies, certain customers are classified as Commercial effective June 1, 2024. The MWh deliveries prior to the effective date have been adjusted for comparability.
(2) Includes street lighting.

Actual distribution deliveries in 2025 for the residential and commercial customer classes were higher than 2024, primarily due to impacts of weather temperatures. Cooling degree days in 2025 were 12% below 2024 and flat to normal. Heating degree days in 2025 were 19% above 2024 and 3% above normal.

The financial results discussed below in Segment Results of Operations include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 15., “Segment Information,” of the Combined Notes to Financial Statements of the Registrants.

Summary of Segment Results of Operations — 2025 Compared with 2024

Financial results for FirstEnergy’s business segments for the years ended December 31, 2025 and 2024, were as follows:

2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$7,387	$5,620	$1,886	$18	$14,911
Other	160	63	19	(63)	179
Total Revenues	7,547	5,683	1,905	(45)	15,090

Operating Expenses:
Fuel	—	652	—	—	652
Purchased power	2,458	2,105	—	20	4,583
Other operating expenses	2,479	1,416	328	(101)	4,122
Provision for depreciation	655	562	369	78	1,664
Amortization (deferral) of regulatory assets, net	(103)	(12)	6	—	(109)
General taxes	849	143	303	50	1,345
Ohio settlement charges	275	—	—	—	275
Impairment of assets	352	—	—	—	352
Total Operating Expenses	6,965	4,866	1,006	47	12,884

Other Income (Expense):
Debt redemption costs	—	—	—	(24)	(24)
Miscellaneous income (expense), net	100	80	20	(44)	156
Pension and OPEB mark-to-market adjustments	125	98	23	7	253
Interest expense	(399)	(284)	(322)	(212)	(1,217)
Capitalized financing costs	29	67	87	2	185
Total Other Expense	(145)	(39)	(192)	(271)	(647)

Income taxes (benefits)	74	190	99	(75)	288
Income attributable to noncontrolling interest	—	—	251	—	251

Earnings (Losses) Attributable to FE	$363	$588	$357	$(288)	$1,020

2024 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$6,703	$4,815	$1,768	$9	$13,295
Other	160	61	19	(63)	177
Total Revenues	6,863	4,876	1,787	(54)	13,472

Operating Expenses:
Fuel	—	464	—	—	464
Purchased power	2,219	1,670	—	23	3,912
Other operating expenses	2,378	1,254	347	65	4,044
Provision for depreciation	648	521	336	76	1,581
Amortization (deferral) of regulatory assets, net	(171)	(66)	6	—	(231)
General taxes	752	140	279	41	1,212
Impairment of assets	30	70	12	3	115
Total Operating Expenses	5,856	4,053	980	208	11,097

Other Income (Expense):
Debt redemption costs	—	—	—	(85)	(85)
Equity method investment earnings, net	—	—	—	58	58
Miscellaneous income (expense), net	124	54	18	(7)	189
Pension and OPEB mark-to-market adjustments	36	26	6	(90)	(22)
Interest expense	(432)	(262)	(275)	(175)	(1,144)
Capitalized financing costs	24	47	60	2	133
Total Other Expense	(248)	(135)	(191)	(297)	(871)

Income taxes (benefits)	135	153	173	(84)	377
Income attributable to noncontrolling interest	—	—	149	—	149

Earnings (Losses) Attributable to FE	$624	$535	$294	$(475)	$978

Changes Between 2025 and 2024 Financial Results Increase (Decrease)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
	(In millions)
Revenues:
Electric	$684	$805	$118	$9	$1,616
Other	—	2	—	—	2
Total Revenues	684	807	118	9	1,618

Operating Expenses:
Fuel	—	188	—	—	188
Purchased power	239	435	—	(3)	671
Other operating expenses	101	162	(19)	(166)	78
Provision for depreciation	7	41	33	2	83
Amortization (deferral) of regulatory assets, net	68	54	—	—	122
General taxes	97	3	24	9	133
Ohio settlement charges	275	—	—	—	275
Impairment of assets	322	(70)	(12)	(3)	237
Total Operating Expenses	1,109	813	26	(161)	1,787

Other Income (Expense):
Debt redemption costs	—	—	—	61	61
Equity method investment earnings, net	—	—	—	(58)	(58)
Miscellaneous income (expense), net	(24)	26	2	(37)	(33)
Pension and OPEB mark-to-market adjustments	89	72	17	97	275
Interest expense	33	(22)	(47)	(37)	(73)
Capitalized financing costs	5	20	27	—	52
Total Other Expense	103	96	(1)	26	224

Income taxes (benefits)	(61)	37	(74)	9	(89)
Income attributable to noncontrolling interest	—	—	102	—	102

Earnings (Losses) Attributable to FE	$(261)	$53	$63	$187	$42

Distribution Segment — 2025 Compared with 2024

Distribution segment's earnings attributable to FE decreased $261 million in 2025, as compared to 2024, primarily due to charges recognized in the fourth quarter of 2025 resulting from the Ohio Companies' PUCO-approved settlement that will provide $275 million in restitution and refunds to customers, and $352 million in impairment charges resulting from the PUCO-approved base rate case order, partially offset by higher revenues associated with the implementation of the Pennsylvania base rate case, higher customer usage and demand, and higher Pension and OPEB mark-to-market adjustments.

Revenues —

Distribution's total revenues increased $684 million as a result of the following sources:

	For the Years Ended December 31,
Revenues by Type of Service	2025	2024	Increase
	(In millions)
Distribution services	$4,627	$4,180	$447

Generation sales:
Retail	2,744	2,517	227
Wholesale	16	6	10
Total generation sales	2,760	2,523	237

Other	160	160	—
Total Revenues	$7,547	$6,863	$684

Distribution services revenues increased $447 million in 2025, as compared to 2024, primarily resulting from higher customer usage due to colder weather temperatures in the first and fourth quarters, lower customer credits associated with the PUCO-approved Ohio Stipulation, and higher revenues associated with the implementation of the Pennsylvania base rate case, partially offset by milder weather temperatures in the second quarter that lowered customer usage and demand. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $237 million in 2025, as compared to 2024, primarily due to higher non-shopping generation auction rates, higher retail generation sales volumes as a result of colder weather temperatures in the first and fourth quarters, and lower shopping, which increased sales volumes. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA decreased to 89% from 90% in Ohio and to 62% from 63% in Pennsylvania, as compared to 2024. Retail and wholesale generation sales revenue have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $1,109 million, primarily due to the following:

•Purchased power costs, which have no material impact to earnings, increased $239 million in 2025, as compared to 2024, primarily due to higher generation sales volumes and unit costs, as described above.

•Other operating expenses increased $101 million in 2025, as compared to 2024, primarily due to:

•Higher network transmission expenses of $69 million, which are deferred for future recovery, resulting in no material impact to earnings;
•     Higher planned and accelerated vegetation management expenses of $54 million, primarily in Pennsylvania as approved and recovering in the base rate case;
•     Higher uncollectible expenses of $22 million, of which $15 million were deferred for future recovery;
•     Higher energy efficiency and other state mandated program costs of $65 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•     Higher other operating expense of $57 million, primarily due to severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025, higher employee benefit costs, and higher material and contractor expenses, partially offset by increased construction support and lower maintenance work.

This increase was partially offset by:

•    The absence of a $32.5 million contribution commitment by the Ohio Companies, as a result of the PUCO’s ESP V order in the second quarter of 2024;

•The absence of a $46 million charge during the second quarter of 2024 related to changes in ARO liabilities associated with new CCR rules; and
•     Lower storm restoration expenses of $88 million in 2025 as compared to 2024, which were mostly deferred for future recovery.

•Depreciation expense increased $7 million in 2025, as compared to 2024, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $68 million in 2025, as compared to 2024, primarily due to a $79 million net decrease from lower deferred storm restoration expenses, a $21 million net decrease in generation and transmission related deferrals and a $10 million net decrease in other deferrals, partially offset by $42 million of higher net amortization expenses resulting from recovery of previously deferred storm costs and customer assistance programs from the implementation of the Pennsylvania base rate case in 2025.

•General taxes increased $97 million in 2025, as compared to 2024, primarily due to higher gross receipts and Ohio personal property taxes.

•Impairment of assets increased $322 million in 2025, as compared to 2024, due to a $352 million impairment charge related to disallowances in the Ohio base rate case resulting from the PUCO-approved order, partially offset by the absence of a $30 million impairment charge related to the Akron general office in the third quarter of 2024.

Other Expense —

Other expense decreased $103 million in 2025, as compared to 2024, primarily due to higher pension and OPEB mark-to-market adjustments and higher capitalized interest, partially offset by lower interest income on regulated money pool investments. Additionally, interest expense decreased primarily as a result of debt redemptions since 2024, partially offset by new debt issued in 2025.

Income Taxes —

Distribution segment's effective tax rate was 16.9% and 17.8% for 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to an increase in the benefit from state related flow-through items, partially offset by the absence of a discrete tax benefit from a remeasurement of excess deferred income taxes recognized in 2024.

Integrated Segment — 2025 Compared with 2024

Integrated segment’s earnings attributable to FE increased $53 million in 2025, as compared to 2024, primarily due to the implementation of base rate cases in New Jersey and West Virginia in 2025, higher customer usage and demand, higher revenues from regulated investment programs, and the absence of a $53 million charge at JCP&L in connection with the base rate case settlement agreement in the first quarter of 2024, as further discussed below, partially offset by costs associated with the announced organizational changes and the absence of a benefit associated with the approval by the WVPSC to recover costs of certain retired generation stations in the first quarter of 2024.

Revenues —

Integrated segment’s total revenues increased $807 million as a result of the following sources:

	For the Years Ended December 31,
Revenues by Type of Service	2025	2024	Increase
	(In millions)
Distribution services	$1,698	$1,600	$98
Generation sales:
Retail	3,120	2,689	431
Wholesale	377	146	231
Total generation sales	3,497	2,835	662
Transmission revenues:
JCP&L	259	243	16
MP & PE	166	137	29
Total transmission revenues	425	380	45
Other	63	61	2
Total Revenues	$5,683	$4,876	$807

Distribution services revenues increased $98 million in 2025, as compared to 2024, primarily resulting from higher customer usage as a result of colder weather temperatures in the first and fourth quarters, higher revenues from the implementation of base rate cases, and higher rider revenues associated with certain regulated investment programs, partially offset by lower customer usage as a result of the milder weather temperatures in the second and third quarters of 2025. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $662 million in 2025, as compared to 2024, primarily due to higher retail and wholesale revenues.

•Retail generation sales increased $431 million in 2025, as compared to 2024, primarily due to higher non-shopping generation auction rates and higher volumes as a result of colder weather temperatures in the first and fourth quarters. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $231 million in 2025, as compared to 2024, primarily due to higher sales volumes, wholesale rates and capacity revenues. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $45 million in 2025, as compared to 2024, primarily due to higher rate base from regulated investment programs and higher recovery of transmission operating expenses.

Operating Expenses —

Total operating expenses increased $813 million in 2025, as compared to 2024, primarily due to:

•Fuel costs increased $188 million in 2025, as compared to 2024, primarily due to higher unit costs and higher consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $435 million in 2025, as compared to 2024, primarily due to higher unit costs and capacity expenses.

•Other operating expenses increased $162 million in 2025, as compared to 2024, primarily due to:

•Higher network transmission expenses of $50 million, which were deferred for future recovery, resulting in no material impact to earnings;
•     Higher uncollectible expenses of $5 million, which were deferred for future recovery;
•     Higher other operating expenses of $41 million, primarily due to severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025, higher employee benefit costs and higher material and contractor spend, partially offset by increased construction support and lower maintenance work;
•     Higher energy efficiency and other state mandated program costs of $72 million, which were deferred for future recovery, resulting in no material impact to earnings;
•     Higher formula rate transmission operating and maintenance expenses of $5 million, which have no material impact to earnings; and
•     Higher storm restoration expenses of $22 million, which were mostly deferred for future recovery.

This increase was partially offset by:

•    The absence of a $33 million change in ARO liabilities associated with new CCR rules in 2024 and a reduction in 2025 based on the completion of engineering studies and field analysis of certain sites.

•Depreciation expense increased $41 million in 2025, as compared to 2024, primarily due to a higher asset base.

•Deferral of regulatory assets decreased $54 million in 2025, as compared to 2024, primarily due to the absence of the approval in the first quarter of 2024 to recover $60 million in costs of certain retired generation stations approved by the WVPSC, a $24 million adjustment associated with smart meter cost of removal expenses associated with the deployment of the AMI program in New Jersey, a $24 million decrease due to the absence of the amortization of a regulatory liability related to customer refunds in 2024 and a $1 million net decrease in other deferrals, partially offset by a $33 million net increase from higher generation and transmission related deferrals, and $22 million in higher deferral of storm related expenses including the absence of the approval in the first quarter of 2024 to recover $11 million in previously incurred storm costs.

•Impairment of assets decreased $70 million in 2025, as compared to 2024, due to:

•    The absence of a $53 million pre-tax charge at JCP&L in the first quarter of 2024 associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the base rate case settlement agreement, to be disallowed from future recovery; and
•     The absence of a $17 million impairment charge related to the Akron general office in the third quarter of 2024.

Other Expense —

Other expense decreased $96 million in 2025, as compared to 2024, primarily due the absence of certain nonrecoverable charges recognized in 2024, higher capitalized interest and higher Pension and OPEB mark-to-market adjustments. Additionally, interest expense decreased, primarily due to lower average short-term borrowings and debt redemptions in the fourth quarter of 2025, partially offset by new debt issuances since 2024.

Income Taxes —

Integrated segment’s effective tax rate was 24.4% and 22.2% in 2025 and 2024, respectively. The increase in the effective tax rate was primarily due to the absence of a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in the third quarter of 2024, partially offset by the absence of a tax charge recognized in the first quarter of 2024 related to the remeasurement of a valuation allowance for the expected utilization of certain NOL carryforwards.

Stand-Alone Transmission Segment — 2025 Compared with 2024

Stand-Alone Transmission’s earnings attributable to FE increased $63 million in 2025, as compared to 2024, primarily due to a discrete tax benefit related to a remeasurement of excess deferred income taxes in the third quarter of 2025, the absence of a charge for an expected refund, with interest, in the fourth quarter of 2024 as a result of the Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership, the absence of a discrete tax charge related to the FET Equity Interest Sale in the first quarter of 2024, and higher revenues from regulated capital investments that increased rate base, partially offset by the dilutive effect of the FET Equity Interest Sale that closed in March 2024 and true-up adjustments from the annual forward looking transmission rate filings.

Revenues —

Total revenues increased $118 million in 2025, as compared to 2024, primarily due to a higher rate base, the absence of a charge for an expected refund, with interest, in the fourth quarter of 2024 as a result of the Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership, and higher recovery of transmission operating expenses, partially offset by true-up adjustments from the annual forward looking transmission rate filings.

	For the Years Ended December 31,
Revenues by Transmission Asset Owner	2025	2024	Increase (Decrease)
	(In millions)
ATSI	$1,068	$990	$78
TrAIL	265	274	(9)
MAIT	487	440	47
KATCo	85	85	—
Other	—	(2)	2
Total Revenues	$1,905	$1,787	$118

Operating Expenses —

Total operating expenses increased $26 million in 2025, as compared to 2024, primarily due to higher depreciation and property tax expenses from a higher asset base, partially offset by lower operating and maintenance expenses and the absence of a $12 million impairment charge associated with the Akron general office in the third quarter of 2024. Other than the impairment charge, nearly all operating expenses are recovered through formula rates.

Other Expense —

Total other expense increased $1 million in 2025, as compared to 2024, primarily due to higher interest expenses from new long-term debt issuances, partially offset by higher capitalized financing costs, higher pension and OPEB mark-to-market adjustment, and the absence of a prior year non-recoverable charge.

Income Taxes —

Stand-Alone Transmission's effective tax rate was 14.0% and 28.1% for 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in the third quarter of 2025, and the absence of a tax charge related to the FET Equity Interest Sale in the first quarter of 2024.

Corporate/Other — 2025 Compared with 2024

Financial results from Corporate/Other resulted in a $187 million decrease in losses attributable to FE for 2025 compared to 2024, primarily due to:

•The absence of the $100 million civil penalty resulting from the SEC investigation and the $19.5 million settlement with the OAG's office in 2024;
•$134 million (after-tax) due to the absence of a charge related to changes in ARO liabilities associated with the new CCR rules and the McElroy's Run CCR impoundment facility in 2024, and a reduction in ARO liabilities in 2025 based on the completion of engineering studies and field analysis of certain sites;
•$82 million (after-tax) due to the change in the pension and OPEB mark-to-market adjustment; and
$47 million (after-tax) of lower debt redemption costs.

The decrease in losses were partially offset by:
•The absence of $116 million (after-tax) of net proceeds from the shareholder derivative lawsuit settlement received in 2024;
•$48 million (after-tax) in lower investment earnings related to FEV’s equity method investment in Global Holding, which as discussed above, was sold on July 16, 2025;
•$27 million (after-tax) in lower pension/OPEB non-service credits primarily due to lower expected returns on plan asset credits, partially offset by lower interest costs;
•The absence of $19 million (after-tax) of interest income related to the FET Equity Interest Sale, the purchase price of which was paid in part by the issuance of promissory notes; and
•Lower discrete income tax benefits in 2025, partially offset by the absence of a discrete tax charge related to the PA Consolidation in the first quarter of 2024.

REGULATORY ASSETS AND LIABILITIES

Regulatory assets represent incurred costs that have been deferred because of their probable future recovery from customers through regulated rates. Regulatory liabilities represent amounts that are expected to be credited to customers through future regulated rates or amounts collected from customers for costs not yet incurred. The Registrants net their regulatory assets and liabilities based on federal and state jurisdictions.

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

FirstEnergy has regulatory assets of $829 million and $617 million, and regulatory liabilities of $1,185 million and $995 million as of December 31, 2025 and 2024, respectively. The following table provides information about the composition of FirstEnergy's net regulatory assets and liabilities as of December 31, 2025 and 2024, and the changes during the year 2025:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source - FirstEnergy	2025	2024	Change
	(In millions)
Customer payables for future income taxes	$(2,041)	$(2,234)	$193
Spent nuclear fuel disposal costs	(76)	(72)	(4)
Asset removal costs	(675)	(681)	6
Deferred transmission costs	(43)	190	(233)
Deferred generation costs	405	481	(76)
Deferred distribution costs	466	287	179
Storm-related costs	1,122	1,015	107
Energy efficiency program costs	462	349	113
New Jersey societal benefit costs	80	87	(7)
Vegetation management costs	153	125	28
Ohio settlement charges	(250)	—	(250)
Other	41	75	(34)
Net Regulatory Liabilities included on FirstEnergy Consolidated Balance Sheets	$(356)	$(378)	$22

The following table provides information about the composition of JCP&L's net regulatory assets and liabilities as of December 31, 2025 and 2024, and the changes during the year 2025:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source - JCP&L	2025	2024	Change
	(In millions)
Customer payables for future income taxes	$(393)	$(410)	$17
Spent nuclear fuel disposal costs	(76)	(72)	(4)
Asset removal costs (1)	(87)	(101)	14
Deferred transmission costs	(25)	(3)	(22)
Deferred distribution costs	318	206	112
Storm-related costs	367	310	57
Energy efficiency program costs	316	208	108
New Jersey societal benefit costs	80	87	(7)
Other	15	22	(7)
Net Regulatory Assets included on JCP&L's Balance Sheets	$515	$247	$268
(1) Previously issued 2024 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

The following is a description of the regulatory assets and liabilities described above:

Customer payables for future income taxes - Reflects amounts to be recovered or refunded through future rates to pay income taxes that become payable when rate revenue is provided to recover items such as AFUDC equity and depreciation of PP&E for which deferred income taxes were not recognized for ratemaking purposes, including amounts attributable to federal and state tax rate changes such as the TCJA and Pennsylvania House Bill 1342. These amounts are being amortized over the period in which the related deferred tax assets reverse, which is generally over the expected life of the underlying asset.

Spent nuclear fuel disposal costs - Reflects amounts collected from customers, and the investment income, losses and changes in fair value of the trusts for spent nuclear fuel disposal costs related to former nuclear generation facilities, Oyster Creek and Three Mile Island Unit 1.

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

Deferred generation costs - Primarily relates to regulatory assets associated with the securitized recovery of certain fuel and purchased power regulatory assets at the Ohio Companies (amortized through 2034), the Warrior Run purchase power agreement termination fee at PE (amortized through 2029), and the ENEC at MP and PE. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. Generally, the ENEC rate is updated annually.

Deferred distribution costs - Primarily relates to New Jersey temporary residential bill credits (amortized through February 2026), the Ohio Companies' deferral of certain distribution-related expenses, including interest (amortized through 2034) and JCP&L's AMI program costs.

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $335 million and $73 million for FE and JCP&L, respectively, are currently being recovered through rates as of December 31, 2025. Approximately $402 million and $41 million for FE and JCP&L, respectively, are currently being recovered through rates as of December 31, 2024.

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

Ohio settlement charges - Reflects refunds and restitution owed to customers associated with the Ohio Companies' PUCO-approved settlement order. See Note 13., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional details.

The following table provides information about the composition of FirstEnergy's net regulatory assets that do not earn a current return as of December 31, 2025 and 2024, of which approximately $802 million and $698 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a	As of December 31,
Current Return - FirstEnergy	2025	2024	Change
		(In millions)
Deferred generation costs	$280	$314	$(34)
Deferred distribution costs	199	153	46
Storm-related costs	844	694	150
Other	102	82	20
FirstEnergy's Regulatory Assets Not Earning a Current Return	$1,425	$1,243	$182

The following table provides information about the composition of JCP&L's net regulatory assets that do not earn a current return as of December 31, 2025 and 2024, of which approximately $76 million and $45 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral:

Regulatory Assets by Source Not Earning a	As of December 31,
Current Return - JCP&L	2025	2024	Change
		(In millions)
Deferred distribution costs	$147	$101	$46
Storm-related costs	367	310	57
Other	24	28	(4)
JCP&L's Regulatory Assets Not Earning a Current Return	$538	$439	$99
CAPITAL RESOURCES AND LIQUIDITY

The Registrants' businesses are capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments and potential contributions to its pension plan.

The Registrants expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for 2026 and beyond, the Registrants expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by the Registrants, which may include hybrid securities by FE, to, among other things, fund capital expenditures and other capital-like investments and refinance short-term and maturing long-term debt, subject to market conditions and other factors. Additionally, FE may issue its common equity to fund capital expenditures in its 2026 through 2030 planning period averaging approximately 1% of its now current market capitalization in each year of the planning period, subject to market conditions and other factors.

Capital investments by business segment for FirstEnergy are included below:

FirstEnergy Business Segment	2023 Actual	2024 Actual	2025 Actual

Distribution	$1,020	$1,285	$1,620
Integrated(1)	1,336	1,690	2,081
Stand-Alone Transmission	1,273	1,427	1,765
Corporate/Other	118	97	90
Total - FirstEnergy	$3,747	$4,499	$5,556
(1) Includes capital expenditures and capital-like investments that earn a return.
Capital investments by business segment for JCP&L are included below:

JCP&L Business Segment	2023 Actual	2024 Actual	2025 Actual

Distribution(1)	$391	$587	$700
Transmission	308	371	546
Total - JCP&L	$699	$958	$1,246
(1) Includes capital expenditures and capital-like investments that earn a return.
Capital investment forecasts for the years ended 2026, 2027, 2028, 2029, and 2030 for the FirstEnergy business segments are included below:

FirstEnergy Business Segment	2026 Forecast	2027 Forecast	2028 Forecast	2029 Forecast	2030 Forecast

Distribution	$1,755	$2,230	$2,345	$1,930	$2,035
Integrated(1)	2,245	2,385	2,755	2,545	2,710
Stand-Alone Transmission(2)	1,930	2,160	2,415	2,820	3,395
Corporate/Other	85	135	125	140	120
Total - FirstEnergy	$6,015	$6,910	$7,640	$7,435	$8,260
(1) Includes capital expenditures and capital-like investments that earn a return.
(2) Including Brookfield's noncontrolling interest in FET and FET's share of joint ventures.

Capital investment forecasts for the years ended 2026, 2027, 2028, 2029, and 2030 for the JCP&L business segments are included below:

JCP&L Business Segment	2026 Forecast	2027 Forecast	2028 Forecast	2029 Forecast	2030 Forecast

Distribution(1)	$685	$705	$770	$720	$755
Transmission	640	590	605	665	735
Total - JCP&L	$1,325	$1,295	$1,375	$1,385	$1,490
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

While supply lead times have not fully returned to levels prior to the COVID-19 pandemic, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid, and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.

In January 2025, FirstEnergy executed a lift-out transaction with MetLife, that transferred approximately $640 million of plan assets and $652 million of plan obligations, associated with approximately 2,000 former competitive generation employees, who will assume future and full responsibility to fund and administer their benefit payments. Similar to the lift-out in 2023, there was no change to the pension benefits for any participant as a result of the transfer and the transaction was funded by pension plan assets. FirstEnergy believes that this lift-out transaction, in addition to the lift-out in 2023, further de-risked potential volatility with the pension plan assets and liabilities. FirstEnergy will continue to evaluate other lift-outs in the future based on market and other conditions.

As of December 31, 2025, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, current portion of long-term debt, short-term borrowings and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

As of December 31, 2025, JCP&L’s net deficit in working capital (current assets less current liabilities) was primarily due to accounts payable, short-term borrowings, accrued interest, and compensation and benefits. JCP&L believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

Short-Term Borrowings / Revolving Credit Facilities

On October 27, 2025, FE, the Electric Companies, Transmission Companies and FET, each entered into an amended credit facility to, among other things: (i) remove the 10 basis point credit spread adjustment from the interest rate calculation; (ii) permit a one-week interest period for any Term Benchmark Advance (as defined under each of the Amended Credit Facilities) based upon daily simple SOFR; and (iii) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2028 to October 20, 2029 for the KATCo credit facility, (b) from October 20, 2029 to October 20, 2030 for the FET credit facility and (c) from October 18, 2028 to October 18, 2029 for the remaining Amended Credit Facilities.

Borrowings under each of the Amended Credit Facilities may be used for working capital and other general corporate purposes. Generally, borrowings under each of the credit facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the Amended Credit Facilities contain financial covenants requiring each borrower, with the exception of FE, to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the Amended Credit Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter. FE is required under its credit facility to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters.

Each of the Amended Credit Facilities bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on SOFR and other variable interest rates. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

FirstEnergy had $325 million and $550 million of outstanding short-term borrowings as of December 31, 2025 and 2024, respectively. FirstEnergy’s available liquidity from external sources as of February 16, 2026, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FE	October 2029	$1,000	$997
FET	October 2030	1,000	715
Ohio Companies	October 2029	800	567
FE PA	October 2029	950	600
JCP&L	October 2029	750	600
MP and PE	October 2029	400	300
ATSI, MAIT and TrAIL	October 2029	850	849
KATCo	October 2029	150	150
	Subtotal	$5,900	$4,778
Cash and Cash equivalents		—	37
	Total	$5,900	$4,815
The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of December 31, 2025:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Debt-to-Total-Capitalization Ratio
	(In millions)
FE	N/A	$1,000	N/A(2)
ATSI(1)	$500	350	39.4%
CEI(1)	750	300	42.1%
FET	N/A	1,000	65.8%
FE PA(1)	1,250	950	48.0%
JCP&L(1)	1,500	750	37.9%
KATCo(1)	200	150	29.2%
MAIT(1)	400	350	41.0%
MP(1)	900	250	49.6%
OE(1)	500	300	54.7%
PE(1)	450	150	48.9%
TE(1)	300	200	53.0%
TrAIL(1)	400	150	39.8%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.
(2) FE is not required to maintain a debt-to-total-capitalization ratio under its amended credit facility. However, FE is required to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters beginning with the quarter ending December 31, 2021. FE's consolidated interest coverage ratio as of December 31, 2025 was approximately 4.4 times.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Amended Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Amended Credit Facilities and against the applicable borrower’s borrowing sublimit. As of December 31, 2025, FirstEnergy had $185 million in outstanding LOCs, $52 million of which are issued under the Amended Credit Facilities.

Revolving Credit Facilities	LOC Availability as of December 31, 2025	LOC Utilized as of December 31, 2025
	(In millions)
FE	$100	$3
FET	100	—
Ohio Companies	150	—
FE PA	200	1
JCP&L	100	—
MP and PE	100	47
ATSI, MAIT and TrAIL	200	1
KATCo	35	—

Each of the Amended Credit Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the Amended Credit Facilities are related to the credit ratings of the company borrowing the funds. Additionally, borrowings under each of the credit facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of December 31, 2025, FE was in compliance with its applicable consolidated interest coverage ratio and the Electric Companies, the Transmission Companies, and FET were each in compliance with their debt-to-total-capitalization ratio covenants under each of their Amended Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s regulated operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Effective September 23, 2024, AGC and KATCo became participants in the regulated companies’ money pool. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. As of June 1, 2024, FET no longer participates in the unregulated money pool. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool.

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2025	2024	2025	2024
For the Years Ended December 31,	4.51%	5.74%	4.89%	6.44%

Long-Term Debt Capacity

FE and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE and its subsidiaries’ credit ratings as of February 17, 2026:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit/Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB+	Baa3	BBB	—	—	—	BBB	Baa3	BBB	S	S	S

Distribution:
CEI	BBB+	Baa3	BBB+	—	—	—	BBB+	Baa3	A-	S	S	P
OE	A-	A3	BBB+	A	A1	A	A-	A3	A-	S	S	P
TE	BBB+	Baa2	BBB+	A	A3	A	—	—	—	S	S	P
FE PA	A-	A3	A-	A	A1	—	A-	A3	A	S	S	S

Integrated:
JCP&L	BBB+	A3	A-	—	—	—	BBB+	A3	A	S	S	S
MP	BBB	Baa2	A-	A-	A3	A+	—	Baa2	—	P	S	S
AGC	BBB-	Baa2	A-	—	—	—	—	—	—	S	S	S
PE	BBB	Baa2	BBB+	A-	A3	A	—	—	—	P	S	S

Stand-Alone Transmission:
FET	A	Baa2	BBB+	—	—	—	A-	Baa2	BBB+	S	S	S
ATSI	A	A3	A	—	—	—	A	A3	A+	S	S	S
MAIT	A	A3	A	—	—	—	A	A3	A+	S	S	S
TrAIL	A	A3	A	—	—	—	A	A3	A+	S	S	S
KATCo	—	A3	A-	—	—	—	—	—	—	—	S	S
(1) S = Stable, P = Positive

On December 23, 2025, S&P upgraded FE's corporate credit rating to BBB+ from BBB and its senior unsecured rating to BBB from BBB-, and upgraded each subsidiaries’ corporate credit rating and senior unsecured rating, as applicable, one notch, excluding TE, MP, AGC and PE whose ratings were affirmed. S&P also revised the outlook of FE and its subsidiaries’ to stable except for MP and PE whose outlooks were revised to positive and AGC whose outlook remained unchanged at stable.

On September 23, 2025, Fitch upgraded FE PA’s corporate credit rating to A- from BBB+, its senior unsecured rating to A from A- and updated its ratings outlook to stable. Additionally, Fitch affirmed the ratings and outlooks of FE and its other subsidiaries.

The applicable undrawn and drawn margin on the credit facilities are subject to ratings-based pricing grids. The applicable fee paid on the undrawn commitments and on actual borrowings under the credit facilities are based on FE’s senior unsecured non-credit enhanced debt ratings as determined by S&P and Moody’s.

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

Debt capacity is subject to the consolidated interest coverage ratio in FE's credit facility. As of December 31, 2025, FirstEnergy could incur approximately $0.9 billion of incremental interest expense or incur an approximate $2.4 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements of FE's credit facility.

As of December 31, 2025, JCP&L could incur approximately $6.4 billion of additional debt or incur an approximate $3.5 billion reduction to equity, as defined under the debt to capital covenant, and JCP&L would remain within the limitations of the financial covenant requirements of JCP&L's credit facility.

Cash Requirements and Commitments

The Registrants have certain obligations and commitments to make future payments under contracts, including contracts executed in connection with certain of the planned construction expenditures.

As of December 31, 2025 (Undiscounted):	Total	2026	2027-2028	2029-2030	Thereafter
FirstEnergy	(In millions)
Long-term debt(1)	$26,390	$720	$4,456	$5,520	$15,694
Short-term borrowings	325	325	—	—	—
Interest on long-term debt	10,152	1,117	2,041	1,613	5,381
Operating leases(2)	348	72	119	72	85
Finance leases(2)	11	4	7	—	—
Fuel and purchased power(3)	1,476	231	431	400	414
Committed investments(4)	6,240	1,442	2,836	1,962	—
Pension funding	1,287	—	509	441	337
Total - FirstEnergy	$46,229	$3,911	$10,399	$10,008	$21,911
(1) Excludes unamortized discounts and premiums, fair value accounting adjustments and finance leases.
(2) See Note 7., "Leases," of the Combined Notes to Financial Statements of the Registrants.
(3) Based on estimated annual amounts under contract with fixed or minimum quantities, and includes payment obligations under termination agreements.
(4) Amounts represent committed capital expenditures and other capital-like investments that earn a return.

As of December 31, 2025 (Undiscounted):	Total	2026	2027-2028	2029-2030	Thereafter
JCP&L	(In millions)
Long-term debt(1)	$3,050	$—	$—	$350	$2,700
Short-term borrowings	93	93	—	—	—
Interest on long-term debt	1,165	143	286	258	478
Operating leases(2)	95	13	24	16	42
Finance leases(2)	4	2	2	—	—
Committed investments(3)	2,144	518	1,018	608	—
Total - JCP&L	$6,551	$769	$1,330	$1,232	$3,220
(1) Excludes unamortized discounts and premiums.
(2) See Note 7., "Leases," of the Combined Notes to Financial Statements of the Registrants.
(3) Amounts represent committed capital expenditures and other capital-like investments that earn a return.

Excluded from the tables above are estimates for the cash outlays from power purchase contracts entered into by most of the Electric Companies and under which they procure the power supply necessary to provide generation service to their customers who do not choose an alternative supplier. Although actual amounts will be determined by future customer behavior, consumption levels and power prices, management currently estimates these cash outlays will be approximately $4.8 billion ($1.5 billion at JCP&L) in 2026.

The tables above also exclude AROs, reserves for litigation, injuries and damages and environmental remediation since the amount and timing of the cash payments are uncertain. The tables also exclude accumulated deferred income taxes since cash payments for income taxes are determined based primarily on taxable income for each applicable fiscal year and/or the application of the corporate AMT which, as further discussed below, is uncertain and subject to the issuance of future U.S. Treasury regulations.

FirstEnergy’s pension funding policy is based on actuarial computations using the projected unit credit method. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which based on various assumptions, including an expected rate of return on assets of 8.0% for 2026, is expected to be approximately $250 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. JCP&L is not expected to make a contribution.

Changes in Cash Position

As of December 31, 2025, FirstEnergy had $57 million of cash and cash equivalents and $42 million of restricted cash compared to $111 million of cash and cash equivalents and $43 million of restricted cash as of December 31, 2024, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Years Ended December 31,
(In millions)	2025	2024	2023

Net cash provided from operating activities	$3,700	$2,891	$1,387
Net cash used for investing activities	(5,065)	(4,350)	(3,652)
Net cash provided from financing activities	1,310	1,434	2,238
Net change in cash, cash equivalents and restricted cash	(55)	(25)	(27)

Cash, cash equivalents, and restricted cash at beginning of period	154	179	206
Cash, cash equivalents, and restricted cash at end of period	$99	$154	$179

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

Net cash provided from operating activities was $3,700 million during 2025, $2,891 million during 2024, and $1,387 million during 2023. The increase in cash from operating activities in 2025 from 2024 is primarily due to:

•Higher revenues from the implementation of base rate cases in Pennsylvania, New Jersey, and West Virginia;
•Higher return on regulated capital investment programs;
•Higher net transmission revenue collection based on the timing of formula rate collections;
•Higher customer usage and demand, primarily due to colder weather temperatures in the first and fourth quarters of 2025;
•Increased working capital due to higher accounts receivable receipts, timing of accounts payable disbursements, and lower employee benefit payments;
•Lower federal income tax payments due to the absence of tax payments in 2024 related to the FET Equity Interest Sale; and
•Absence of the payment of the SEC civil penalty and OAG settlement in the third quarter of 2024.

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

    Cash Flows From Investing Activities

Net cash used for investing activities in 2025 principally represented cash used for capital investments. The following table summarizes net cash used for investing activities for the years ended 2025, 2024 and 2023:

	For the Years Ended December 31,
Investing Activities	2025	2024	2023
	(In millions)
Capital Investments:
Distribution Segment	$1,344	$1,130	$936
Integrated Segment	1,842	1,542	1,212
Stand-Alone Transmission Segment	1,601	1,266	1,093
Corporate / Other	(82)	92	115
Asset removal costs	376	305	274
Other	(16)	15	22
	$5,065	$4,350	$3,652
Net cash used for investing activities during 2025 increased $715 million, compared to 2024, primarily due to higher planned capital investment spend.

Cash Flows From Financing Activities
Net cash provided from financing activities was $1,310 million, $1,434 million, and $2,238 million in 2025, 2024, and 2023, respectively. The following table summarizes financing activities for the years ended 2025, 2024, and 2023.

	For the Years Ended December 31,
Financing Activities	2025	2024	2023
	(In millions)
New Issues
Senior unsecured notes	$3,125	$2,100	$1,050
Unsecured convertible notes	2,500	—	1,500
FMBs	200	—	600
Senior secured notes	100	—	—
	5,925	2,100	3,150

Redemptions / Repayments
Unsecured convertible notes	(1,206)	—	—
Senior unsecured notes	(1,875)	(2,013)	(494)
FMBs	—	(700)	—
Senior secured notes	(48)	(47)	(43)
	(3,129)	(2,760)	(537)

Proceeds from FET Equity Interest Sale (Note 1.)	—	3,500	—
Noncontrolling interest cash distributions	(100)	(86)	(72)
Short-term borrowings, net	(225)	(225)	675
Common stock dividend payments	(1,016)	(970)	(906)
Debt issuance and redemption costs, and other	(145)	(125)	(72)
	$1,310	$1,434	$2,238

During the year ended December 31, 2025, FirstEnergy had the following redemptions and issuances:

Company	Type	Redemption/Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE	Senior Unsecured Notes	March, 2025	2.05%	2025	$300	FE redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.
FE	Senior Unsecured Convertible Notes	June, 2025	4.00%	2026	$1,206	FE repurchased approximately $1,206 million of the principal amount of its 2026 Convertible Notes for $1,225 million, including a premium of approximately $19 million.
JCP&L	Senior Unsecured Notes	October, 2025	4.30%	2026	$650	On October 16, 2025, JCP&L redeemed $650 million of 4.30% senior notes due 2026.
FE	Senior Unsecured Notes	December, 2025	1.60%	2026	$300	On December 31, 2025, FE redeemed $300 million of 1.60% senior notes due 2026.
Issuances
TrAIL	Senior Unsecured Notes	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that came due in 2025, to refinance existing debt, for working capital, and for other general corporate purposes.
ATSI	Senior Unsecured Notes	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
OE	Senior Unsecured Notes	May, 2025	4.95%	2029	$300	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured Notes	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
PE	FMBs	June, 2025	5.00%	2030	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
TE	Senior Secured Notes	June, 2025	5.18%	2030	$100	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
FE	Senior Unsecured Convertible Notes	June, 2025	3.63%	2029	$1,350	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.
FE	Senior Unsecured Convertible Notes	June, 2025	3.88%	2031	$1,150	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.
FET	Senior Unsecured Notes	August, 2025	4.75%	2033	$450	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
JCP&L	Senior Unsecured Notes	September, 2025	4.15%	2029	$350
Proceeds were used to refinance existing debt, including the repayment of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

JCP&L	Senior Unsecured Notes	September, 2025	4.40%	2031	$500
Proceeds were used to refinance existing debt, including the repayment of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

JCP&L	Senior Unsecured Notes	September, 2025	5.15%	2036	$500
Proceeds were used to refinance existing debt, including the repayment of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

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

Through the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Convertible Notes may convert all or any portion of their 2026 Convertible Notes at their option at any time at the conversion rate then in effect. FE will settle conversions of the 2026 Convertible Notes, if any, by paying cash for the aggregate principal amount of the 2026 Convertible Notes being converted and its conversion obligation in excess of such aggregate principal amount.

The amount of consideration that a holder will receive upon conversion will be determined by reference to the volume-weighted average price of FE’s common stock for each trading day in a 40 trading day observation period. For any conversions on or after February 1, 2026, this period would be the 40 consecutive trading days beginning on, and including, the 41st scheduled trading day immediately preceding the maturity date.

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

If FE undergoes a fundamental change (as defined in the relevant indenture), subject to certain conditions, holders of the 2026 Convertible Notes, 2029 Convertible Notes and/or 2031 Convertible Notes may require FE to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the relevant indenture). In addition, following certain corporate events that occur prior to the maturity date with respect to a series of convertible notes (and, in the case of the 2031 Convertible Notes, if FE delivers a notice of redemption with respect to the 2031 Convertible Notes), FE will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes of such series in connection with such corporate event or redemption, as applicable.

Separate from the issuance of the 2029 Convertible Notes and 2031 Convertible Notes, FE repurchased approximately $1.2 billion aggregate principal amount of the 2026 Convertible Notes, using a portion of the proceeds from the offering of the 2029 Convertible Notes and 2031 Convertible Notes described above. FE may, in the future, effect additional repurchases of remaining outstanding 2026 Convertible Notes.

FET Senior Notes and Registration Rights

On August 13, 2025, FET issued $450 million of senior unsecured notes due in 2033, in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days of closing of the offering. On November 4, 2025, FET filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on December 3, 2025. On January 21, 2026, FET completed the exchange offer of these senior notes for like principal amounts registered under the Securities Act.

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
FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. As of December 31, 2025, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($614 million) and other assurances ($439 million).

In 2025, FET, DominionHV and Transource issued an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of December 31, 2025, the fair value of FET’s support obligations relating to the Valley Link credit facility was immaterial.

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

As of December 31, 2025, $185 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $33 million of net cash collateral as of December 31, 2025, from certain generation suppliers, and such amount is included in "Other current liabilities" on FirstEnergy's Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. See Note 14., "Commitments, Guarantees and Contingencies," of the Combined Notes to Financial Statements of the Registrants for more information.
JCP&L - GUARANTEES AND OTHER ASSURANCES

JCP&L has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of December 31, 2025, was $48 million.

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

JCP&L has posted $28 million of collateral in the form of LOCs as of December 31, 2025. JCP&L is holding $2 million of net cash collateral as of December 31, 2025, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. See Note 14., "Commitments, Guarantees and Contingencies," of the Combined Notes to Financial Statements of the Registrants for more information.
MARKET RISK INFORMATION

FirstEnergy may use various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. FirstEnergy’s Enterprise Risk Management Committee, comprised of members of senior management, provides general oversight for risk management activities throughout FirstEnergy, including market risk.

Commodity Price Risk

FirstEnergy has limited exposure to financial risks resulting from fluctuating commodity prices, including prices for electricity, coal and energy transmission.

The valuation of derivative contracts is based on observable market information. As of December 31, 2025, FirstEnergy has a net asset of $20 million in non-hedge derivative contracts that are related to FTRs at certain of the Electric Companies. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of December 31, 2025, the FirstEnergy pension plan assets were allocated approximately as follows: 33% in public equity securities, 25% in fixed income securities, 5% in hedge funds, 8% in real estate, 22% in private debt/equity and 7% in cash and short-term securities. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which, based upon various assumptions, including an expected rate of return on assets of 8.0% for 2026, is expected to be approximately $250 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. JCP&L is not expected to make a contribution.

As of December 31, 2025, FirstEnergy's OPEB plan assets were allocated approximately as follows: 57% in equity securities, 23% in fixed income securities and 20% in cash and short-term securities. See Note 4., "Pension and Other Postemployment Benefits," of the Combined Notes to Financial Statements of the Registrants for additional details on FirstEnergy's pension and OPEB plans.

During 2025, FirstEnergy's pension plan assets have gained approximately 15.4% as compared to an annual expected return on plan assets of 8.5%, and FirstEnergy's OPEB plan assets have gained approximately 15.7% as compared to an annual expected return on plan assets of 7.0%.

Interest Rate Risk

The Registrants' exposure to fluctuations in market interest rates is largely mitigated as all long-term debt, with the exception of the credit facilities, has fixed interest rates, as noted in the table below. However, the Registrants are subject to the inherent interest rate risks related to refinancing maturing debt by issuing new debt securities.

FirstEnergy - Comparison of Carrying Value to Fair Value as of December 31, 2025
Year of Maturity or Notice of Redemption	2026	2027	2028	2029	2030	There-after	Total	Fair Value
	(In millions)
Assets:
Investments Other Than Cash and Cash Equivalents:
Fixed Income	$—	$—	$—	$—	$—	$280	$280	$280
Average interest rate	—%	—%	—%	—%	—%	3.4%	3.4%

Liabilities:
Long-term Debt:
Fixed rate	$720	$2,003	$2,453	$3,064	$2,456	$15,694	$26,390	$25,756
Average interest rate	4.5%	3.8%	3.8%	3.9%	3.8%	4.7%	4.4%

JCP&L - Comparison of Carrying Value to Fair Value as of December 31, 2025
Year of Maturity or Notice of Redemption	2026	2027	2028	2029	2030	There-after	Total	Fair Value
	(In millions)
Assets:
Investments Other Than Cash and Cash Equivalents:
Fixed Income	$—	$—	$—	$—	$—	$280	$280	$280
Average interest rate	—%	—%	—%	—%	—%	3.4%	3.4%

Liabilities:
Long-term Debt:
Fixed rate	$—	$—	$—	$350	$—	$2,700	$3,050	$3,059
Average interest rate	—%	—%	—%	4.2%	—%	4.8%	4.7%

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

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of December 31, 2025, the spot rate was 5.59% and 5.37% for pension and OPEB obligations, respectively, as compared to 5.72% and 5.60% as of December 31, 2024, respectively.

Each of the Amended Credit Facilities bear interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on SOFR and other variable interest rates.

Economic Conditions

While supply lead times have not fully returned to levels prior to the COVID-19 pandemic, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid, and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.
CREDIT RISK

Credit risk is the risk that the Registrants would incur a loss as a result of nonperformance by counterparties of their contractual obligations. The Registrants maintain credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. The Registrants have concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact the Registrants' overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, FE PA, JCP&L or PE defaults on its obligation, the affected company would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, it is expected that appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. The Registrants’ credit policies to manage credit risk include the use of an established credit approval process and daily credit mitigation provisions, such as margin, prepayment or collateral requirements. FirstEnergy and its subsidiaries, including JCP&L, may request additional credit assurance, in certain circumstances, in the event that the counterparties' (i) credit ratings fall below investment grade, (ii) tangible net worth falls below specified percentages, or (iii) exposures exceed an established credit limit.
OUTLOOK

INCOME TAXES

During 2025, FERC issued orders to a non-affiliate concluding that, based on certain previously issued IRS private letter rulings, certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FirstEnergy determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected as the remeasurement of excess deferred income taxes, and an increase in accumulated deferred income tax assets for ratemaking purposes, which will increase overall rate base. FirstEnergy made the appropriate updates in its annual formula rates for the impacted subsidiaries. See Note 6., “Taxes,” of the Combined Notes to Financial Statements of the Registrants. FirstEnergy will continue to evaluate whether regulatory filings are required in other jurisdictions to implement similar adjustments to NOL carryforward deferred tax assets for ratemaking purposes.

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

On September 30, 2025, the IRS issued additional guidance on the corporate AMT. While FirstEnergy continues to believe, more likely than not, it will be subject to corporate AMT, additional IRS guidance or revised U.S. Treasury regulations, which are expected to be issued in the future, as well as potential tax legislation or presidential executive orders could provide certain adjustments to regulated utilities in calculating corporate AMT, which may reduce or otherwise significantly change FirstEnergy’s AMT estimates or its conclusions as to whether it is an AMT payer. JCP&L is party to an intercompany income tax allocation agreement with FirstEnergy and, accordingly, may be allocated a share of any corporate AMT paid by the FirstEnergy consolidated tax group. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

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

The following table summarizes the key terms of state base rate orders in effect for the Electric Companies as of December 31, 2025:

Company	Rates Effective For Customers	Allowed Debt/Equity Capital Structure	Allowed ROE
CEI (1)	May 2009	51%/ 49%	10.5%
FE PA	January 2025	Settled(2)	Settled(2)
MP	March 2024	Settled(2)	9.8%
JCP&L	June 2024	48.1% / 51.9%	9.6%
OE (1)	January 2009	51% /49%	10.5%
PE (West Virginia)	March 2024	Settled(2)	9.8%
PE (Maryland)	October 2023	47% / 53%	9.5%
TE (1)	January 2009	51% / 49%	10.5%
(1) On November 19, 2025, the PUCO issued an order in the Ohio Companies’ base rate case that authorized a capital structure of 48.8% debt and 51.2% equity, and an ROE of 9.63%. New rates reflecting this order were not yet in effect as of December 31, 2025.
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

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Additionally, at the direction of the MDPSC, PE together with other Maryland utilities were required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE recovers EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Consistent with an MDPSC order dated December 29, 2022, phasing out the unamortized balances of EmPOWER Maryland investments, PE is required to expense 67% of its EmPOWER Maryland program costs in 2025, and 100% in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. Legislation which took effect on July 1, 2024 is expected to reduce the carrying costs on the EmPOWER Maryland unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER Maryland surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. On August 6, 2025, the Circuit Court for Washington County, Maryland issued an order granting PE’s petition, finding that the legislature may not change terms to apply retroactively to monies already expended. MDPSC and the Maryland Office of People’s Counsel have each appealed the decision. On November 14, 2025, the Appellate Court of Maryland issued an order denying the unopposed motion of the Attorney General of Maryland to Intervene without prejudice to the ability to file an amicus curiae brief, which the Attorney General filed on December 30, 2025. PE's response brief was filed on January 21, 2026.

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

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US LLC and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. On August 21, 2023, FERC approved JCP&L’s application, effective August 22, 2023.

On October 31, 2023, offshore wind developer, Orsted, announced plans to cease development of two offshore wind projects in New Jersey—Ocean Wind 1 and 2—having a combined planned capacity of 2,248 MWs. On January 30, 2025, and February 25, 2025, Shell New Energies US LLC and EDF Renewables North America respectively announced that each was exiting its Atlantic Shores partnership to construct wind energy off the shore of New Jersey. On June 4, 2025, Atlantic Shores filed a petition with the NJBPU, requesting consent to terminate its 1.5 GW offshore wind project. These cancellations are not expected to directly affect JCP&L’s awarded projects.

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

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that included JCP&L, NJBPU Staff and New Jersey Division of Rate Counsel, pursuant to which, among other things, JCP&L agreed to apply a temporary rate credit of $30.00 to each residential electric customer’s monthly bill in July and August 2025 that would be deferred in a regulatory asset and recovered with a charge of $10 applied to each residential bill from September 2025 through February 2026 to recover the amounts deferred, without carry charges, subject to a final reconciliation. As of December 31, 2025, JCP&L's regulatory asset associated with this temporary rate credit was approximately $20 million.

On August 13, 2025, the NJBPU issued an Order to Show Cause reviewing JCP&L’s 2024 Annual System Performance Report, which includes information regarding JCP&L’s systems level of electric service reliability performance during the prior calendar year. Failure to attain NJBPU’s minimum reliability levels may subject JCP&L to a penalty. The NJBPU order alleges JCP&L has failed to achieve minimum reliability levels for calendar years 2022, 2023, and 2024, and directed JCP&L to file an answer demonstrating why the NJBPU should not impose certain penalties upon JCP&L for such failure, which JCP&L filed on October 10, 2025. JCP&L is unable to predict the outcome or estimate the impact of this matter.

On January 14, 2026, the NJBPU issued an order authorizing JCP&L to modify its Lost Revenue Adjustment Mechanism rate rider in its tariff. The modification allows JCP&L to recover the revenue impact of sales losses of approximately $16 million (pre-tax) primarily resulting from the implementation of JCP&L’s Energy Efficiency and Conservation Plan during the one-year period from July 1, 2023, through June 30, 2024. The modification was effective February 1, 2026.

OHIO

Until the rates approved in the 2024 base rate case go into effect, the Ohio Companies will continue to operate under PUCO-approved base distribution rates that became effective in 2009. The Ohio Companies operated under ESP IV through May 31, 2024, which provided for the supply of power to non-shopping customers at a market-based price set through an auction process. From June 1, 2024, until January 31, 2025, the Ohio Companies operated under ESP V, as modified by the PUCO, and as further described below. On December 18, 2024, the PUCO approved the Ohio Companies’ notice to withdraw ESP V and approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. ESP IV, as modified, continues the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with an annual revenue cap of $390 million. In addition, ESP IV, as modified, includes: (1) continuation of a base distribution rate freeze until ESP VI becomes effective or the Ohio Companies’ obtain the PUCO’s staff agreement; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $6.39 million per year to: (a) fund energy conservation, economic development and job retention programs in the Ohio Companies’ service territories; and (b) establish fuel-funds in each of the Ohio Companies’ service territories to assist low-income customers.

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. ESP V, as modified by the PUCO, provided for, among other things, the continuation of existing riders related to purchased power, transmission and uncollectibles, the continuation of the DCR rider with proposed annual revenue cap increases until new base rates are established, the continuation of the AMI rider, and the addition of new riders for recovery of storm and vegetation management expenses. Many of the terms and conditions were to be reconsidered in the base rate case. The ESP V order additionally directed the Ohio Companies to file another base distribution rate case not later than May 31, 2028, contribute $32.5 million during the term of ESP V to fund low-income customer bill assistance programs and bill assistance for income-eligible senior citizens, and to develop an electric vehicle education program to assist customers in transitioning to electric vehicles which was recognized in the second quarter of 2024 within “Other operating expenses” at the Regulated Distribution segment and on FirstEnergy’s Consolidated Statements of Income. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider, with an annual revenue cap of $390 million, and denied the Ohio Companies’ request to continue ESP IV’s DCR rider revenue cap increases of $15 million per year. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. The PUCO also denied the Ohio Companies’ request to lift the base rate freeze in ESP IV, permitting the Ohio Companies’ pending base rate case to continue, but prohibiting new rates from going into effect until either the effective date of ESP VI, or the staff agrees that the freeze be lifted and new rates be implemented. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Ohio Supreme Court granted the Ohio Companies motion to intervene in the appeal. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the PUCO and the Ohio Companies, filed their briefs on August 26, 2025, to which OCC and NOAC replied on September 15, 2025.

On January 31, 2025, the Ohio Companies filed an application with the PUCO for ESP VI, for a term beginning on the date new base distribution rates from the pending base rate case go into effect, in an effort to align with the ongoing base distribution rate case, and continuing through May 31, 2028. ESP VI proposed to continue providing power to non-shopping customers at market-based prices set through an auction process, and proposed to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual reliability performance-based revenue cap increases of $37 million to $43 million, and an AMI rider for recovery of approved grid modernization investments. ESP VI additionally proposed riders to support continued maintenance of the distribution system, including recovery of vegetation management and storm restoration operations and maintenance expenses. In addition, ESP VI proposed energy efficiency programs for low-income customers, and included a commitment to spend $6.5 million annually over the ESP VI term, without recovery from customers, on initiatives to assist low-income customers, as well as education and incentives to help ensure customers have good experiences with electric vehicles. On May 15, 2025, the Ohio Governor signed HB 15, which repealed the statute authorizing ESPs in Ohio, effective August 14, 2025. On December 17, 2025, the PUCO dismissed the Ohio Companies’ application for ESP VI due to the repeal of the ESP statute.

On March 14, 2025, as directed by the PUCO in its December 18, 2024, order approving the Ohio Companies’ revised ESP IV tariffs, the Ohio Companies filed with the PUCO a request to commence their statutorily required quadrennial review of ESP IV and establish a proposed schedule. On July 10, 2025, the Ohio Companies withdrew the request for the PUCO to establish a procedural schedule following the May 15, 2025 signing by the Ohio Governor of HB 15 ending the statutory mandate to conduct the quadrennial review, effective August 14, 2025. The OCC filed its response to the Ohio Companies’ notice of withdrawal on July 25, 2025, to which the Ohio Companies replied on August 1, 2025. The matter remains pending before the PUCO.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing included a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies requested recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony and on July 31, 2024, filed an update with an adjusted net increase of base distribution revenues of approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. On December 18, 2024, the PUCO issued an order approving the Ohio Companies’ withdrawal of ESP V. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On January 27, 2025, the Ohio Companies notified the PUCO of their intention to update their application for an increase in base distribution rates to remove ESP V related provisions from the base rate case. On November 19, 2025, the PUCO issued an order in the rate case lifting the rate freeze and approving a net increase in base distribution revenues of the Ohio Companies of approximately $34 million, with a return on equity of 9.63% and a hypothetical capital structure of 48.8% debt and 51.2% equity for all three Ohio Companies, which reflects a roll-in of current riders such as DCR and AMI. The PUCO authorized continuance of Rider DCR with a cap increase commensurate with capital investments through January 31, 2025, and approved the Ohio Companies’ proposal to change pension and OPEB recovery to the delayed recognition method. Additionally, the order authorizes recovery of certain deferred costs for storm restoration, operations and maintenance, and energy efficiency programs. As a result of the order, the Ohio Companies recognized a $352 million pre-tax impairment charge related to future recovery disallowances of certain previously capitalized amounts. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025 base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On January 9, 2026, the Ohio Companies filed an expedited motion for ruling on the proposed compliance tariffs and on February 4, 2026, PUCO staff issued a letter recommending that most of the Ohio Companies’ proposed compliance tariffs be approved. The Ohio Companies cannot predict the outcome of the rehearing, but do not expect material changes to the November 2025 order.

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

In 2020, the four proceedings below were opened by the PUCO relating to HB 6. The matters, described in full below, were resolved pursuant to the terms of an order issued by the PUCO on January 7, 2026. The order, which adopted without modification the terms of the stipulation and recommendation filed with the PUCO by the Ohio Companies and fourteen intervenors on December 19, 2026, vacated the approximately $250 million in monetary penalties assessed by the PUCO in its order issued on November 19, 2025. Instead, the January 7, 2026 PUCO order directed the Ohio Companies to pay their customers, among other things, restitution and refunds totaling approximately $275 million ($213 million after-tax), of which, $25 million is recorded in "Other current liabilities" and approximately $250 million is recorded within "Regulatory Liabilities" on FirstEnergy's Consolidated Balance Sheets. The refunds will be paid out over three billing cycles beginning in February 2026 and the matters are now resolved:

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

•On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directed the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the DCR rider audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15,000. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On September 30, 2024, the third-party auditor’s report was filed. The audit examined 53 payments totaling approximately $75 million made in support of the passage of HB 6 and subsequent referendum efforts, and concluded that less than $5 million was allocated to the Ohio Companies. The audit report affirmed the Ohio Companies’ conclusion in its August 6, 2021 filing that a rate impact of less than $15,000 was charged to the Ohio Companies’ pole attachment customers associated with political and charitable spending in support of HB 6. On October 22, 2024, parties filed comments on the audit report, and on November 5, 2024, parties filed reply comments. On September 5, 2025, the administrative law judge set a procedural schedule, but stayed it on December 29, 2025.

•In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On September 10, 2024, the Ohio Companies filed testimony describing their compliance with Ohio corporate separation laws and the implementation of the recommendations made in the audit reports. On September 20, 2024, intervenors filed testimony recommending fines for alleged violations of the Ohio corporate separation requirements. Evidentiary hearings were held on October 9 and 10, 2024; the scope of the hearings excluded allegations involving activities related to the passage of HB 6 and the former PUCO chairman, which were later addressed in hearings held between June 10, 2025, and June 27, 2025, as further described below. Initial and reply briefs have been filed by the Ohio Companies, PUCO staff and the intervening parties.

•On September 3, 2024, the Ohio Companies filed an application to amend their corporate separation plan to incorporate certain recommendations from prior audit reports, which include, but are not limited to, improving controls for non-regulated competitive employees’ physical space and access to data, updating and implementing a process to annually review the cost allocation manual, developing state specific codes of conduct practices, and implementing additional training related to the cost allocation manual and the state codes of conduct. On October 23, 2024, the administrative law judge issued an entry suspending automatic approval of the amended corporate separation plan and establishing a procedural schedule.

•In connection with an ongoing annual audit of the Ohio Companies’ DCR rider for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through the DCR rider or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, and further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement. On November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit be consolidated with the already-consolidated DMR audit and the expanded DCR rider audit proceeding. Evidentiary hearings were held between June 10, 2025, and June 27, 2025. Initial and reply briefs were filed by the parties on July 21, 2025, and August 4, 2025, respectively.

See “Outlook - Other Legal Proceedings” in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

PENNSYLVANIA

FE PA has five rate districts in Pennsylvania – four that correspond to the territories previously serviced by ME, PN, Penn, and WP and one rate district that corresponds to WP’s service provided to The Pennsylvania State University. The rate districts created by the PA Consolidation will not reach full rate unity until the earlier of 2033 or the conclusion of three base rate cases filed after January 1, 2025. FE PA operates under rates approved by the PPUC, effective as of January 1, 2025. FE PA operates under a DSP through the May 31, 2027 delivery period, which provides for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service.

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

On November 26, 2025, FE PA submitted a petition for approval of its Phase V Energy Efficiency and Conservation Plan, which includes energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.01% MW, and energy consumption reduction targets, as a percentage of FE PA’s historic 2009 to 2010 reference load, at 2.00% MWh. The proposed plan includes cost recovery of approximately $390 million to be recovered through its Phase V Energy Efficiency and Conservation Charge Rider and runs for a five-year period beginning June 1, 2026, through May 31, 2031. Hearings were held on January 29, 2026. The parties have reached a full settlement in principle and expect to file with the PPUC a Joint Petition for Complete Settlement on or before February 19, 2026. An order is expected from the PPUC in the first quarter of 2026.

On February 3, 2026, FE PA filed a proposed DSP for provision of generation for the June 1, 2027 through May 31, 2031 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. Under the 2027-2031 DSP, supply would be provided through a mix of 12, 24, and in the case of residential customers, 60-month energy contracts, as well as spot market purchases for industrial customers. A final order is expected from the PPUC by November 2026.

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

On April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, a tariff to offer solar power on a voluntary basis to West Virginia customers and requiring MP and PE to subscribe at least 85% of the planned 50 MWs of solar generation before seeking approval for surcharge cost recovery. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved solar power tariff. On April 24, 2023, MP and PE sought approval for surcharge cost recovery from the WVPSC for three of the five solar sites, representing 30 MWs of generation. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites. The surcharge went into effect January 1, 2024. Two of the five solar generation sites went into service in 2024, with the third in April 2025. On December 4, 2024, MP and PE submitted for approval a settlement agreement to increase its solar surcharge rate. The WVPSC approved the settlement without modification on December 27, 2024, and new rates went into effect on January 1, 2025. In November 2025, MP and PE submitted a settlement agreement to the WVPSC seeking approval to adjust the solar surcharge rate, which was approved without modification on January 15, 2026. Pursuant to the settlement agreement, a modest decrease in the solar surcharge rate became effective January 15, 2026.

On August 29, 2025, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates by approximately $14 million, proposed to be effective January 1, 2026, which represents a 0.8% increase of total revenues. The proposed increase is driven primarily by an under-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. On December 12, 2025, the parties filed a settlement agreement with the WVPSC, which was approved in full without modification on December 23, 2025.

On August 29, 2025, MP and PE filed with the WVPSC their biennial review of their vegetation management program and surcharge. MP and PE have proposed an approximate $3.2 million decrease in the surcharge rates due to an over-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. The WVPSC held a hearing regarding rate matters on December 15, 2025. An order from the WVPSC is expected by the end of first quarter 2026.

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases, and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031. On November 26, 2025, the WVPSC issued a procedural order setting a hearing in May 2026.

On February 13, 2026, MP and PE filed a CPCN to construct and operate a 1,200 MW combined cycle gas turbine plant and 70 MWs of solar generation capacity for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as to transition to recovery in base rates once the projects are placed in-service and approved through a base rate case. An order is expected from the WVPSC in the second half of 2026. See “Outlook - Environmental Matters - Clean Water Act" in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional details on the EPA's ELG.

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

The following table summarizes the key terms of FERC rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities as of December 31, 2025:

Company	Allowed Debt/Equity Capital Structure	Allowed ROE
ATSI	Actual (13-month average)	9.88%(1)
JCP&L	Actual (13-month average)	10.2%
MP	Lower of Actual (13-month average) or 56% equity	10.45%
PE	Lower of Actual (13-month average) or 56% equity	10.45%
KATCo(2)	49.3% equity(3)	10.45%
MAIT	Lower of Actual (13-month average) or 60% equity	10.3%
TrAIL	Actual (year-end)	12.7%(4) / 11.7%(5)
(1) Reflects a 0.5% reduction to the 10.38% approved ROE due to the January 2025 Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership (see Transmission ROE Incentive).
(2) On January 1, 2024, WP transferred certain of its Pennsylvania-based transmission assets to KATCo.
(3) Capital structure will convert to an actual (13-month average) in January 2027.
(4) TrAIL the Line and Black Oak Static Var Compensator.
(5) All other projects.

FERC regulates the sale of power for resale in interstate commerce in part by granting authority to public utilities to sell wholesale power at market-based rates upon showing that the seller cannot exert market power in generation or transmission or erect barriers to entry into markets. The Electric Companies and AE Supply each have the necessary authorization from FERC to sell their wholesale power, if any, in interstate commerce at market-based rates, although in the case of the Electric Companies major wholesale purchases remain subject to review and regulation by the relevant state commissions. The Electric Companies and AE Supply are required to renew their respective authorizations every three years, and on December 16, 2025, the companies filed applications for the next renewal period.

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

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates and a since terminated fuel consulting contract, were being referred to other offices within FERC for further review. On July 5, 2024, and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024, and January 13, 2025, the FERC Office of Enforcement issued further data requests related to the classification and recovery of a since terminated fuel consulting contract, to which FirstEnergy responded. The FERC Office of Enforcement took no action with respect to the referred matters, and on December 23, 2025, FERC staff notified FirstEnergy that the audit is concluded.

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings.

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

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100 kV or higher; (ii) appoint “independent transmission monitors” to conduct such planning; and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy, together with the PJM transmission owners, filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FirstEnergy is unable to predict the outcome or estimate the impact that this complaint may have on its Transmission Companies, however, whether this lawsuit moves forward could have a material impact on FirstEnergy and its transmission capital investment strategy.

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome, which FERC denied on February 2, 2026. The complainants asserted that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid; and (ii) would be constructed with different routing than as originally proposed. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

Valley Link Formula Transmission Rate

On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 13, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. The most recent settlement conference was held on December 9, 2025, at which the parties agreed to a procedural schedule to govern the next phase of the settlement process. The capital structure incentive and the other open rate design matters are being addressed in the confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 RTEP Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which, was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

PJM Capacity Market Reforms

On January 16, 2026, the Trump administration and the governors of all thirteen PJM states released a Statement of Principles Regarding PJM. This Statement of Principles is designed to, among other things, increase capacity available in the PJM market. PJM is seeking input from its stakeholders on matters related to the Statement of Principles, including: (1) proposals for a backstop capacity auction, price (cap), term, and quantity; (2) on whether to extend the existing capacity auction price collar; and (3) accelerating large load interconnections bringing their own generation. FirstEnergy is participating in the stakeholder processes that are described in the Statement of Principles, including by submitting a letter on January 30, 2026, in response to PJM’s request for input on the question of whether to extend the existing capacity auction price collar. In the letter, FirstEnergy supported extending the price collar but noted that PJM may wish to lower costs to customers by lowering the price collar through administrative or other mechanisms.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including “Artificial Intelligence” data centers and “hybrid” data center/electric generation facilities. The Energy Secretary advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads, and that these large loads should have the option for building such network transmission upgrades. The Energy Secretary requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the Energy Secretary’s directive for comment, and subsequently established November 21, 2025 as the deadline for initial comments and December 5, 2025 as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments on the established deadlines. FirstEnergy is unable to predict the outcome of this rulemaking procedure. To the extent the new regulations do not permit transmission utilities to fully recover costs associated with transmission network upgrades required to serve new large loads, our strategy of investing in transmission could be adversely affected.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between electric generation facilities located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. On July 28, 2015, the D.C. Circuit ordered the EPA to reconsider the CSAPR caps on NOx and SO2 emissions from electric generation facilities in 13 states, including West Virginia. This followed the 2014 Supreme Court of the U.S. ruling generally upholding the EPA’s regulatory approach under CSAPR but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR Update on September 7, 2016, reducing summertime NOx emissions from electric generation facilities in 22 states in the eastern U.S., including West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR Update to the D.C. Circuit in November and December 2016. On September 13, 2019, the D.C. Circuit remanded the CSAPR Update to the EPA citing that the rule did not eliminate upwind states’ significant contributions to downwind states’ air quality attainment requirements within applicable attainment deadlines.

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, the 4th Circuit granted West Virginia an interim stay of the disapproval of its SIP and on January 10, 2024, after a hearing held on October 27, 2023, granted a full stay which precludes the Good Neighbor Plan from going into effect in West Virginia. In addition to West Virginia, certain other states, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, separately filed petitions for review and motions to stay the Good Neighbor Plan itself at the D.C. Circuit. On September 25, 2023, the D.C. Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the Supreme Court of the U.S. Oral argument was heard on February 21, 2024. On June 27, 2024, the Supreme Court of the U.S. granted a stay of the Good Neighbor Plan pending disposition of the petition for review in the D.C. Circuit. On February 6, 2025, the EPA filed a motion at the D.C. Circuit to hold the proceedings in abeyance for 60 days to allow the EPA time to familiarize itself with the Good Neighbor Plan and in particular, time to brief the new administration about these consolidated petitions and the underlying Rule to allow them to decide what action, if any, is necessary. On March 10, 2025, the EPA filed a motion for remand with the D.C. Circuit identifying issues with the Good Neighbor Plan that make reconsideration appropriate. The D.C. Circuit granted the motion for remand and cancelled oral argument. Consistent with its March 12, 2025 announcement, the EPA intends to undertake reconsideration of the rule and complete any new rulemaking by the fourth quarter of 2026. On January 27, 2026, the EPA proposed phase 1 of its reconsideration of the rule applicable to eight states outside of FirstEnergy’s service area. FirstEnergy will continue to monitor any further actions by the EPA for any potential impact to its business and results of operations.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” known as the 2009 Endangerment Finding, concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generation facilities. The 2009 Endangerment Finding is the basis of the EPA’s authority to regulate GHG emissions under the CAA.

In January 2025, Executive Order 14514 was issued and, among other deregulatory actions, directed the EPA Administrator to make recommendations on the “legality and continuing applicability” of the EPA’s 2009 Endangerment Finding, which forms the basis for the EPA's GHG regulations. On March 12, 2025, the EPA announced a series of planned deregulatory actions that it would be taking related to such executive order, including reconsideration of the regulations to limit power plant GHG emissions. On July 29, 2025, the EPA announced a proposal to rescind its 2009 Endangerment Finding. On February 12, 2026, the EPA issued a final rule rescinding its 2009 Endangerment Finding, thereby eliminating the basis for much of the EPA’s regulation of GHG emissions. However, depending on the outcome of any appeals and any future EPA actions, compliance with the GHG emissions limits could require additional capital expenditures or changes in operation at the Fort Martin and Harrison power stations.

On May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. On April 25, 2024, the EPA issued a final rule, which we refer to as the GHG rule, that imposed stringent GHG emissions limitations based on fuel type and unit retirement date. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. The D.C. Circuit subsequently granted a motion from the EPA placing the litigation in abeyance until further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal the GHG rule. The EPA is expected to issue a final rule repealing all or portions of the GHG rule in February 2026.

At the state level, there are several initiatives to reduce GHG emissions. Certain northeastern states are participating in the Regional Greenhouse Gas Initiative and western states, including California, have implemented programs to control emissions of certain GHGs and enhance public disclosures relating to the same. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

FirstEnergy has pledged to achieve carbon neutrality by 2050 with respect to GHGs within FirstEnergy’s direct operational control (known as Scope 1 emissions). FirstEnergy’s ability to achieve its GHG reduction goal is subject to its ability to make operational changes and is conditioned upon numerous risks, many of which are outside of its control. With respect to FirstEnergy’s coal-fired facilities in West Virginia, which serve as the primary source of its Scope 1 emissions, it has identified that the end of the useful life date is 2035 for Fort Martin and 2040 for Harrison. MP filed its 10-year integrated resource plan with the WVPSC on October 1, 2025, which highlighted, among other things, the need for new dispatchable generation in West Virginia. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If FirstEnergy is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s financial condition, results of operations, and cash flow. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

FirstEnergy continues to monitor climate change policies at both the federal and state level. Based on the EPA’s final rule rescinding the 2009 Endangerment Filing and other anticipated rulemaking, we may experience a reduction in GHG reporting and other regulatory obligations at the federal level over the near term. Multiple lawsuits opposing the EPA’s rescission were filed after it was finalized and the legal conflict is expected to be extensive. In light of the pending legal challenges, FirstEnergy is unable to predict the impact on its business and operations.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits were renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025, for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired electric generation facilities that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Group filed a motion to stay the rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions and motions for stay have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. On October 10, 2024, the U.S. Court of Appeals for the Eighth Circuit denied the motions for stay. Depending on the outcome of appeals and the EPA’s review, compliance with the 2024 ELG rule could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. On February 19, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the U.S. Court of Appeals for the Eighth Circuit, seeking to hold the litigation in abeyance for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 28, 2025, U.S. Court of Appeals for the Eighth Circuit granted the EPA’s motion. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the 2024 ELG rule. On December 31, 2025, the EPA published a final ELG Deadline Extensions Rule extending certain compliance deadlines included in the 2024 ELG Rule by five years.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generation facilities. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. During 2024, as a result of the evaluation of closure options for McElroy’s Run CCR impoundment facility and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025 with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the twelve months ended December 31, 2025, AE Supply made $46 million of cash payments to the escrow account.

On May 8, 2024, the EPA issued the legacy CCR rule, which finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments. The rule extends 2015 CCR

Rule requirements for groundwater monitoring and protection, operational and reporting procedures as well as closure requirements to impoundments and landfills that were not originally included for coverage by the 2015 CCR Rule. Furthermore, the EPA’s interpretations of the EPA CCR regulations continue to evolve through enforcement and other regulatory actions. FirstEnergy is currently assessing the potential impacts of the final rule, including a review of additional sites to which the new rule might be applicable. On February 13, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the D.C. Circuit, seeking to hold the litigation, which was filed on August 8, 2024, by the Utility Solid Waste Act Group with FE as a member, in abeyance for a period of 120 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed, which the D.C. Circuit granted. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the final legacy CCR rule. FirstEnergy continues to monitor the EPA’s actions related to CCR regulations; however, the ultimate impact is unknown at this time and is subject to the outcome of the litigation and any future state regulatory actions. Depending on the outcome of appeals and the EPA’s rule, compliance with the final legacy CCR rule could require remedial actions, including removal of coal ash. See Note 9., “Asset Retirement Obligations,” of the Combined Notes to Financial Statements of the Registrants above for a description of the $139 million increase to its ARO that FirstEnergy recorded during 2024 as a result of its analysis and reduced in the fourth quarter of 2025 based on the completion of engineering studies and field analysis of certain sites. JCP&L did not have any potential legacy CCR disposal sites that were applicable to the 2024 legacy CCR rules. During the fourth quarter of 2025, FirstEnergy completed engineering studies and field analysis for certain of its legacy CCR disposal sites and determined that certain of those sites did not meet criteria to be applicable to the CCR rules. As a result, during the fourth quarter of 2025, FirstEnergy recorded a $49 million decrease to its ARO.

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of December 31, 2025, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $97 million have been accrued through December 31, 2025, of which approximately $70 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020, and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the Sixth Circuit seeking to appeal that order. On August 13, 2025, the Sixth Circuit vacated the S.D. Ohio’s order granting class certification. On November 6, 2025, the S.D. Ohio held oral argument to further consider class certification in light of the Sixth Circuit’s decision. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. and Brighthouse Funds II – MFS Value Portfolio, et al. v. FirstEnergy Corp., et al. (S.D. Ohio); on December 17, 2021 and February 21, 2022, purported stockholders of FE filed complaints against FE, certain current and former officers, and certain then-current and former officers of Energy Harbor Corp. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seek the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur losses in connection with the resolution of these lawsuits. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

The outcome of any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ reputation, business, financial condition, results of operations, liquidity, and cash flows.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to the Registrants’ normal business operations pending against them or their subsidiaries. The loss or range of loss in these matters is not expected to be material to the Registrants. The other potentially material items not otherwise discussed above are described under Note 13., “Regulatory Matters” of the Combined Notes to Financial Statements of the Registrants.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Registrants prepare financial statements in accordance with GAAP. Application of these principles often requires a high degree of judgment, estimates and assumptions that affect financial results. The Registrants' accounting policies require significant judgment regarding estimates and assumptions underlying the amounts included in the financial statements. Additional information regarding the application of accounting policies is included in the Combined Notes to Financial Statements of the Registrants.

Loss Contingencies

The Registrants are involved in a number of investigations, litigation, regulatory audits, arbitration, mediation, and similar proceedings. The Registrants regularly assess their liabilities and contingencies in connection with asserted or potential matters and establish reserves when appropriate. In the preparation of the financial statements, the Registrants make judgment regarding the future outcome of contingent events based on currently available information and accrue liabilities when they conclude that it is probable that they have an obligation for such costs and can reasonably estimate the amount of such costs. In cases where the Registrants determine that it is not probable, but reasonably possible that they have a material obligation, such obligations are disclosed and the possible loss or range of loss if such estimate can be made. Circumstances change over time and actual results may vary significantly from estimates. See Note 13., “Regulatory Matters” and Note 14., “Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants for additional information.

Revenue Recognition

The accounting treatment for revenue recognition is based on the nature of the underlying transaction and applicable authoritative guidance. The Registrants account for revenue from contracts with customers under ASC 606, “Revenue from Contracts with Customers.” Revenue from financial instruments, derivatives, late payment charges and other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP.

Contracts with Customers

The Registrants follow the accrual method of accounting for revenues, recognizing revenue for electricity that has been delivered to customers but not yet billed through the end of the accounting period. The determination of electricity sales to individual customers for the Electric Companies is based on meter readings, which occur on a systematic basis throughout the month. At the end of each month, electricity delivered to customers since the last meter reading is estimated and a corresponding accrual for unbilled sales is recognized. The determination of unbilled sales and revenues requires management to make estimates regarding electricity available for retail load, transmission and distribution line losses, demand by customer class, applicable billing demands, weather-related impacts, number of days unbilled and tariff rates in effect within each customer class.

The Registrants' transmission revenues are primarily derived from forward-looking formula rates. Forward-looking formula rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

The Registrants have elected the optional invoice practical expedient for most of their revenues and the Registrants utilize the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations. See Note 2., "Revenue," of the Combined Notes to Financial Statements of the Registrants for additional information.

Regulatory Accounting

The Registrants are subject to regulation that sets the prices (rates) they are permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows.

The Registrants review the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, the Registrants will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, the Registrants will write off that regulatory asset as a charge against earnings. The Registrants consider the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next year's recovery and, as such, net regulatory assets and liabilities are presented in the noncurrent section on the Registrants' Balance Sheets. See Note 13., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional information.

Pension and OPEB Accounting
FirstEnergy provides qualified benefit plans (the FirstEnergy Master Pension Plan and the FirstEnergy Welfare Plan) that cover substantially all employees and non-qualified defined benefit plans that cover certain employees, including employees of JCP&L.

The retirement plans provide defined benefits based on years of service and compensation levels. Under the cash balance formula of the FirstEnergy Master Pension Plan (for employees hired on or after January 1, 2014), FirstEnergy makes contributions on behalf of eligible employees based on a pay credit and an interest credit. In addition, FirstEnergy provides a minimum amount of noncontributory life insurance to retired employees. Health care benefits, which include certain employee contributions, deductibles and co-payments, are also available upon retirement to certain employees, their dependents and, under certain circumstances, their survivors.
FirstEnergy’s pension and OPEB plans are neither multiemployer nor multiple-employer plans. JCP&L recognizes its allocated portion of the expected cost of providing pension and OPEB to employees and their beneficiaries and covered dependents from the time employees are hired until they become eligible to receive those benefits. JCP&L also recognizes its allocated portion of obligations to former or inactive employees after employment, but before retirement, for disability-related benefits.

Discount Rate - In selecting an assumed discount rate, FirstEnergy considers currently available rates of return on high-quality fixed income investments expected to be available during the period to maturity of the pension and OPEB obligations. FirstEnergy utilizes a full yield curve approach in the estimation of the service and interest components of net periodic benefit costs for pension and OPEB by applying specific spot rates along the full yield curve to the relevant projected cash flows.

Expected Return on Plan Assets - The expected return on pension and OPEB assets is based on input from investment consultants, including the trusts’ asset allocation targets, the historical performance of risk-based and fixed income securities and other factors. The gains or losses generated as a result of the difference between expected and actual returns on plan assets is recognized as a pension and OPEB mark-to-market adjustment in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement. The expected return on pension and OPEB assets for 2026 is 8.0% and 7.0%, respectively.

Mortality Rates - The mortality assumption is composed of a base table that represents the current expectation of life expectancy of the population adjusted by an improvement scale that attempts to anticipate future improvements in life expectancy. The Pri-2012 mortality table with projection scale MP-2021, actuarially adjusted to reflect increased mortality due to the ongoing impact of COVID-19, was utilized to determine the 2026 benefit cost and obligation as of December 31, 2025, for FirstEnergy's pension and OPEB plans. The MP-2021 scale was published in 2021 by the Society of Actuaries.

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

The following table reflects the pre-tax portion of pension and OPEB costs that were charged (credited) to expense, including pension and OPEB mark-to-market adjustments and special termination benefits, net of amounts capitalized, in the years ended December 31, 2025, 2024, and 2023:

Net Periodic Benefit Costs (Credits)	2025	2024	2023
	(In millions)
Pension	$(257)	$5	$57
OPEB	(40)	(59)	(40)
Total	$(297)	$(54)	$17
The annual pre-tax pension and OPEB mark-to-market adjustment (gains) or losses, for the years ended December 31, 2025, 2024, and 2023, were $(253) million, $22 million and $78 million, respectively.

FirstEnergy expects its 2026 pre-tax net periodic credit, prior to amounts capitalized and excluding any potential mark-to-market adjustments, to be approximately less than $1 million based upon the following assumptions:

Assumption	Pension	OPEB
Effective rate for interest on benefit obligations	4.96%	4.74%
Effective rate for service costs	5.95%	6.16%
Effective rate for interest on service costs	5.43%	5.90%
Expected return on plan assets	8.00%	7.00%
Rate of compensation increase	4.30%	N/A

The approximate effects on 2026 pension and OPEB net periodic benefit costs and the 2025 benefit obligation from changes in key assumptions are as follows:

Approximate Effect on 2026 Net Periodic Benefit Costs from Changes in Key Assumptions

Assumption	Change	Pension	OPEB	Total
		(In millions)
Discount rate	Change by 0.25%(1)	$192	$7	$199
Expected return on plan assets	Change by 0.25%	$14	$2	$16
Health care trend rate	Change by 1.0%	N/A	$10	$10

(1)Assumes a parallel shift in yield curve.

Approximate Effect on December 31, 2025 Benefit Obligation from Changes in Key Assumptions

Assumption	Change	Pension	OPEB	Total
		(In millions)
Discount rate	Change by 0.25%(1)	$194	$8	$202
Health care trend rate	Change by 1.0%	N/A	$10	$10
(1)Assumes a parallel shift in yield curve.

See Note 4., "Pension and Other Postemployment Benefits," of the Combined Notes to Financial Statements of the Registrants for additional information.

Income Taxes

Judgment and the use of estimates are required in developing the provision for income taxes, including reserve amounts for uncertain tax positions and reporting of tax-related assets and liabilities. The Registrants are required to make judgments regarding the interpretation of tax laws and associated regulations and the potential tax effects of various transactions and results of operations in order to estimate their obligations to taxing authorities.

The Registrants record income taxes in accordance with the liability method of accounting. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for tax purposes. Investment tax credits, which were deferred when utilized, are being amortized over the recovery period of the related property. Deferred income tax liabilities related to temporary tax and accounting basis differences and tax credit carryforward items are recognized at the statutory income tax rates in effect when the liabilities are expected to be paid. Deferred tax assets are recognized based on income tax rates expected to be in effect when they are settled.

The Registrants account for uncertainty in income taxes in their financial statements using a benefit recognition model with a two-step approach, a more-likely-than-not recognition criterion and a measurement attribute that measures the position as the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Registrants recognize interest expense or income related to uncertain tax positions by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken, or expected to be taken, on the tax return.

Actual income taxes could vary from estimated amounts due to the future impacts of various items, including future changes in income tax laws, or new regulations or guidance, forecasted results of operations, failure to successfully implement tax planning strategies, as well as results of audits and examinations of filed tax returns by taxing authorities.

See Note 6., "Taxes," of the Combined Notes to Financial Statements of the Registrants for additional information on income taxes.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants for a discussion of new accounting pronouncements.

JERSEY CENTRAL POWER & LIGHT COMPANY
MANAGEMENT’S NARRATIVE DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS

This Form 10-K discusses JCP&L's 2025 and 2024 results and year-over-year comparisons between 2025 and 2024. Discussions of 2023 results and year-over-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in JCP&L's Form S-4 filed with the SEC on April 1, 2025.

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

JCP&L's Distribution segment, representing $3.7 billion in rate base as of December 31, 2025, distributes electricity to approximately 1.2 million customers in New Jersey across its distribution footprint. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs.

JCP&L's Transmission segment, representing $1.4 billion in rate base as of December 31, 2025, includes transmission infrastructure owned and operated by JCP&L that is used to transmit electricity. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which are subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on JCP&L’s transmission facilities.

For additional information with respect to JCP&L, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: Executive Summary and Recent Developments, Regulatory Assets and Liabilities, Capital Resources and Liquidity, Guarantees and Other Assurances, Market Risk Information, Credit Risk, Outlook, Critical Accounting Policies and Estimates and New Accounting Pronouncements.

As discussed, in Note 1.,"Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants, during the fourth quarter of 2025, JCP&L identified an error in the recording of certain expenses for smart meter cost of removal associated with the deployment of its AMI program, resulting in an understatement of expense on the Statements of Income and Comprehensive Income and Regulatory assets/liabilities on the Balance Sheets since 2023. JCP&L evaluated the error, and the specific impact on each affected prior period was not material, however, as a result of the cumulative impact, JCP&L determined it should revise previously issued financial statements to correct the error and in doing so also corrected other immaterial errors. These adjustments have been reflected in this Form 10-K for JCP&L.

JCP&L Summary of Results of Operations — 2025 Compared with 2024
Financial results for JCP&L's business segments for the years ended December 31, 2025 and 2024, were as follows:

2025 Financial Results			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$2,554	$259	$(175)	$2,638

Operating Expenses:
Purchased power	1,402	—	—	1,402
Other operating expenses	791	64	(175)	680
Provision for depreciation	209	54	—	263
Deferral of regulatory assets, net	(134)	—	—	(134)
General taxes	21	2	—	23
Total operating expenses	2,289	120	(175)	2,234

Other Income (Expense):
Miscellaneous income (expense), net	50	(1)	—	49
Pension and OPEB mark-to-market adjustment	51	4	—	55
Interest expense - non-affiliates	(98)	(34)	—	(132)
Interest expense - affiliates	(6)	—	—	(6)
Capitalized financing costs	13	30	—	43
Total other income (expense)	10	(1)	—	9

Income taxes	71	36	—	107

Net Income	$204	$102	$—	$306

2024 Financial Results (1)			Reconciling
(In millions)	Distribution	Transmission	Adjustments	JCP&L

Revenues	$2,225	$242	$(152)	$2,315

Operating Expenses:
Purchased power	1,155	—	—	1,155
Other operating expenses	745	61	(152)	654
Provision for depreciation	203	46	—	249
Deferral of regulatory assets, net	(124)	—	—	(124)
General taxes	20	1	—	21
Total operating expenses	1,999	108	(152)	1,955

Other Income (Expense):
Miscellaneous income (expense), net	44	(10)	—	34
Pension and OPEB mark-to-market adjustment	22	2	—	24
Interest expense - non-affiliates	(75)	(22)	—	(97)
Interest expense - affiliates	(20)	—	—	(20)
Capitalized financing costs	9	19	—	28
Total other expense	(20)	(11)	—	(31)

Income taxes	52	35	—	87

Net Income	$154	$88	$—	$242
(1) Previously issued 2024 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

Changes Between 2025 and 2024 Financial Results			Reconciling
Increase (Decrease)	Distribution	Transmission	Adjustments	JCP&L
	(In millions)
Revenues	$329	$17	$(23)	$323

Operating Expenses:
Purchased power	247	—	—	247
Other operating expenses	46	3	(23)	26
Provision for depreciation	6	8	—	14
Deferral of regulatory assets, net	(10)	—	—	(10)
General taxes	1	1	—	2
Total operating expenses	290	12	(23)	279

Other Income (Expense):
Miscellaneous income (expense), net	6	9	—	15
Pension and OPEB mark-to-market adjustment	29	2	—	31
Interest expense - non-affiliates	(23)	(12)	—	(35)
Interest expense - affiliates	14	—	—	14
Capitalized financing costs	4	11	—	15
Total other income (expense)	30	10	—	40

Income taxes	19	1	—	20

Net Income	$50	$14	$—	$64

JCP&L’s Distribution Segment - 2025 compared with 2024

Net income increased $50 million in 2025, as compared to 2024, primarily due to higher revenues from the implementation of the base rate case in February 2024, the absence of a $53 million charge in connection with the base rate case settlement agreement, as further discussed below, higher customer usage and demand, higher pension and OPEB mark-to-market adjustments and higher rider revenues associated with regulated investment programs, partially offset by higher operating expenses.

Revenues

The $329 million increase in total revenues resulted from the following sources:

	For the Years Ended December 31,
Revenues by Type of Service	2025	2024	Increase / (Decrease)
	(In millions)
Distribution services	$1,150	$1,105	$45

Generation sales:
Retail	1,380	1,092	288
Wholesale	6	6	—
Total generation sales	1,386	1,098	288

Other	18	22	(4)
Total Revenues	$2,554	$2,225	$329

Distribution services revenue increased $45 million in 2025, as compared to 2024, primarily due to higher revenues from the implementation of the base rate case in February 2024, higher customer usage and demand, and higher rider revenues associated with certain regulated investment programs.

Generation sales revenues increased $288 million in 2025, as compared to 2024, primarily due to higher non-shopping generation auction rates. Retail generation sales have no material impact to earnings.

Operating Expenses

Total operating expenses increased $290 million primarily due to:
•Purchased power costs, which have no material impact to earnings, increased $247 million in 2025, as compared to 2024, primarily due to higher unit costs.

•Other operating expenses increased $46 million in 2025, as compared to 2024, primarily due to:

•Higher uncollectible expenses of $4 million, which were deferred for future recovery;
•Higher storm restoration expenses of $14 million, which were mostly deferred for future recovery.
•Higher energy efficiency and other state mandated program costs of $39 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher other operating expenses of $51 million, primarily due to severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025, higher employee benefit costs, and higher material and contractor spend, partially offset by increased construction support and lower maintenance work.

The increase was partially offset by:

•The absence of a $53 million pre-tax charge at JCP&L in the first quarter 2024 associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the base rate case settlement agreement, to be disallowed from future recovery; and
•The absence of a $9 million impairment related to the Akron general office in the third quarter of 2024.

•Depreciation expense increased $6 million in 2025, as compared to 2024, primarily due to a higher asset base.

•Deferral of regulatory assets, net increased $10 million in 2025, as compared to 2024, primarily due to a $27 million increase from higher deferral of storm related expenses, including the absence of the approval in the first quarter of 2024 to recover $11 million in previously incurred storm costs and a $6 million net increase in other deferrals, partially offset by a $20 million decrease due to the absence of the amortization of a regulatory liability related to customer refunds in 2024 and a $3 million net decrease from lower generation and transmission deferrals.

Other Expenses

Total other expenses decreased $30 million in 2025, as compared to 2024, primarily due to higher pension and OPEB mark-to-market adjustments, lower interest on short-term borrowings and higher capitalized interest, partially offset by long-term debt issuances since 2024.

Income Taxes

The Distribution segment's effective tax rate was 25.8% and 25.2% for 2025 and 2024, respectively.

JCP&L’s Transmission Segment - 2025 compared with 2024

Net income increased $14 million in 2025, as compared to 2024, primarily due to higher revenues from regulated transmission investments that increased rate base, higher capitalized financing costs and the absence of a non-recoverable charge related to an abandoned transmission project in the second quarter 2024.

Revenues

Transmission revenue increased $17 million in 2025, as compared to 2024, primarily due to higher revenues from regulated transmission investments that increased rate base and higher recovery of transmission operating expenses.

Operating Expenses

Total operating expenses increased $12 million in 2025, as compared to 2024, primarily due to higher depreciation, higher operating and maintenance expenses, and higher property tax expenses from a higher asset base. Nearly all operating expenses are recovered through formula rates, resulting in no material impact on current period earnings.

Other Expenses

Total other expenses decreased $10 million in 2025, as compared to 2024, primarily due to higher capitalized financing costs and the absence of a non-recoverable charge related to an abandoned transmission project in the second quarter 2024, partially offset by higher interest expenses on new long-term debt issuances.

Income Taxes

The Transmission segment's effective tax rate was 26.1% and 28.5% for 2025 and 2024, respectively. The decrease in the effective tax rate was primarily due to an increase in the tax benefit from AFUDC equity flow-through.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required by Item 7A. relating to market risk is set forth in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and supplementary data of FirstEnergy required in this item are set forth beginning on page 90.

The financial statements and supplementary data of JCP&L required in this item are set forth beginning on page 96.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of FirstEnergy Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of FirstEnergy Corp. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Accounting for the Effects of Rate Regulation

As described in Note 1 to the consolidated financial statements, the Company is subject to regulation that sets the prices (rates) it is permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows. Management reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. As of December 31, 2025, there were $829 million of regulatory assets and $1,185 million of regulatory liabilities.

The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities.

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
February 18, 2026

We have served as the Company’s auditor since 2002.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of Jersey Central Power & Light Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Jersey Central Power & Light Company (the "Company") as of December 31, 2025 and 2024, and the related statements of income and comprehensive income, of common stockholder’s equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Effects of Rate Regulation

As described in Note 1 to the financial statements, the Company is subject to regulation that sets the prices (rates) it is permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows. Management reviews the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, management will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. As of December 31, 2025, there were $515 million of regulatory assets, net.

The principal considerations for our determination that performing procedures relating to accounting for the effects of rate regulation is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to the recovery of regulatory assets and the settlement of regulatory liabilities.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining the Company’s correspondence with regulators, (ii) evaluating the reasonableness of management’s assessment regarding regulatory guidance, proceedings, and legislation and the related accounting implications, and (iii) testing, on a sample basis, the regulatory assets and liabilities by considering the provisions outlined in rate orders and other correspondence with regulators.

/s/ PricewaterhouseCoopers LLP
Cleveland, Ohio
February 18, 2026

We have served as the Company’s auditor since 2002.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
(In millions, except per share amounts)	2025	2024	2023

REVENUES:
Distribution services and retail generation	$12,189	$10,976	$10,405
Transmission	2,311	2,148	2,049
Other	590	348	416
Total revenues(1)	15,090	13,472	12,870

OPERATING EXPENSES:
Fuel	652	464	538
Purchased power	4,583	3,912	4,108
Other operating expenses	4,122	4,044	3,579
Provision for depreciation	1,664	1,581	1,461
Deferral of regulatory assets, net	(109)	(231)	(261)
General taxes	1,345	1,212	1,164
Ohio settlement charges (Note 13.)	275	—	—
Impairment of assets (Note 1.)	352	115	15
Total operating expenses	12,884	11,097	10,604

OPERATING INCOME	2,206	2,375	2,266

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 11.)	(24)	(85)	(36)
Equity method investment earnings, net (Note 1.)	—	58	175
Miscellaneous income, net	156	189	164
Pension and OPEB mark-to-market adjustments (Note 4.)	253	(22)	(78)
Interest expense	(1,217)	(1,144)	(1,124)
Capitalized financing costs	185	133	97
Total other expense	(647)	(871)	(802)

INCOME BEFORE INCOME TAXES	1,559	1,504	1,464

INCOME TAXES	288	377	267

INCOME FROM CONTINUING OPERATIONS	1,271	1,127	1,197

Discontinued operations (Note 1.)(2)	—	—	(21)

NET INCOME	$1,271	$1,127	$1,176

Income attributable to noncontrolling interest (continuing operations)	251	149	74

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$1,020	$978	$1,102

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.
Earnings from continuing operations	$1,020	$978	$1,123
Earnings from discontinued operations	—	—	(21)
EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$1,020	$978	$1,102

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3.)
Basic - continuing operations	$1.77	$1.70	$1.96
Basic - discontinued operations	—	—	(0.04)
Basic	$1.77	$1.70	$1.92

Diluted - continuing operations	$1.76	$1.70	$1.96
Diluted - discontinued operations	—	—	(0.04)
Diluted	$1.76	$1.70	$1.92

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	577	575	573
Diluted	578	577	574
(1) Includes excise and gross receipts tax collections of $463 million, $429 million and $420 million in 2025, 2024 and 2023, respectively.
(2) Consists of income taxes of $21 million in 2023.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In millions)	2025	2024	2023

NET INCOME	$1,271	$1,127	$1,176

OTHER COMPREHENSIVE INCOME (LOSS):
Pension and OPEB prior service costs	—	1	(6)
Amortized losses on derivative hedges	—	3	2
Other comprehensive income (loss)	—	4	(4)
Income tax expense (benefits) on other comprehensive loss	—	1	(1)
Other comprehensive income (loss), net of tax	—	3	(3)

COMPREHENSIVE INCOME	$1,271	$1,130	$1,173

Comprehensive income attributable to noncontrolling interest	251	149	74

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$1,020	$981	$1,099

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS

(In millions, except share amounts)	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57	$111
Restricted cash	42	43
Receivables-
Customers	1,783	1,585
Less — Allowance for uncollectible customer receivables	57	55
	1,726	1,530
Other, net of allowance for uncollectible accounts of $11 in 2025 and $6 in 2024	295	303
Materials and supplies, at average cost	577	549
Prepaid taxes and other	282	240
	2,979	2,776
PROPERTY, PLANT AND EQUIPMENT:
In service	56,213	52,896
Less — Accumulated provision for depreciation	15,189	14,548
	41,024	38,348
Construction work in progress	3,389	2,754
	44,413	41,102

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments	641	652
Regulatory assets	829	617
Other	1,424	1,279
	8,512	8,166
TOTAL ASSETS(1)	$55,904	$52,044

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$723	$977
Short-term borrowings	325	550
Accounts payable	2,002	1,575
Accrued interest	373	269
Accrued taxes	768	727
Accrued compensation and benefits	286	205
Dividends payable	257	245
Customer deposits	250	233
Other	287	216
	5,271	4,997
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	25,508	22,496
Accumulated deferred income taxes	6,032	5,613
Retirement benefits	1,469	1,698
Regulatory liabilities	1,185	995
Other	2,513	2,525
	36,707	33,327
TOTAL LIABILITIES(1)	41,978	38,324

EQUITY:
Common stockholders' equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 577,851,052 and 576,612,245 shares outstanding as of December 31, 2025 and 2024, respectively	58	58
Other paid-in capital	12,431	12,368
Accumulated other comprehensive loss	(14)	(14)
Retained earnings	35	43
Total common stockholders' equity	12,510	12,455
Noncontrolling interest	1,416	1,265
TOTAL EQUITY	13,926	13,720

COMMITMENTS, GUARANTEES AND CONTINGENCIES (Note 14.)

TOTAL LIABILITIES AND EQUITY	$55,904	$52,044
(1)    As of December 31, 2025 and 2024, the combined assets of the VIEs were $13,269 million and $12,053 million, respectively, that can only be used to settle obligations of the VIEs. As of December 31, 2025 and 2024, these assets include, respectively: Cash and cash equivalents of $8 million and $8 million, Restricted cash of $40 million and $40 million, Accounts receivable of $92 million and $96 million, Materials and supplies, at average cost of $1 million and $1 million, Prepaid taxes and other current assets of $41 million and $22 million, Property, plant, and equipment of $12,475 million and $11,217 million, Goodwill of $224 million and $224 million, Investments of $19 million and $19 million,

Regulatory assets of $21 million and $92 million, and Other noncurrent assets of $348 million and $334 million. The consolidated liabilities as of December 31, 2025 and 2024, include $10,176 million and $9,147 million, respectively, of liabilities of VIEs whose creditors have no recourse to FE. As of December 31, 2025 and 2024, these liabilities include, respectively: Currently payable long-term debt of $126 million and $674 million, Short-term borrowings of $245 million and $300 million, Accrued interest of $108 million and $76 million, Accrued taxes of $335 million and $306 million, other current liabilities of $9 million and $10 million, Long-term debt and other long-term obligations of $6,884 million and $5,544 million, Accumulated deferred income taxes of $1,540 million and $1,411 million, Regulatory liabilities of $598 million and $526 million, and Other noncurrent liabilities of $331 million and $300 million.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		OPIC	AOCI	Retained Earnings (Accumulated Deficit)	Total Common Stockholders' Equity		Total Equity
(In millions)	Shares	Amount					NCI
Balance, January 1, 2023	572	$57	$11,322	$(14)	$(1,199)	$10,166	$477	$10,643
Net income	—	—	—	—	1,102	1,102	74	1,176
Other comprehensive loss, net of tax	—	—	—	(3)	—	(3)	—	(3)
Cash dividends declared on common stock(1)	—	—	(917)	—	—	(917)	—	(917)
Stock Investment Plan and share-based benefit plans	2	—	89	—	—	89	—	89
Noncontrolling interest distributions declared	—	—	—	—	—	—	(72)	(72)
Balance, December 31, 2023	574	$57	$10,494	$(17)	$(97)	$10,437	$479	$10,916
Net income	—	—	—	—	978	978	149	1,127
Other comprehensive income, net of tax	—	—	—	3	—	3	—	3
Cash dividends declared on common stock(1)	—	—	(141)	—	(838)	(979)	—	(979)
Stock Investment Plan and share-based benefit plans	3	1	73	—	—	74	—	74
FET Equity Interest Sale (Note 1.)	—	—	1,934	—	—	1,934	731	2,665
Noncontrolling interest distributions declared	—	—	—	—	—	—	(86)	(86)
Other			8			8	(8)	—
Balance, December 31, 2024	577	$58	$12,368	$(14)	$43	$12,455	$1,265	$13,720
Net income	—	—	—		1,020	1,020	251	1,271
Cash dividends declared on common stock(1)	—	—	—	—	(1,028)	(1,028)	—	(1,028)
Stock Investment Plan and share-based benefit plans	1		60	—	—	60	—	60
Noncontrolling interest distributions declared	—	—		—	—	—	(100)	(100)
Other	—	—	3	—	—	3	—	3
Balance, December 31, 2025	578	$58	$12,431	$(14)	$35	$12,510	$1,416	$13,926
(1) Dividends declared for each share of common stock totaled: $1.78, $1.70 and $1.60, during 2025, 2024 and 2023, respectively.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	1,271	$1,127	$1,176
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	1,607	1,446	1,255
Impairment of assets	352	142	15
Charges (credits) associated with changes in ARO (Note 9.)	(54)	200	10
Employee benefit costs, net	14	(32)	(9)
Pension and OPEB mark-to-market adjustments	(253)	22	78
Deferred income taxes and investment tax credits, net	219	316	252
Transmission revenue collections, net	197	113	(180)
Pension trust contribution	—	—	(750)
Loss (gain) on disposal, net of tax	—	—	21
Changes in current assets and liabilities-
Receivables	(186)	(249)	(13)
Materials and supplies	(28)	(37)	(91)
Prepaid taxes and other current assets	(24)	(33)	(43)
Accounts payable	210	124	(141)
Accrued taxes	105	(126)	32
Accrued interest	104	(23)	38
Ohio settlement customer restitution and refunds (Note 13.)	275	—	—
Other current liabilities	4	(141)	41
Cash collateral, net	4	90	(218)
Employee benefit plan funding and related payments	(49)	(59)	(50)
Other	(68)	11	(36)
Net cash provided from operating activities	3,700	2,891	1,387

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(4,705)	(4,030)	(3,356)
Sales of investment securities held in trusts	102	121	38
Purchases of investment securities held in trusts	(114)	(134)	(50)
Asset removal costs	(376)	(305)	(274)
Other	28	(2)	(10)
Net cash used for investing activities	(5,065)	(4,350)	(3,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	5,925	2,100	3,150
Short-term borrowings, net	—	—	675
Redemptions and repayments-
Long-term debt	(3,129)	(2,760)	(537)
Short-term borrowings, net	(225)	(225)	—
Proceeds from FET Equity Interest Sale (Note 1.)	—	3,500	—
Noncontrolling interest cash distributions	(100)	(86)	(72)
Common stock dividend payments	(1,016)	(970)	(906)
Debt issuance and redemption costs, and other	(145)	(125)	(72)
Net cash provided from financing activities	1,310	1,434	2,238

Net change in cash, cash equivalents and restricted cash	(55)	(25)	(27)
Cash, cash equivalents, and restricted cash at beginning of period	154	179	206
Cash, cash equivalents, and restricted cash at end of period	$99	$154	$179

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year-
Interest (net of amounts capitalized)	$999	$1,062	$1,002
Income taxes, net of refunds	$73	$161	$58

Significant non-cash transactions:
Accrued capital investments	$361	$315	$252
McElroy Run Transfer	$99	$—	$—
See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	For the Years Ended December 31,
(In millions)	2025	2024	2023

REVENUES	$2,638	$2,315	$2,027

OPERATING EXPENSES:
Purchased power	1,402	1,155	1,037
Other operating expenses(1)	680	654	555
Provision for depreciation	263	249	231
Deferral of regulatory assets, net	(134)	(124)	(67)
General taxes	23	21	21
Total operating expenses	2,234	1,955	1,777

OPERATING INCOME	404	360	250

OTHER INCOME (EXPENSE):
Miscellaneous income, net	49	34	42
Pension and OPEB mark-to-market adjustment (Note 4.)	55	24	(29)
Interest expense - non-affiliates	(132)	(97)	(110)
Interest expense - affiliates	(6)	(20)	(14)
Capitalized financing costs	43	28	19
Total other expense	9	(31)	(92)

INCOME BEFORE INCOME TAXES	413	329	158

INCOME TAXES	107	87	33

NET INCOME	$306	$242	$125

OTHER COMPREHENSIVE INCOME:
Pension and OPEB prior service costs	—	1	—
Other comprehensive income	—	1	—
Income taxes on other comprehensive income	—	—	—
Other comprehensive income, net of tax	—	1	—

COMPREHENSIVE INCOME	$306	$243	$125
(1) Includes affiliated operating expenses of $116 million, $118 million and $122 million in 2025, 2024 and 2023, respectively.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
BALANCE SHEETS

(In millions, except share amounts)	December 31, 2025	December 31, 2024
ASSETS
CURRENT ASSETS:
Receivables -
Customers	$330	$284
Less — Allowance for uncollectible customer receivables	6	6
	324	278
Affiliated companies	22	44
Other	25	28
Prepaid taxes and other	33	29
	404	379
PROPERTY, PLANT AND EQUIPMENT:
In service	9,267	8,731
Less — Accumulated provision for depreciation	2,439	2,439
	6,828	6,292
Construction work in progress	880	620
	7,708	6,912

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	1,811	1,811
Investments	297	282
Regulatory assets	515	247
Prepaid OPEB costs	243	215
Other	131	67
	2,997	2,622
TOTAL ASSETS	$11,109	$9,913

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$2	$1
Short-term borrowings -
Affiliated companies	93	22
Accounts payable -
Affiliated companies	103	1
Other	175	176
Accrued compensation and benefits	34	33
Customer deposits	35	34
Accrued taxes	11	21
Accrued interest	44	23
Other	41	34
	538	345
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	3,023	2,339
Accumulated deferred income taxes, net	1,348	1,192
Nuclear fuel disposal costs	245	235
Retirement benefits	32	71
Other	763	764
	5,411	4,601
TOTAL LIABILITIES	5,949	4,946

COMMON STOCKHOLDER'S EQUITY:
Common stock, $10 par value, authorized 16,000,000 shares - 13,628,447 shares outstanding	136	136
Other paid-in capital	3,530	3,523
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,498	1,312
TOTAL COMMON STOCKHOLDER’S EQUITY	5,160	4,967

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 14.)

TOTAL LIABILITIES AND COMMON STOCKHOLDER’S EQUITY	$11,109	$9,913

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Stockholder's Equity
Balance, January 1, 2023	13,628,447	$136	$2,742	$(5)	$1,095	$3,968
Net income	—	—	—	—	125	125
Stock-based compensation(1)	—	—	5	—	—	5
Equity contribution from parent	—	—	30	—	—	30
Balance, December 31, 2023	13,628,447	$136	$2,777	$(5)	$1,220	$4,128
Net income	—	—	—	$—	242	242
Comprehensive income	—	—	—	1	—	1
Stock-based compensation(1)	—	—	6	—	—	6
Equity contribution from parent	—	—	740	—	—	740
Cash dividend declared on common stock	—	—	—	—	(150)	(150)
Balance, December 31, 2024	13,628,447	$136	$3,523	$(4)	$1,312	$4,967
Net income	—	—	—	—	306	306
Stock-based compensation(1)	—	—	7	—	—	7
Cash dividends declared on common stock	—	—	—	—	(120)	(120)
Balance, December 31, 2025	13,628,447	$136	$3,530	$(4)	$1,498	$5,160

(1) In the form of FE common equity granted to certain JCP&L employees primarily related to the 401(k) Savings Plan.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(In millions)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$306	$242	$125
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization, and impairments	130	172	152
Transmission revenue collections, net	21	6	(14)
Deferred income taxes and investment tax credits, net	143	230	48
Spent nuclear fuel disposal trust income	13	12	12
New Jersey temporary rate credits, net	(20)	—	—
Employee benefit costs, net	(24)	(22)	(27)
Pension and OPEB mark-to-market adjustment	(55)	(24)	29
Changes in current assets and liabilities-
Receivables	(21)	(32)	(6)
Prepaid taxes and other current assets	—	6	(9)
Accounts payable	87	(7)	(6)
Accrued taxes	(10)	17	1
Accrued interest	21	(4)	1
Other current liabilities	4	—	(3)
Collateral, net	—	29	(57)
Employee benefit plan funding and related payments	—	(7)	(7)
Other	(24)	(9)	25
Net cash provided from operating activities	571	609	264

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(1,105)	(879)	(633)
Sales of investment securities held in trusts	102	121	38
Purchases of investment securities held in trusts	(114)	(134)	(50)
Asset removal costs	(84)	(57)	(45)
Other	(3)	—	—
Net cash used for investing activities	(1,204)	(949)	(690)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	1,350	700	—
Short-term borrowings
Affiliated companies, net	71	—	197
Other, net	—	—	200
Redemptions and repayments-
Long-term debt	(650)	(500)	—
Short-term borrowings
Affiliated companies, net	—	(240)	—
Other, net	—	(200)	—
Equity contribution from parent	—	740	30
Common stock dividend payments	(120)	(150)	—
Other	(18)	(10)	(1)
Net cash provided from financing activities	633	340	426

Net change in cash, cash equivalents, and restricted cash	—	—	—
Cash, cash equivalents, and restricted cash at beginning of period	—	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the year:
Interest (net of amounts capitalized)	$99	$96	$108
Income taxes, net of refunds	$(15)	$(101)	$(11)

Significant non-cash transactions
Accrued capital investments	$92	$82	$59

See Combined Notes to Financial Statements of the Registrants.

COMBINED NOTES TO FINANCIAL STATEMENTS OF THE REGISTRANTS

Combined Notes to Financial Statements of the Registrants

1. ORGANIZATION AND BASIS OF PRESENTATION

Defined terms and abbreviations used herein have the meanings set forth in the accompanying Glossary of Terms. This is a combined set of financial statements filed separately for FirstEnergy and JCP&L. Unless otherwise indicated, the disclosures in these notes apply to each of the Registrants. For clarification purposes, disclosures made herein on behalf of FirstEnergy should be read to be made on behalf of JCP&L unless expressly stated otherwise.

FirstEnergy

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, FE PA, JCP&L, FESC, MP, AGC, PE and KATCo. Additionally, FET is a VIE of FE, and is the parent company of ATSI, MAIT and TrAIL. FirstEnergy continues to evaluate the legal, financial, operational and branding benefits of consolidating the Ohio Companies into a single Ohio power company.

FET also owns a 34% equity interest in Valley Link. On November 25, 2024, FET, DominionHV, and Transource formed Valley Link, which is the holding company responsible for managing and executing those projects awarded by PJM, and entered into a limited liability agreement. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain those transmission projects awarded by PJM.
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
FE and its subsidiaries are principally involved in the transmission, distribution, and generation of electricity. FirstEnergy’s electric operating companies comprise one of the nation’s largest investor-owned electric systems, serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include more than 24,000 miles of transmission lines and two regional transmission operation centers, and MP and AGC control 3,610 MWs of total generation capacity.
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

Revision of Previously Issued Financial Statements of JCP&L

During the fourth quarter of 2025, JCP&L identified an error in the recording of certain expenses for smart meter cost of removal associated with the deployment of its AMI program, resulting in an understatement of expense on the Statements of Income and Comprehensive Income and Regulatory assets/liabilities on the Balance Sheets since 2023. The identified error impacted JCP&L's previously issued 2023 and 2024 annual financial statements, and interim periods in 2024 and 2025. JCP&L evaluated the error, and the specific impact on each affected prior period was not material, however, as a result of the cumulative impact, JCP&L determined to revise previously issued financial statements to correct the error and in doing so also corrected certain other previously identified immaterial errors, including the misclassification of certain retired assets. As such, JCP&L has revised the previously issued Statements of Income and Comprehensive Income, Statement of Cash Flows and Statements of Common Stockholder’s Equity for the annual periods ended December 31, 2024 and 2023 in this Form 10-K as well as the Balance Sheets as of December 31, 2024 and 2023, and any applicable footnote disclosures.

A summary of the corrections to the impacted financial statement line items in JCP&L’s previously issued Statements of Income and Comprehensive Income, Balance Sheets, Statements of Cash Flows and the Statements of Common Stockholder’s Equity for each interim affected period is presented in Note 17., “Revision of Previously Issued Quarterly Financial Statements (JCP&L)," of the Combined Notes to Financial Statements of the Registrants. The amounts in the tables below summarize the adjustments to revise JCP&L previously reported audited annual financial statements. JCP&L will also revise previously reported financial information for this error in its future filings, as applicable.

JCP&L Annual Statements of Income and Comprehensive Income

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferral of regulatory assets, net	$(135)	$11	$(124)	$(74)	$7	$(67)
Other operating expenses	656	(2)	654	555	—	555
Total operating expenses	1,946	9	1,955	1,770	7	1,777
Operating income	369	(9)	360	257	(7)	250
Income before income taxes	338	(9)	329	165	(7)	158
Income taxes	90	(3)	87	35	(2)	33
Net income	248	(6)	242	130	(5)	125
Comprehensive income	249	(6)	243	130	(5)	125

JCP&L Annual Balance Sheets

	As of December 31, 2024			As of December 31, 2023
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
PP&E - In service	$8,697	$34	$8,731	$8,278	$10	$8,288
Accumulated provision for depreciation	2,409	30	2,439	2,365	8	2,373
PP&E Excluding CWIP	6,288	4	6,292	5,913	2	5,915
Total PP&E	6,908	4	6,912	6,388	2	6,390
Regulatory assets/(liabilities)	265	(18)	247	(48)	(8)	(56)
Total investments and other noncurrent assets	2,640	(18)	2,622	2,330	—	2,330
Total assets	9,927	(14)	9,913	9,100	2	9,102
Accumulated deferred income taxes, net	1,196	(4)	1,192	957	(2)	955
Total noncurrent liabilities	4,605	(4)	4,601	3,717	6	3,723
Total liabilities	4,950	(4)	4,946	4,968	6	4,974
Retained earnings	1,322	(10)	1,312	1,224	(4)	1,220
Total common stockholder's equity	4,977	(10)	4,967	4,132	(4)	4,128

JCP&L Annual Statements of Common Stockholder's Equity

	For the Years Ended December 31, 2024 and 2023
(In millions)	As Reported	Adjustment	As Revised
Balance, January 1, 2023	$3,967	$1	$3,968
Net income	130	(5)	125
Balance, December 31, 2023	4,132	(4)	4,128
Net income	248	(6)	242
Balance, December 31, 2024	4,977	(10)	4,967

JCP&L Annual Statements of Cash Flows

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$248	$(6)	$242	$130	$(5)	$125
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	161	11	172	145	7	152
Deferred income taxes and investment tax credits, net	233	(3)	230	50	(2)	48
Net cash provided from operating activities	607	2	609	264	—	264

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	$(877)	$(2)	$(879)	$(633)	$—	$(633)
Net cash used for investing activities	(947)	(2)	(949)	(690)	—	(690)

Net change in cash, cash equivalents, and restricted cash	$—	$—	$—	$—	$—	$—

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

During the second quarter of 2025, FirstEnergy identified certain corporate support operating expenses recognized in 2024 that should have been capitalized as CWIP or PP&E. As a result, in the second quarter of 2025, FirstEnergy recognized a $21 million net increase to income before income taxes. In addition, during the fourth quarter of 2025, JCP&L identified an error in the recording of certain expenses for smart meter cost of removal associated with the deployment of its AMI program. As a result, FirstEnergy recognized a $24 million net decrease to income before income taxes in the fourth quarter of 2025, of which $18 million is related to prior years. These adjustments were immaterial to FirstEnergy’s 2025 and prior period financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Economic Conditions

While supply lead times have not fully returned to levels prior to the COVID-19 pandemic, FirstEnergy continues to monitor the situation in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. FirstEnergy continues to implement mitigation strategies to address supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, the situation remains fluid, and a prolonged continuation or further increase in demand, or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.

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

Reorganization

On March 24, 2025, FirstEnergy internally announced organizational changes that are intended to align the organization with its new business model, which is designed to make FirstEnergy more efficient and sustainable while placing responsibility and accountability closer to customers, employees and regulators. The changes are also consistent with FirstEnergy’s focus on operations and maintenance expense discipline. As a result, FirstEnergy recognized a pre-tax charge of approximately $26 million ($5 million at JCP&L) in the first quarter of 2025, which is included within “Other operating expenses” on each of the Registrants' Statements of Income and Comprehensive Income.

Discontinued Operations - FirstEnergy

On February 27, 2020, certain former competitive subsidiaries of FE emerged from bankruptcy and were deconsolidated from FirstEnergy’s consolidated federal income tax group. The bankruptcy, emergence and deconsolidation resulted in FirstEnergy recognizing certain income tax benefits and charges, which were classified as discontinued operations. During 2023, FirstEnergy recognized a $21 million tax-effected charge to income tax expense as a result of identifying an out of period adjustment related to the allocation of certain deferred income tax liabilities associated with such former subsidiaries and their tax return deconsolidation in 2020. This adjustment was immaterial to the 2023 and prior period financial statements.

Discontinued operations are reflected at Corporate/Other for FirstEnergy segment reporting and within “Discontinued Operations” on the FirstEnergy Consolidated Statements of Income and Comprehensive Income and “Loss on disposal, net of tax” on the FirstEnergy Consolidated Statements of Cash Flow.
ACCOUNTING FOR THE EFFECTS OF REGULATION

The Registrants are subject to regulation that sets the prices (rates) they are permitted to charge customers based on costs that the regulatory agencies determine are permitted to be recovered. At times, regulatory agencies permit the future recovery of costs that would be currently charged to expense by an unregulated company. The ratemaking process results in the recording of regulatory assets and liabilities based on anticipated future cash inflows and outflows.

The Registrants review the probability of recovery of regulatory assets, and settlement of regulatory liabilities, at each balance sheet date and whenever new events occur. Factors that may affect probability include changes in the regulatory environment, issuance of a regulatory commission order, or passage of new legislation. Upon material changes to these factors, where applicable, the Registrants will record new regulatory assets or liabilities and will assess whether it is probable that currently recorded regulatory assets and liabilities will be recovered or settled in future rates. If recovery of a regulatory asset is no longer probable, the Registrants will write off that regulatory asset as a charge against earnings. The Registrants consider the entire regulatory asset balance as the unit of account for the purposes of balance sheet classification rather than the next years recovery and, as such, net regulatory assets and liabilities are presented in the noncurrent section on the Registrants' Balance Sheets. See Note 13., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional information.

FirstEnergy has regulatory assets of $829 million and $617 million, and regulatory liabilities of $1,185 million and $995 million as of December 31, 2025 and 2024, respectively. The following table provides information about the composition of FirstEnergy's net regulatory assets and liabilities as of December 31, 2025 and 2024, and the changes during the year 2025:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source - FirstEnergy	2025	2024	Change
	(In millions)
Customer payables for future income taxes	$(2,041)	$(2,234)	$193
Spent nuclear fuel disposal costs	(76)	(72)	(4)
Asset removal costs	(675)	(681)	6
Deferred transmission costs	(43)	190	(233)
Deferred generation costs	405	481	(76)
Deferred distribution costs	466	287	179
Storm-related costs	1,122	1,015	107
Energy efficiency program costs	462	349	113
New Jersey societal benefit costs	80	87	(7)
Vegetation management	153	125	28
Ohio settlement charges	(250)	—	(250)
Other	41	75	(34)
Net Regulatory Liabilities included on FirstEnergy's Consolidated Balance Sheets	$(356)	$(378)	$22

The following table provides information about the composition of JCP&L's net regulatory assets and liabilities as of December 31, 2025 and 2024, and the changes during the year 2025:

	As of December 31,
Net Regulatory Assets (Liabilities) by Source - JCP&L	2025	2024	Change
	(In millions)
Customer payables for future income taxes	$(393)	$(410)	$17
Spent nuclear fuel disposal costs	(76)	(72)	(4)
Asset removal costs (1)	(87)	(101)	14
Deferred transmission costs	(25)	(3)	(22)
Deferred distribution costs	318	206	112
Storm-related costs	367	310	57
Energy efficiency program costs	316	208	108
New Jersey societal benefit costs	80	87	(7)
Other	15	22	(7)
Net Regulatory Assets included on JCP&L's Balance Sheets	$515	$247	$268
(1) Previously issued 2024 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

The following table provides information about the composition of FirstEnergy's net regulatory assets that do not earn a current return as of December 31, 2025 and 2024, of which approximately $802 million and $698 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a	As of December 31,
Current Return - FirstEnergy	2025	2024	Change
		(In millions)
Deferred generation costs	$280	$314	$(34)
Deferred distribution costs	199	153	46
Storm-related costs	844	694	150
Other	102	82	20
FirstEnergy Regulatory Assets Not Earning a Current Return	$1,425	$1,243	$182

The following table provides information about the composition of JCP&L's net regulatory assets that do not earn a current return as of December 31, 2025 and 2024, of which approximately $76 million and $45 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral:

Regulatory Assets by Source Not Earning a	As of December 31,
Current Return - JCP&L	2025	2024	Change
		(In millions)
Deferred distribution costs	$147	$101	$46
Storm-related costs	367	310	57
Other	24	28	(4)
JCP&L Regulatory Assets Not Earning a Current Return	$538	$439	$99
DERIVATIVES

FirstEnergy may use various market risk sensitive instruments, including derivative contracts, primarily to manage the risk of price and interest rate fluctuations. FirstEnergy’s Enterprise Risk Management Committee, comprised of members of senior management, provides general oversight for risk management activities throughout FirstEnergy, including market risk.

The Registrants account for derivative instruments on the Balance Sheets at fair value unless they meet the normal purchases and normal sales criteria. Derivative instruments meeting the normal purchases and normal sales criteria are accounted for under the accrual method of accounting with their effects included in earnings at the time of contract performance.
EQUITY METHOD INVESTMENTS
Investments over which the Registrants have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported in “Investments” on the Registrants Balance Sheets. The percentage of ownership share of the entity’s earnings is reported in the Registrants Statement of Income and reflected in “Other income (expense)”. Equity method investments are assessed for impairment annually or whenever events and changes in circumstances indicate that the carrying amount of the investment may not be recoverable. If the decline in value is considered to be other than temporary, the investment is written down to its estimated fair value, which establishes a new cost basis in the investment.
Equity method investments included within "Investments" on FirstEnergy's Consolidated Balance Sheets were $38 million and $84 million as of December 31, 2025 and 2024, respectively. JCP&L did not have any equity method investments as of December 31, 2025 or 2024.
Global Holdings - On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, at book value to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million, which is classified in other within “Cash from Investing Activities” of FirstEnergy’s Consolidated Statements of Cash Flows.
In previous periods, FEV was not the primary beneficiary of the joint venture, as it did not have control over the significant activities affecting the joint venture’s economic performance. FEV's ownership interest was subject to the equity method of accounting. For the years ended December 31, 2024 and 2023, pre-tax equity earnings, excluding impairments, related to FEV’s ownership in Global Holding was $72 million and $175 million, respectively. FEV’s pre-tax equity earnings and investment in Global Holding are included in Corporate/Other for segment reporting. In 2024, a $13 million (pre-tax) impairment charge was recognized in the fourth quarter of 2024 and is included within "Equity method investment earnings, net” on the Consolidated Statements of Income and within Corporate/Other for segment reporting.
As of December 31, 2024, the carrying value of the equity method investment was $45 million. During 2024 and 2023, FEV received cash dividends from Global Holding totaling $80 million and $165 million, respectively, which were classified with “Cash from Operating Activities” on FirstEnergy’s Consolidated Statements of Cash Flow.
Valley Link - On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Long-Term Proposal Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET’s share estimated to be approximately $1 billion.
As of February 21, 2025, the relative ownership interests of the members are FET (34%), DominionHV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. As of December 31, 2025, and 2024, there were no investment balances recorded on FirstEnergy’s Consolidated Balance Sheets.
PATH WV - A subsidiary of FE owns 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting.
In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a “public utility” and no longer is subject to FERC jurisdiction. FirstEnergy and its non-affiliated joint venture partner are in the process of terminating the PATH corporate entities. As of December 31, 2025 and 2024, the carrying value of the equity method investment was $17 million, which is expected to be recovered through a distribution. FirstEnergy's pre-tax equity earnings in PATH-WV were immaterial for the years ended December 31, 2025, 2024 and 2023.
GOODWILL

In a business combination, the excess of the purchase price over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Registrants evaluates goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. In evaluating goodwill for impairment, the Registrants assess qualitative factors to determine whether it is more likely than not (that is, likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying value (including goodwill). If the Registrants conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then no further testing is required. However, if the Registrants conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying value or bypasses the qualitative assessment, then the quantitative goodwill impairment test is performed to identify a potential goodwill impairment and measure the amount of impairment to be recognized, if any.

As of July 31, 2025, the Registrants performed a qualitative assessment of its reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected investments, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.

FirstEnergy's reporting units are consistent with its reportable segments and consist of Distribution, Integrated and Stand-Alone Transmission. The following table presents goodwill by reporting unit as of December 31, 2025 and 2024:

(In millions)	Distribution Segment	Integrated Segment	Stand-Alone Transmission Segment	FirstEnergy Consolidated
Goodwill	$3,222	$1,953	$443	$5,618

JCP&L's reporting units are consistent with its reportable segments and consist of Distribution and Transmission. The following table presents goodwill by reporting unit as of December 31, 2025 and 2024:

(In millions)	Distribution Segment	Transmission Segment	JCP&L
Goodwill	$1,213	$598	$1,811

IMPAIRMENT OF LONG-LIVED ASSETS

The Registrants evaluate long-lived assets classified as held and used for impairment when events or changes in circumstances indicate the carrying value of the long-lived assets may not be recoverable. First, the estimated undiscounted future cash flows attributable to the assets is compared with the carrying value of the assets. If the carrying value is greater than the undiscounted future cash flows, an impairment charge is recognized equal to the amount the carrying value of the assets exceeds its estimated fair value.

The following impairment charges were recognized in the years ended December 31, 2025 and 2024:

•In the fourth quarter of 2025, FirstEnergy recognized a $352 million pre-tax charge, included within “Impairment of assets” on FirstEnergy’s Consolidated Statements of Income, as a result of the November 2025 Ohio Base Rate Case order that disallowed from future recovery certain previously capitalized amounts at the Ohio Companies. The charge was reflected at FirstEnergy’s Distribution segment. See Note 13., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional details.

•In the first quarter of 2024, JCP&L recognized a $53 million pre-tax charge (included within “Impairment of assets” on the FirstEnergy Consolidated Statements of Income and "Other operating expenses" on the JCP&L Statements of Income and Comprehensive Income) associated with certain corporate support costs recorded to capital accounts from the FERC Audit that were determined, as a result of the base rate case settlement agreement, to be disallowed from future recovery. The charge was reflected at JCP&L's Distribution segment, and FirstEnergy's Integrated segment.

•The Akron general office building was classified as held-for-sale during the third quarter of 2024. Upon classification as held-for-sale, FirstEnergy recognized a $62 million ($9 million at JCP&L and included within "Other operating expenses") pre-tax impairment charge within “Impairment of assets” on the FirstEnergy Consolidated Statements of Income and "Other operating expenses" on the JCP&L Statements of Income and Comprehensive Income. Of the $62 million, $17 million is included within the Integrated segment, $31 million is included within Distribution segment, $11 million is included within Stand-Alone Transmission segment and $3 million at Corporate/Other for FirstEnergy's segment reporting. During the third quarter of 2025, the sale of the Akron general office building was completed.

INVENTORY

Materials and supplies inventory primarily includes fuel inventory, the distribution, transmission and electric generation facility materials, net of reserve for excess and obsolete inventory as well as emission allowances. Materials charged to inventory are at weighted average cost when purchased and expensed or capitalized, as appropriate, when used or installed. Fuel inventory consists primarily of coal and reagents that are consumed at MP's electric generation facilities, and is accounted for at weighted average cost when purchased and recorded to fuel expense when consumed.

Emission allowances are accounted for as inventory at cost when purchased. FirstEnergy’s emission allowance compliance obligation, principally associated with MP's electric generation facility operations, is accrued to fuel expense at a weighted average cost based on each month’s emissions. When emission allowances are submitted to the EPA, inventory and the compliance obligation are reduced. Due to the ENEC, fuel, emission allowances and other fuel-related expenses have no material impact on current period earnings.

NONCONTROLLING INTEREST

FirstEnergy - FirstEnergy maintains a controlling financial interest in certain less than wholly owned subsidiaries. As a result, FirstEnergy presents the third-party investors’ ownership portion of FirstEnergy's net income, net assets and comprehensive income as noncontrolling interest. Noncontrolling interest is included as a component of equity on the Consolidated Balance Sheets.

On May 31, 2022, Brookfield acquired 19.9% of the issued and outstanding membership interests of FET. On February 2, 2023, FE, along with FET, entered into the FET P&SA II with Brookfield and the Brookfield Guarantors, pursuant to which FE agreed to sell to Brookfield at the closing, and Brookfield agreed to purchase from FE, an incremental 30% equity interest in FET for a purchase price of $3.5 billion. The FET Equity Interest Sale closed on March 25, 2024 and FET continues to be consolidated in FirstEnergy’s financial statements. The difference between the purchase price, net of transaction costs and taxes of approximately $32 million and $803 million, respectively, and the carrying value of the NCI of $731 million, was recorded as an increase to OPIC by $1.9 billion during 2024. As of December 31, 2025, FE’s equity ownership in FET is 50.1% and Brookfield’s is 49.9%.

The purchase price of the FET Equity Interest Sale was paid in part by the issuance of two promissory notes at closing having an aggregate principal amount of $1.2 billion with: (i) one promissory note having an aggregate principal amount of $750 million, at an interest rate of 5.75% per annum, with a maturity date of September 25, 2025 and (ii) one promissory note having an aggregate principal amount of $450 million, at an interest rate of 7.75% per annum, with a maturity date of December 31, 2024. The remaining $2.3 billion of the purchase price was paid in cash at closing. On July 17, 2024, Brookfield paid FE approximately $1.2 billion in full satisfaction of the promissory notes. Interest income associated with the promissory notes was $24 million for the year ended December 31, 2024 and is reported within “Miscellaneous income, net” on FirstEnergy’s Consolidated Statements of Income.

Pursuant to the terms of the FET P&SA II, in connection with the closing, Brookfield, FET and FE entered into the A&R FET LLC Agreement, which amended and restated in its entirety the Third Amended and Restated Limited Liability Company Agreement of FET. The A&R FET LLC Agreement, among other things, provides for the governance, exit, capital and distribution, and other arrangements for FET from and following the closing. Under the A&R FET LLC Agreement, as of the closing, the FET Board of Directors consists of five directors, two of whom are appointed by Brookfield and three of whom are appointed by FE.
PROPERTY, PLANT AND EQUIPMENT

PP&E reflects original cost (net of any impairments recognized), including payroll and related costs such as taxes, employee benefits, administrative and general costs, and financing costs incurred to place the assets in service. The costs of normal maintenance, repairs and minor replacements are expensed as incurred. The Registrants' recognize liabilities for planned major maintenance projects as they are incurred.

FirstEnergy

PP&E balances by segment as of December 31, 2025 and 2024, were as follows:

December 31, 2025
Segment	In Service(1)	Accumulated. Depreciation(2)	Net Plant	CWIP	Total	Useful Service Life
	(In millions)					(years)
Distribution	$21,944	$(7,511)	$14,433	$682	$15,115	5 - 80
Integrated	18,380	(4,154)	14,226	1,314	15,540	5 - 80
Stand-Alone Transmission	14,759	(2,878)	11,881	1,333	13,214	5 - 85
Corporate/Other	1,130	(646)	484	60	544	3 - 63
Total PP&E	$56,213	$(15,189)	$41,024	$3,389	$44,413

December 31, 2024
Segment	In Service(1)	Accumulated. Depreciation(2)	Net Plant	CWIP	Total	Useful Service Life
	(In millions)					(years)
Distribution	$21,245	$(7,338)	$13,907	$618	$14,525	5 - 80
Integrated	17,080	(3,943)	13,137	1,076	14,213	5 - 100
Stand-Alone Transmission	13,509	(2,660)	10,849	986	11,835	5 - 85
Corporate/Other	1,062	(607)	455	74	529	3 - 63
Total PP&E	$52,896	$(14,548)	$38,348	$2,754	$41,102
(1) Includes finance leases of $48 million and $46 million as of December 31, 2025 and 2024, respectively.
(2) Includes finance lease accumulated amortization of $17 million and $14 million as of December 31, 2025 and 2024, respectively.

Integrated has approximately $2.3 billion of total regulated generation PP&E as of December 31, 2025.

FirstEnergy provides for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. The respective annual composite depreciation rates for FirstEnergy were approximately 2.8%, 2.9% and 2.8% in 2025, 2024 and 2023, respectively.

For the years ended December 31, 2025, 2024 and 2023, capitalized financing costs on FirstEnergy's Consolidated Statements of Income include $108 million, $60 million and $44 million, respectively, of allowance for equity funds used during construction and $77 million, $73 million and $53 million, respectively, of capitalized interest.

Jointly Owned Electric Generation Facility

AGC owns an undivided 16.25% interest (487 MWs) in the 3,003 MW Bath County pumped-storage, hydroelectric station in

Virginia, operated by the 60% owner, VEPCO, a non-affiliated utility. Total PP&E includes $142 million representing AGC's share in this facility as of December 31, 2025. AGC is obligated to pay its share of the costs of this jointly owned facility in the same proportion as its ownership interests using its own financing. AGC's share of direct expenses of the joint electric generation facility is included in operating expenses on FirstEnergy's Consolidated Statements of Income. AGC provides the generation capacity from this facility to its owner, MP, which is recovered through the ENEC.
JCP&L

PP&E by segment as of December 31, 2025 and 2024, were as follows:

December 31, 2025
Segment	In Service(1)	Accumulated. Depreciation(2)	Net Plant	CWIP	Total	Useful Service Life
	(In millions)					(years)
Distribution	$6,679	$(1,925)	$4,754	$270	$5,024	5 - 75
Transmission	2,588	(514)	2,074	610	2,684	5 - 80
Total PP&E	$9,267	$(2,439)	$6,828	$880	$7,708

December 31, 2024
Segment	In Service(1)	Accumulated. Depreciation(2)	Net Plant	CWIP	Total	Useful Service Life
	(In millions)					(years)
Distribution	$6,438	$(1,938)	$4,500	$187	$4,687	10 - 75
Transmission	2,293	(501)	1,792	433	2,225	55 - 80
Total PP&E (3)	$8,731	$(2,439)	$6,292	$620	$6,912
(1) Includes finance leases of $12 million and $11 million as of December 31, 2025 and 2024, respectively.
(2) Includes finance lease accumulated amortization of $6 million and $5 million as of December 31, 2025 and 2024, respectively.
(3) Previously issued 2024 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

JCP&L provides for depreciation on a straight-line basis at various rates over the estimated lives of property included in plant in service. Depreciation expense was approximately 2.9%, 2.9% and 2.8% of average depreciable property in 2025, 2024 and 2023, respectively.

For the years ended December 31, 2025, 2024 and 2023, capitalized financing costs on JCP&L's Statements of Income and Comprehensive Income include $28 million, $5 million and $5 million, respectively, of allowance for equity funds used during construction and $15 million, $23 million and $14 million, respectively, of capitalized interest.
NEW ACCOUNTING PRONOUNCEMENTS

Recently Adopted Pronouncements - ASU 2023-09, "Income taxes (Topic 280): Improvements to Income Tax Disclosures" (Issued in December 2023): ASU 2023-09 enhances disclosures primarily related to existing rate reconciliation and income taxes paid information to help investors better assess how a company’s operations and related tax risks and tax planning and operational opportunities affect the tax rate and prospects for future cash flows. Disclosure requirements include a tabular reconciliation using both percentages and amounts, separated out into specific categories with certain reconciling items at or above 5% of the statutory tax as well as by nature and/or jurisdiction. In addition, entities will be required to disclose income taxes paid (net of refunds received), broken out between federal, state/local and foreign, and amounts paid to an individual jurisdiction when 5% or more of the total income taxes are paid to such jurisdiction. ASU 2023-09 was effective for the Registrants beginning with this Annual Report on Form 10-K for the year ended December 31, 2025, see Note 6., “Taxes,” of the Combined Notes to Financial Statements of the Registrants for the applicable disclosures, which are provided for all periods presented.

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

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" (Issued in November 2024 and subsequently updated within ASU 2025-01): ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for the Registrants beginning with the Annual Report on Form 10-K for the year ended December 31, 2027, with early adoption permitted. The guidance is permitted to be applied prospectively, and comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply the new standard retrospectively to any or all prior periods presented in the financial statements.

ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (Issued in September 2025): ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for the Registrants beginning with the financials for the first quarter of 2028. The guidance is permitted to be applied using a prospective, retrospective or modified transition approach. Early adoption is permitted.

ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (Issued in December 2025): ASU 2025-10 establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. ASU 2025-10 requires that a government grant be recognized when it is probable that the entity will comply with the conditions of the grant and that the grant will be received and permits two approaches for asset related grants: (1) the cost reduction method (reduce the carrying amount of the asset) and (2) deferred income method (recognize income over the useful life of the asset). Income-related grants are recognized systematically in income as the related costs are incurred. ASU 2025-10 is effective for the Registrants beginning with financials for the first quarter of 2029, with early adoption permitted. The guidance is permitted to be applied using a modified prospective, modified retrospective or full retrospective approach.
2. REVENUE
The disclosures in this note apply to both Registrants, unless indicated otherwise.

The Registrants account for revenues from contracts with customers under ASC 606, “Revenue from Contracts with Customers.” Revenue from leases, financial instruments, other contractual rights or obligations and other revenues that are not from contracts with customers are outside the scope of the standard and accounted for under other existing GAAP.

The Electric Companies distribute electricity through FirstEnergy’s utility operating companies and also control 3,610 MWs of regulated electric generation capacity located primarily in West Virginia and Virginia. Each of the Electric Companies earns revenue from state-regulated rate tariffs under which it provides distribution services to residential, commercial and industrial customers in its service territory. The Electric Companies are obligated under the regulated construct to deliver power to customers reliably, as it is needed, which creates an implied monthly contract with the end-use customer. See Note 13., “Regulatory Matters,” of the Combined Notes to Financial Statements of the Registrants for additional information on rate recovery mechanisms. Distribution and electric revenues are recognized over time as electricity is distributed and delivered to the customer and the customers consume the electricity immediately as delivery occurs.

Retail generation sales relate to Provider of Last Resort, SOS, Standard Service Offer and default service requirements in Ohio, Pennsylvania, New Jersey and Maryland, as well as generation sales in West Virginia that are regulated by the WVPSC. Certain of the Electric Companies have default service obligations to provide power to non-shopping customers who have elected to continue to receive service under regulated retail tariffs. The volume of these sales varies depending on the level of shopping that occurs. Supply plans vary by state and by service territory. Default service for the Ohio Companies, FE PA, JCP&L and PE’s Maryland jurisdiction are provided through a competitive procurement process approved by each state’s respective commission. Retail generation revenues are recognized over time as electricity is delivered and consumed immediately by the customer.

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

Transmission infrastructure owned and operated by the Transmission Companies and certain of FirstEnergy's Electric Companies (JCP&L, MP and PE) transmits electricity from generation sources to distribution facilities. Transmission revenues are derived primarily from forward-looking formula rates. See Note 13., “Regulatory Matters,” of the Combined Notes to Financial Statements of the Registrants for additional information. Forward-looking formula rates recover costs that the regulatory agencies determine are permitted to be recovered and provide a return on transmission capital investment. Under forward-looking formula rates, the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on rate base and actual costs. Revenues and cash receipts for the stand-ready obligation of providing transmission service are recognized ratably over time.

The Registrants have elected to exclude sales taxes and other similar taxes collected on behalf of third parties from revenue as prescribed in the standard. As a result, tax collections and remittances are excluded from recognition in the income statement and instead recorded through the balance sheet. Excise and gross receipts taxes that are assessed on the Registrants are not subject to the election and are included in revenue. The Registrants have elected the optional invoice practical expedient for most of its revenues and utilizes the optional short-term contract exemption for transmission revenues due to the annual establishment of revenue requirements, which eliminates the need to provide certain revenue disclosures regarding unsatisfied performance obligations.

The following represents a disaggregation of FirstEnergy's revenue from contracts with customers for the years ended December 31, 2025, 2024 and 2023:

FirstEnergy	For the Years Ended December 31,
(In millions)	2025	2024	2023
Distribution
Retail generation and distribution services
Residential	$4,948	$4,514	$4,344
Commercial	1,699	1,522	1,528
Industrial	651	588	726
Other	73	73	72
Wholesale	16	6	20
Other revenue from contracts with customers (1)	78	80	89
Total revenues from contracts with customers	7,465	6,783	6,779
Other revenue unrelated to contracts with customers (2)	82	80	75
Total Distribution	$7,547	$6,863	$6,854

Integrated
Retail generation and distribution services
Residential	$2,877	$2,528	$2,137
Commercial	1,294	1,142	1,023
Industrial	615	577	545
Other	32	32	30
Wholesale	377	146	208
Transmission	425	380	318
Other revenue from contracts with customers(1)	6	19	24
Total revenues from contracts with customers	5,626	4,824	4,285
ARP (3)	—	10	—
Other revenue unrelated to contracts with customers(2)	57	42	35
Total Integrated	$5,683	$4,876	$4,320

Stand-Alone Transmission
ATSI	$1,058	$980	$967
TrAIL	260	269	279
MAIT	483	436	394
KATCo	85	85	89
Other	—	(2)	2
Total revenues from contracts with customers	1,886	1,768	1,731
Other revenue unrelated to contracts with customers	19	19	17
Total Stand-Alone Transmission	$1,905	$1,787	$1,748

Corporate/Other, Eliminations and Reconciling Adjustments (4)
Wholesale	$18	$9	$11
Eliminations and reconciling adjustments	(63)	(63)	(63)
Total Corporate/Other, Eliminations and Reconciling Adjustments	$(45)	$(54)	$(52)

FirstEnergy Total Revenues	$15,090	$13,472	$12,870
(1) Primarily includes amounts collected from customers to administer and repay securitization bonds and pole attachment revenue.
(2) Primarily includes late payment charges and revenue from FTRs.
(3) Related to lost distribution revenues associated with energy efficiency in New Jersey.
(4) Includes eliminations and reconciling adjustments of inter-segment revenues.

The following table represents a disaggregation of JCP&L's revenue from contracts with customers for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Distribution
Retail generation and distribution services
Residential	$1,705	$1,470	$1,240
Commercial	728	627	579
Industrial	76	70	68
Street lighting	21	20	21
Wholesale	6	6	5
Other revenue from contracts with customers (1)	14	18	18
Total revenues from contracts with customers	2,550	2,211	1,931
ARP(2)	—	10	—
Other revenue unrelated to contracts with customers	4	4	3
Total Distribution Segment Revenue	$2,554	$2,225	$1,934

Transmission
Total Transmission Segment Revenue	$259	$242	$204

Reconciling Adjustments(3)
Retail generation and distribution services	$(175)	$(152)	$(111)

JCP&L Total Revenues	$2,638	$2,315	$2,027
(1) Primarily includes pole attachment revenue.
(2) Related to lost distribution revenues associated with energy efficiency in New Jersey.
(3) Includes eliminations and reconciling adjustments of inter-segment revenues.

RECEIVABLES

Receivables from contracts with customers include retail electric sales and distribution deliveries to residential, commercial and industrial customers of the Electric Companies. Billed and unbilled customer receivables as of December 31, 2025 and 2024, are included below.

Customer Receivables	FirstEnergy		JCP&L
As of December 31,	2025	2024	2025	2024
	(In millions)
Billed(1)	$939	$867	$178	$166
Unbilled	844	718	152	118
	1,783	1,585	330	284

Less: Uncollectible Reserve	57	55	6	6
Total Customer Receivables	$1,726	$1,530	$324	$278
(1) Includes approximately $323 million and $284 million for FirstEnergy as of December 31, 2025 and 2024, respectively, that are past due by greater than 30 days.
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
Activity in the allowance for uncollectible accounts on customer receivables for the years ended December 31, 2025, 2024 and 2023 are as follows:

Customer Receivables	FirstEnergy	JCP&L

	(In millions)
Balance, January 1, 2023	$137	$21
Provision for expected credit losses(1)(2)	8	(1)
Charged to other accounts(3)	34	3
Write-offs	(115)	(14)
Balance, December 31, 2023	64	9
Provision for expected credit losses(1)(2)	73	5
Charged to other accounts(3)	39	4
Write-offs	(121)	(12)
Balance, December 31, 2024	55	6
Provision for expected credit losses(1)(2)	94	8
Charged to other accounts(3)	37	3
Write-offs	(129)	(11)
Balance, December 31, 2025	$57	$6
(1) Customer receivable amounts charged (credited) to income for FirstEnergy for the years ended December 31, 2025, 2024 and 2023, include approximately $31 million, $17 million, and $(15) million, respectively, deferred for future recovery (refund).
(2) Customer receivable amounts charged (credited) to income for JCP&L include approximately $8 million, $5 million and $(1) million deferred for future recovery (refund) for the years ended December 31, 2025, 2024 and 2023 respectively.
(3) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.
Activity in the allowance for uncollectible accounts on other receivables for the years ended December 31, 2025, 2024 and 2023 are as follows:

Other Receivables	FirstEnergy	JCP&L

	(In millions)
Balance, January 1, 2024	$11	$6
Provision for expected credit losses	7	—
Charged to other accounts(1)	(1)	—
Write-offs	(2)	—
Balance, December 31, 2023	15	6
Provision for expected credit losses	1	—
Charged to other accounts(1)	(5)	(6)
Write-offs	(5)	—
Balance, December 31, 2024	6	—
Provision for expected credit losses	9	1
Charged to other accounts(1)	—	—
Write-offs	(4)	(1)
Balance, December 31, 2025	$11	$—
(1) Represents recoveries and reinstatements of accounts written off for uncollectible accounts.
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

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards and convertible securities. The dilutive effect of outstanding share-based awards was computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period. The dilutive effect of the 2026 Convertible Notes, 2029 Convertible Notes and the 2031 Convertible Notes, as further discussed in Note 11., "Capitalization" under Long-term debt and other long-term obligations, is computed using the if-converted method.

The following table reconciles basic and diluted EPS attributable to FE:

	For the Years Ended December 31,
Reconciliation of Basic and Diluted EPS of Common Stock	2025	2024	2023
(In millions, except per share amounts)
Earnings Attributable to FE - continuing operations	$1,020	$978	$1,123
Earnings Attributable to FE - discontinued operations, net of tax	—	—	(21)
Earnings Attributable to FE	$1,020	$978	$1,102

Share Count information:
Weighted average number of basic shares outstanding	577	575	573
Assumed exercise of dilutive share-based awards	1	2	1
Weighted average number of diluted shares outstanding	578	577	574

EPS Attributable to FE:
Income from continuing operations, basic	$1.77	$1.70	$1.96
Discontinued operations, basic	—	—	(0.04)
Basic EPS	$1.77	$1.70	$1.92

Income from continuing operations, diluted	$1.76	$1.70	$1.96
Discontinued operations, diluted	—	—	(0.04)
Diluted EPS	$1.76	$1.70	$1.92

For the years ended December 31, 2025, 2024 and 2023, there was no material amount of shares excluded from the calculation of diluted shares outstanding, as their inclusion would be antidilutive.

The dilutive effect of the convertible notes is limited to the conversion obligation in excess of the aggregate principal amount of the convertible notes being converted. For the years ended December 31, 2025, 2024 and 2023, there was no dilutive effect resulting from the outstanding convertible notes as the average market price of FE shares of common stock was below the initial conversion price of $47.78 per share for the 2029 and 2031 Convertible Notes, and $46.42 per share for the 2026 Convertible Notes. See Note 10., "Fair Value Measurements," of the Combined Notes to Financial Statements of the Registrants for additional information on the convertible notes.
4. PENSION AND OTHER POSTEMPLOYMENT BENEFITS
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
The pension plans provide defined benefits based on years of service and compensation levels. Under the cash-balance portion of the pension plan (for employees hired on or after January 1, 2014), FirstEnergy credits amounts to eligible employee notional cash-balance accounts based on a pay credit and an interest credit.
In addition, FirstEnergy provides a minimum amount of noncontributory life insurance to retired employees in addition to optional contributory insurance to a closed group of retired employees. Health care benefits, which include certain employee contributions, deductibles and co-payments, are also available upon retirement to certain employees, their dependents and, under certain circumstances, their survivors. The expected cost of providing pension and OPEB to employees and their beneficiaries and covered dependents is recognized from the time employees are hired until they become eligible to receive those benefits. FirstEnergy also has obligations to former or inactive employees after employment, but before retirement, for disability-related benefits.

FirstEnergy’s pension funding policy is based on actuarial computations using the projected unit credit method. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which based on various assumptions, including an expected rate of return on assets of 8.0% for 2026, is expected to be approximately $250 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. JCP&L is not expected to make a contribution.
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
In January 2025, FirstEnergy executed a lift-out transaction with MetLife, that transferred approximately $640 million of plan assets and $652 million of plan obligations, associated with approximately 2,000 former competitive generation employees, who will assume future and full responsibility to fund and administer their benefit payments. Similar to the lift-out in 2023, there was no change to the pension benefits for any participant as a result of the transfer and the transaction was funded by pension plan assets. FirstEnergy believes that this lift-out transaction, in addition to the lift-out in 2023, further de-risked potential volatility with the pension plan assets and liabilities. FirstEnergy will continue to evaluate other lift-outs in the future based on market and other conditions. Due to the timing of the lift-out transaction and its proximity to the 2024 annual remeasurement, FirstEnergy elected a practical expedient and did not remeasure pension plan assets and obligations when the lift-out occurred in January 2025.

FirstEnergy’s cash flows from operating activities for the years ended December 31, 2025 and 2024, include approximately $49 million (none at JCP&L) and $59 million ($7 million at JCP&L), respectively, of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.

Actuarial Assumptions	Pension			OPEB
	2025	2024	2023 (2)	2025	2024	2023 (2)

Assumptions Related to Benefit Obligations:
Discount rate	5.59%	5.72%	5.05%	5.37%	5.60%	4.97%
Rate of compensation increase	4.30%	4.30%	4.30%	N/A	N/A	N/A
Cash balance weighted average interest crediting rate	4.64%	4.37%	4.94%	N/A	N/A	N/A

Assumptions Related to Benefit Costs:(1)
Effective rate for interest on benefit obligations	5.41%	4.92%	5.10% / 4.80%	5.28%	4.88%	5.06%
Effective rate for service costs	5.89%	5.17%	5.34% / 5.11%	5.98%	5.23%	5.41%
Effective rate for interest on service costs	5.66%	5.05%	5.22% /4.94%	5.88%	5.16%	5.33%
Expected return on plan assets	8.50%	8.00%	8.00%	7.00%	7.00%	7.00%
Rate of compensation increase	4.30%	4.30%	4.30%	N/A	N/A	N/A

Assumed Health Care Cost Trend Rates:
Health care cost trend rate assumed (pre/post-Medicare)	N/A	N/A	N/A	6.50% - 5.80%	7.00%- 6.00%	7.00%- 6.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	N/A	N/A	N/A	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	N/A	N/A	N/A	2036	2035	2033
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

FirstEnergy Pension and OPEB Returns	2025	2024	2023
Actual gains or (losses) on plan assets - $ millions	$880	$3	$751
Actual gains or (losses) on plan assets - %	15.4%	0.7%	11.2%

Expected return on plan assets - $ millions	$499	$565	$601
Expected return on plan assets - %	8.50% for pension 7.00% for OPEB	8.00% for pension 7.00% for OPEB	8.00% for pension 7.00% for OPEB

Mortality Rates - During 2025, the Society of Actuaries elected not to release a new mortality improvement scale. Management, in discussions with its actuary, determined that the Pri-2012 mortality table with projection scale MP-2021, actuarially adjusted to reflect increased mortality due to the ongoing impact of COVID-19, was most appropriate and such was utilized to determine the obligation as of December 31, 2025, for the FirstEnergy pension and OPEB plans. This adjustment acknowledges COVID-19 cannot be eradicated and assumes reductions in other causes will not offset future COVID-19 deaths enough to produce a normal level of improvements.

Net Periodic Benefit Costs (Credits) - In addition to service costs, interest on obligations, expected return on plan assets, and prior service costs, FirstEnergy recognizes in net periodic benefit costs a pension and OPEB mark-to-market adjustment for the change in the fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for a remeasurement. Service costs, net of amounts capitalized, are reported within "Other operating expenses" on the Registrants' Statements of Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within "Miscellaneous income, net", within "Other Income (Expense)" on the Registrants' Statements of Income.

FirstEnergy Components of Net Periodic Benefit Costs (Credits) for the Years Ended December 31,	Pension			OPEB
	2025	2024	2023	2025	2024	2023
	(In millions)
Service cost(1)	$131	$140	$139	$2	$3	$2
Interest cost	374	398	428	20	20	21
Expected return on plan assets	(461)	(530)	(570)	(38)	(35)	(31)
Amortization of prior service costs (credits)	1	2	2	(1)	(1)	(8)
Special termination benefits(2)	—	—	21	—	—	8
Pension & OPEB mark-to-market adjustments	(231)	66	108	(22)	(44)	(30)
Net periodic benefit costs (credits)	$(186)	$76	$128	$(39)	$(57)	$(38)
(1) Includes amounts capitalized.
(2) Related to benefits provided in connection with the PEER.

For the years ended December 31, 2025, 2024 and 2023, approximately $(29) million, $(8) million and $36 million, respectively, of the annual pension and OPEB mark-to-market adjustment charges (credits) were allocated to companies under forward-looking formula rates, and expected to be refunded or recovered through formula transmission rates.

The Registrants recognize a pension and OPEB mark-to-market adjustment for the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement.

In the fourth quarter of 2025, FirstEnergy recognized a $253 million ($55 million at JCP&L) pension and OPEB mark-to-market adjustment gain, primarily reflecting higher than expected return on assets partially offset by a decrease in the discount rate used to measure pension benefit obligations.

FirstEnergy	Pension		OPEB
Obligations/Funded Status - Qualified and Non-Qualified Plans	2025	2024	2025	2024
	(In millions)
Change in benefit obligation:
Benefit obligation as of January 1	$7,824	$8,363	$407	$441
Service cost	131	140	2	3
Interest cost	374	398	20	20
Plan participants’ contributions	—	—	3	4
Medicare retiree drug subsidy	—	—	—	1
Lift-out transaction	(652)	—	—	—
Actuarial loss (gain)	129	(526)	11	(14)
Benefits paid	(526)	(551)	(45)	(48)
Benefit obligation as of December 31	$7,280	$7,824	$398	$407

Change in fair value of plan assets:
Fair value of plan assets as of January 1	$6,296	$6,879	$567	$516
Actual return on plan assets	809	(62)	71	65
Lift-out transaction	(640)	—	—	—
Company contributions	28	30	21	30
Plan participants’ contributions	—	—	3	4
Benefits paid	(526)	(551)	(45)	(48)
Fair value of plan assets as of December 31	$5,967	$6,296	$617	$567

Funded Status:
Qualified plan	$(952)	$(1,165)	$—	$—
Non-qualified plans	(361)	(363)	—	—
Funded Status - Net asset (liability) as of December 31 (1)	$(1,313)	$(1,528)	$219	$160

Accumulated benefit obligation	$7,047	$7,572	$—	$—

Amounts Recognized in AOCI:
Prior service cost (credit)	$1	$2	$1	$1
(1) The pension net liability is included in “Retirement benefits,” on the Consolidated Balance Sheets. The OPEB net asset is included in “Other” noncurrent assets on the Consolidated Balance Sheets.
The following tables set forth FirstEnergy's pension financial assets that are accounted for at fair value by level within the fair value hierarchy. See Note 10., "Fair Value Measurements," of the Combined Notes to Financial Statements of the Registrants for a description of each level of the fair value hierarchy. There were no significant transfers between levels during 2025 and 2024.

	December 31, 2025				Asset Allocation
FirstEnergy	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$402	$—	$402	7%
Public equity	1,976	6	—	1,982	33%
Fixed income	—	1,507	—	1,507	25%
Derivatives	(21)	18	—	(3)	—%
Total(1)	$1,955	$1,933	$—	$3,888	65%

Private - equity and debt funds(2)				1,278	22%
Insurance-linked securities(2)				7	—%
Hedge funds(2)				270	5%
Real estate funds(2)				498	8%
Total Investments				$5,941	100%
(1) Excludes $26 million as of December 31, 2025, of receivables, payables, taxes, cash collateral for derivatives and accrued income associated with financial instruments reflected within the fair value table.
(2) NAV used as a practical expedient to approximate fair value.

	December 31, 2024				Asset Allocation
FirstEnergy	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$1,173	$—	$1,173	19%
Public equity	1,585	5	—	1,590	25%
Fixed income	—	1,425	—	1,425	23%
Derivatives	(95)	37	—	(58)	(1)%
Total(1)	$1,490	$2,640	$—	$4,130	66%

Private - equity and debt funds(2)				1,273	20%
Insurance-linked securities(2)				39	1%
Hedge funds(2)				253	4%
Real estate funds(2)				554	9%
Total Investments				$6,249	100%
(1) Excludes $47 million as of December 31, 2024, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.
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

Insurance-Linked Securities funds: The insurance linked securities funds invest in securities which indirectly participate in portfolios of reinsurance and retrocession contracts which primarily cover catastrophe property risks. Redemptions can be achieved with 90-day notices with gating factors that may apply. The purpose of these investments is to generate attractive risk-adjusted returns that are demonstrably uncorrelated with traditional asset classes. Each fund’s NAV is made available to fund participants monthly.

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

As of December 31, 2025, and 2024, the FirstEnergy OPEB trust investments measured at fair value were as follows:

	December 31, 2025				Asset Allocation
FirstEnergy	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$128	$—	$128	20%
Public equity	361	—	—	361	57%
Fixed income	—	141	—	141	23%
Total(1)	$361	$269	$—	$630	100%
(1) Excludes $(13) million as of December 31, 2025, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

	December 31, 2024				Asset Allocation
FirstEnergy	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and short-term securities	$—	$112	$—	$112	20%
Public equity	314	—	—	314	55%
Fixed income:	—	146	—	146	25%
Total(1)	$314	$258	$—	$572	100%
(1) Excludes $(5) million as of December 31, 2024, of receivables, payables, taxes and accrued income associated with financial instruments reflected within the fair value table.

FirstEnergy’s target asset allocations for its pension and OPEB trust portfolios as of December 31, 2025 were as follows:

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

		OPEB
	Pension Benefit Payments	Benefit Payments (1)	Subsidy Receipts
	(In millions)
2026	$517	$40	$1
2027	522	39	1
2028	526	38	—
2029	530	37	—
2030	532	35	—
Years 2031-2035	2,660	155	2
(1) Net of participant contributions.

JCP&L

JCP&L recognizes its allocated portion of the expected cost of providing pension and OPEB to employees and their beneficiaries and covered dependents from the time employees are hired until they become eligible to receive those benefits. JCP&L also recognizes its allocated portion of obligations to former or inactive employees after employment, but before retirement, for disability-related benefits. In addition to the net periodic benefit costs for its current and former employees and retirees, JCP&L is also allocated pension and OPEB net periodic benefit costs/(credits) from its affiliates, primarily FESC.

JCP&L’s net periodic benefit costs (credits) for pension and OPEB were as follows:

	Pension			OPEB
For the Years Ended December 31,	2025	2024	2023	2025	2024	2023
	(In millions)
JCP&L's share of net periodic benefit credits (1)(2)	$(37)	$(12)	$10	$(28)	$(27)	$(29)
Allocated net periodic benefit costs from affiliates (1)(3)	$(1)	$6	$40	$1	$—	$1
(1) Includes amounts capitalized.
(2) Includes JCP&L’s pension and OPEB mark-to-market adjustment gain (loss) of $45 million, $22 million and $2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
(3) Included in these net periodic benefit costs/(credits) from its affiliates are $10 million, $2 million and $(31) million of mark-to-market adjustment gain (loss), for the years ended December 31, 2025, 2024 and 2023, respectively.

Summary of Plan Status	Pension		OPEB
As of December 31, (in millions)	2025	2024	2025	2024
JCP&L's share of FirstEnergy funded status(2)	$(29)	$(67)	$243	$215
(1) OPEB amounts include a $7 million contribution from JCP&L in 2024.
(2) Excludes $492 million and $502 million as of December 31, 2025 and 2024, respectively, of affiliated noncurrent liabilities included within "Other" noncurrent liabilities on JCP&L's Balance Sheets related to pension and OPEB mark-to-market costs allocated to JCP&L and amounts associated with a reallocation of OPEB assets among certain FirstEnergy companies in 2022.
5. STOCK-BASED COMPENSATION PLANS

The disclosures in this note apply to both Registrants, unless indicated otherwise.

FirstEnergy grants, including to JCP&L employees, stock-based awards through the ICP 2020, primarily in the form of restricted stock, time-based RSUs and performance-based RSUs. No shares are available for future grants or issuance under ICP 2015.

The ICP 2020 and ICP 2015 include shareholder authorization to each issue 10 million shares of common stock or their equivalent. Shares not issued due to forfeitures or cancellations originally granted through the ICP 2015 may be added back to the ICP 2020. As of December 31, 2025, approximately 7.4 million shares were available for future grants under the ICP 2020 assuming maximum performance metrics are achieved for the outstanding cycles of RSUs. Shares granted under the ICP 2020 are issued from authorized but unissued common stock. Vesting periods for stock-based awards range from less than a year, primarily due to the issuance of prorated awards to newly hired executives, to four years, with the majority of awards having a vesting period of three years. FirstEnergy also issues stock through its 401(k) savings plan and DCPD.

FirstEnergy records the compensation costs for stock-based compensation awards that will be paid in stock over the vesting period based on the fair value on the grant date. FirstEnergy accounts for forfeitures as they occur.

FirstEnergy adjusts the compensation costs for stock-based compensation awards that will be paid in cash based on changes in the fair value of the award as of each reporting date. FirstEnergy records the actual tax benefit realized from tax deductions when awards are exercised or settled. Actual income tax benefits realized during the years ended December 31, 2025, 2024 and 2023, were $7 million, $17 million and $6 million, respectively. The income tax effects of awards are recognized in the income statement when the awards vest, are settled or are forfeited.

The following table reflects the pre-tax portion of stock-based compensation costs that were charged to expense, including amounts capitalized, and net of amounts capitalized, for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
Components of Stock-based Compensation Plan Costs	2025	2024	2023
	(In millions)
Restricted stock units	$35	$32	$39
Restricted stock	4	7	5
401(k) savings plan	39	41	38
EDCP & DCPD	7	6	1
Total stock based compensation costs	$85	$86	$83
Stock-based compensation costs, net of amounts capitalized	$39	$43	$44

Income tax benefits associated with stock-based compensation plan expense were $1 million, $5 million and $6 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Restricted Stock Units

For RSU awards granted prior to 2025, two-thirds of each performance-based RSU award will be paid in FE common stock and one-third will be paid in cash, if and as earned. RSUs payable in stock provide the participant the right to receive, at the end of the period of restriction, a number of shares of common stock equal to the number of stock units set forth in the agreement, subject to adjustment based on FirstEnergy's performance relative to financial targets applicable to each award. The grant date fair market value of the stock portion of the RSU award is measured based on the average of the high and low prices of FE common stock on the date of grant. The estimated grant date fair value for these awards is calculated using the Monte Carlo simulation method. RSUs include a relative total shareholder return as a performance metric, weighted at 35%, utilizing the S&P 500 Utility Index as a comparator group and 65% based upon three year cumulative earnings targets. In addition, outstanding awards are subject to an absolute total shareholder return, if FirstEnergy's total shareholder return is negative for the three-year cumulative performance period, RSU awards will be capped at a payout of 100%.

RSUs payable in cash provide the participant the right to receive cash based on the number of stock units set forth in the agreement and value of the equivalent number of shares of FE common stock as of the vesting date. The cash portion of the RSU award is considered a liability award, which is remeasured each period based on FE's stock price and projected performance adjustments. The liability recorded for the portion of performance-based RSUs payable in cash in the future as of December 31, 2025, was $17 million. During 2025, approximately $6 million was paid in relation to the cash portion of RSU obligations that vested in 2025.

Beginning with RSU awards granted in 2025, RSU awards no longer are partially paid in cash and instead are paid fully in FE common stock, with 40% of the award being time-based and 60% performance-based. The time-based RSUs vest over a three-year performance period and pays out in stock if the participant remains employed with FirstEnergy on the vest date (generally, March 1). The performance-based RSUs maintain a relative total shareholder return as a performance metric, weighted at 35%, utilizing the S&P 500 Utility Index as a comparator group and 65% based on three year cumulative earnings targets. The grant date fair market value is measured based on the average of the high and low prices of FE common stock on the date of grant. The estimated grant date fair value for these awards is also calculated using the Monte Carlo simulation method. In addition, outstanding awards are subject to an absolute total shareholder return, if FirstEnergy's total shareholder return is negative for the three-year cumulative performance period, RSU awards will be capped at a payout of 100%.

The vesting period for RSU awards granted in 2025, 2024 and 2023, were each approximately three years. Dividend equivalents are received on the RSUs and are reinvested in additional RSUs and subject to the same performance conditions as the underlying award.

Restricted stock unit activity for the year ended December 31, 2025, was as follows:

Restricted Stock Unit Activity	Shares (in millions)	Weighted-Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2025	2.8	$37.32
Granted in 2025	1.1	39.94
Forfeited in 2024	(0.4)	39.48
Vested in 2025(1)	(0.6)	38.38
Nonvested as of December 31, 2025	2.9	$36.38
(1) Excludes dividend equivalents of approximately 67 thousand shares earned during vesting period.

The weighted-average fair value per share of awards granted in 2025, 2024 and 2023 was $39.94, $36.79 and $38.36 per share, respectively. During the years ended 2025, 2024 and 2023, the fair value of RSUs vested was $23 million, $55 million, and $24 million, respectively. As of December 31, 2025, there was approximately $38 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted for RSUs, which is expected to be recognized over a period of approximately three years.

Restricted Stock

Certain employees may receive awards of FE restricted stock (as opposed to RSUs described above) subject to restrictions that lapse over a defined period of time. The fair value of restricted stock is measured based on the average of the high and low prices of FE common stock on the date of grant. Dividends are received on the restricted stock and are reinvested in additional shares of restricted stock, subject to the vesting conditions of the underlying award. Restricted stock activity for the year ended 2025, was as follows:

Restricted Stock Activity	Shares (in millions)	Weighted-Average Grant Date Fair Value (per share)
Nonvested as of January 1, 2025	0.27	$38.29
Granted in 2025	0.06	41.98
Forfeited in 2025	(0.01)	38.16
Vested in 2025	(0.08)	39.71
Nonvested as of December 31, 2025	0.24	$38.70
The weighted average vesting period for restricted stock granted in 2025 was 1.86 years. As of December 31, 2025, there was $3 million of total unrecognized compensation cost related to non-vested restricted stock, which is expected to be recognized over a period of approximately 2.5 years.

401(k) Savings Plan

In each of 2025 and 2024, approximately 1 million shares of FE common stock, respectively, were issued and contributed to employee participants' accounts.

EDCP

Under the EDCP, certain employees can defer a portion of their compensation, including base salary, annual incentive awards and/or long-term incentive awards, into unfunded accounts. Annual incentive and long-term incentive awards may be deferred in FE stock accounts, where they are tracked as units. Base salary and annual incentive awards may be deferred into a retirement cash account which earns interest. Dividend equivalents are calculated quarterly on stock units outstanding and are credited in the form of additional stock units. Awards deferred into a retirement stock account will convert to cash upon separation, including retirement, death or disability, and pay out in cash as a lump sum or over a defined period of time period as elected by the participant. Interest accrues on the cash allocated to the retirement cash account. The liability recognized for EDCP of approximately $153 million ($3 million at JCP&L) and $166 million ($3 million at JCP&L) as of December 31, 2025 and 2024, respectively, is included in “Retirement benefits,” on the Registrants' Balance Sheets.

DCPD

Under the DCPD, members of the FE Board can elect to defer all or a portion of their equity retainers to a deferred stock account and their cash retainers to deferred stock or deferred cash accounts. The net liability recognized for DCPD of approximately $4 million as of December 31, 2025 and 2024, respectively, is included in “Retirement benefits,” on the FirstEnergy's Balance Sheets.
6. TAXES
The disclosures in this note apply to both Registrants, unless indicated otherwise.
The Registrants record income taxes in accordance with the liability method of accounting. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts recognized for tax purposes. Investment tax credits, which were deferred when utilized, are being amortized over the recovery period of the related property. Deferred income tax liabilities related to temporary tax and accounting basis differences and tax credit carryforward items are recognized at the statutory income tax rates in effect when the liabilities are expected to be paid. Deferred tax assets are recognized based on income tax rates expected to be in effect when they are settled.

FE and its subsidiaries, other than FET and its subsidiaries, are parties to an intercompany income tax allocation agreement that provides for the allocation of consolidated tax liabilities. For periods subsequent to the closing of the FET Equity Interest Sale, FET and its subsidiaries are no longer members of the FirstEnergy consolidated group for federal income tax purposes and, instead, file their own consolidated federal income tax return and have their own income tax allocation agreement.

During 2025, FERC issued orders to a non-affiliate concluding that, based on certain previously issued IRS private letter rulings, certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FirstEnergy determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected as the remeasurement of excess deferred income taxes, and an increase in accumulated deferred income tax assets for ratemaking purposes, which will increase overall rate base. FirstEnergy made the appropriate updates in its annual formula rates for the impacted subsidiaries. FirstEnergy will continue to evaluate whether regulatory filings are required in other jurisdictions to implement similar adjustments to NOL carryforward deferred tax assets for ratemaking purposes.

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

On September 30, 2025, the IRS issued additional guidance on the corporate AMT. While FirstEnergy continues to believe, more likely than not, it will be subject to corporate AMT, additional IRS guidance or revised U.S. Treasury regulations, which are expected to be issued in the future, as well as potential tax legislation or presidential executive orders could provide certain adjustments to regulated utilities in calculating corporate AMT, which may reduce or otherwise significantly change FirstEnergy’s AMT estimates or its conclusions as to whether it is an AMT payer. JCP&L is party to an intercompany income tax allocation agreement with FirstEnergy and, accordingly, may be allocated a share of any corporate AMT paid by the FirstEnergy consolidated tax group. Any adverse developments concerning corporate AMT liability, including guidance from the U.S. Treasury and/or the IRS or unfavorable regulatory treatment by FERC and/or applicable state regulatory authorities, could negatively impact FirstEnergy’s cash flows, results of operations and financial condition.

On March 25, 2024, FirstEnergy closed on the FET Equity Interest Sale realizing an approximate $7 billion tax gain from the combined sale of 49.9% of the equity interests of FET for consideration received and recapture of negative tax basis in FET, a majority of such gain utilizing existing federal NOL carryforwards. In the first quarter of 2024, FirstEnergy recognized a net tax charge of approximately $46 million, comprised of updates to estimated deferred tax liability for the deferred gain from the 19.9% FET equity interest sale in May 2022, deferred tax liability related to its ongoing investment in FET, and valuation allowance associated with the expected utilization of certain state NOL carryforwards impacted by the sale and the PA Consolidation, and recognized a reduction to OPIC of approximately $803 million for federal and state income tax associated with the tax gain from closing on the FET Equity Interest Sale.

The following table provides the composite of income taxes on income from continuing operations of FirstEnergy for the years ended 2025, 2024 and 2023:

INCOME TAXES ON INCOME FROM CONTINUING OPERATIONS - FIRSTENERGY	For the Years Ended December 31,
	2025	2024	2023
	(In millions)
Currently payable -
Federal	$58	$32	$14
State	11	29	1
	69	61	15
Deferred, net -
Federal(1)	135	190	279
State	88	130	(24)
	223	320	255
Investment tax credit amortization	(4)	(4)	(3)
Total income taxes on income from continuing operations	$288	$377	$267
(1) Excludes $21 million of federal tax expense associated with discontinued operations for the year ended December 31, 2023.

The following table provides the composite of income taxes of JCP&L for the years ended 2025, 2024 and 2023:

JCP&L (1)	For the Years Ended December 31,
INCOME TAXES:	2025	2024	2023
	(In millions)
Currently receivable -
Federal	$(36)	$(143)	$(7)
State	—	—	(8)
	(36)	(143)	(15)
Deferred, net -
Federal	108	200	34
State	35	30	14
	143	230	48
Total income taxes	$107	$87	$33

(1) Previously issued 2024 and 2023 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

Tax rates are affected by permanent items, such as AFUDC equity and other flow-through items, as well as discrete items that may occur in any given period but are not consistent from period to period. The following tables present a reconciliation of income tax expense at the U.S. federal statutory tax rate to the actual tax expense from continuing operations for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025
(In millions)	FirstEnergy		JCP&L
	Amount	%	Amount	%
Income before income taxes	$1,559		$413
Federal statutory income tax	$327	21.0%	$87	21.0%
Federal
Tax credits	(5)	(0.3)%	—	—%
Nontaxable and Nondeductible
AFUDC equity income	(23)	(1.5)%	(6)	(1.4)%
AFUDC equity depreciation	4	0.3%	—	—%
Tax related to FE's equity investment in FET	13	0.8%	—	—%
Changes in valuation allowances	3	0.2%	—	—%
Other
Excess deferred tax amortization	(42)	(2.7)%	(1)	(0.2)%
Remeasurement of excess deferred income taxes	(70)	(4.5)%	—	—%
Federal and state related flow-through	(37)	(2.4)%	(2)	(0.5)%
Deferred taxes associated with FET equity interest sale	6	0.4%	—	—%
Other	2	0.1%	—	—%
Changes in unrecognized tax benefits	1	0.1%	—	—%
State and municipal income taxes, net of federal effect (1) (2)	109	7.0%	29	7.0%
Total income taxes (3)	$288	18.5%	$107	25.9%
(1) Valuation allowances have been established for certain state NOL carryforwards that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in state income tax, net of federal income tax effect, in the above tables.
(2) Jurisdictions that make up the majority of the Registrants' respective domestic state income taxes, net of federal effect, are Pennsylvania for FirstEnergy and New Jersey for JCP&L.
(3) There were no amounts for the year ended December 31, 2025 at FirstEnergy or JCP&L related to cross-border tax laws, changes in laws or rates, or foreign tax effects.

	For the Year Ended December 31, 2024
(In millions)	FirstEnergy		JCP&L (4)
	Amount	%	Amount	%
Income before income taxes	$1,504		$329
Federal statutory income tax	$316	21.0%	$69	21.0%
Federal
Tax credits	(6)	(0.4)%	—	—%
Nontaxable and Nondeductible				—%
AFUDC equity income	(13)	(0.9)%	(1)	(0.3)%
AFUDC equity depreciation	1	0.1%	—	—%
Nondeductible SEC and OAG Settlements	27	1.8%	—	—%
Tax related to FE's equity investment in FET	16	1.1%	—	—%
Changes in valuation allowances	1	0.1%	—	—%
Other
Excess deferred tax amortization	(52)	(3.5)%	(4)	(1.3)%
Remeasurement of excess deferred income taxes	(43)	(2.9)%	—	—%
Federal and state related flow-through	(18)	(1.2)%	—	—%
Deductions associated with certain equity investments	(19)	(1.3)%	—	—%
Deferred taxes associated with FET equity interest sale	6	0.4%	—	—%
Other	6	0.4%	—	—%
State and municipal income taxes, net of federal effect (1) (2)	155	10.3%	23	7.0%
Total income taxes (3)	$377	25.1%	$87	26.4%
(1) Valuation allowances have been established for certain state NOL carryforwards that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in state income tax, net of federal income tax effect, in the above tables.
(2) Jurisdictions that make up the majority of the Registrants' respective domestic state income taxes, net of federal effect, are Pennsylvania and West Virginia for FirstEnergy; and New Jersey for JCP&L.
(3) There were no amounts for the year ended December 31, 2024 at FirstEnergy or JCP&L related to cross-border tax laws, changes in laws or rates, foreign tax effects, or changes in unrecognized tax benefits.
(4) Previously issued 2024 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

	For the Year Ended December 31, 2023
(In millions )	FirstEnergy		JCP&L (4)
	Amount	%	Amount	%
Income from continuing operations, before income taxes	$1,464		$158
Federal statutory income tax	$307	21.0%	$33	21.0%
Federal
Tax credits	(6)	(0.4)%	—	—%
Nontaxable and Nondeductible
AFUDC equity income	(9)	(0.6)%	(1)	(0.6)%
AFUDC equity depreciation	6	0.4%	—	—%
Changes in valuation allowances	(33)	(2.3)%	—	—%
Other
Excess deferred tax amortization	(46)	(3.1)%	(4)	(2.6)%
Federal and state related flow-through	(27)	(1.8)%	—	—%
Deferred taxes associated with FET equity interest sale	58	4.0%	—	—%
Other	9	0.6%	(1)	(0.6)%
Changes in unrecognized tax benefits	41	2.8%	(28)	(17.8)%
State and municipal income taxes, net of federal effect (1) (2)	(33)	(2.3)%	34	21.5%
Total income taxes on income from continuing operations	$267	18.2%	$33	20.9%
(1) Valuation allowances have been established for certain state NOL carryforwards at FirstEnergy that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in state income tax, net of federal income tax effect, in the above tables.
(2) Jurisdictions that make up the majority of the Registrants' respective domestic state income taxes, net of federal effect, are Pennsylvania and West Virginia for FirstEnergy; and New Jersey for JCP&L.
(3) There were no amounts for the year ended December 31, 2023 at FirstEnergy or JCP&L related to cross-border tax laws, changes in laws or rates, or foreign tax effects
(4) Previously issued 2023 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.
Net accumulated deferred income tax liabilities (assets) as of December 31, 2025 and 2024, are as follows:

FirstEnergy	As of December 31,
(In millions)	2025	2024

Property basis differences	$6,579	$6,079
Pension and OPEB	(249)	(322)
Regulatory asset/liability	732	744
Loss carryforwards and tax credits	(920)	(762)
Valuation allowances	245	240
Other	(355)	(366)
Net accumulated deferred income tax liability	$6,032	$5,613

JCP&L (1)	As of December 31,
(In millions)	2025	2024

Property basis differences	$1,330	$1,167
Pension and OPEB	(78)	(99)
Regulatory asset/liability	366	296
Loss and credit carryforwards	(199)	(116)
Nuclear fuel disposal costs	(66)	(59)
Other	(5)	3
Net accumulated deferred income tax liability	$1,348	$1,192
(1) Previously issued 2024 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

FirstEnergy has recorded as deferred income tax assets the effect of federal NOLs and tax credits that will more likely than not be realized through future operations and through the reversal of existing temporary differences. As of December 31, 2025, FirstEnergy's loss carryforwards primarily consisted of approximately $2.2 billion ($454 million, net of tax) of federal NOL carryforwards, none of which have an expiration, but are subject to usage limitations in any single taxable year, and $18 million of corporate AMT credit carryforwards, which have no expiration.

The table below summarizes FirstEnergy's pre-tax NOL carryforwards and their respective anticipated expirations for state and local income tax purposes of approximately $13.7 billion ($447 million, net of tax), of which approximately $5.2 billion ($226 million, net of tax) is expected to be utilized based on current estimates and assumptions. The ultimate utilization of these state and local NOLs may be impacted by statutory limitations on the use of NOLs imposed by state and local tax jurisdictions, changes in statutory tax rates, and changes in business which, among other things, impact both future profitability and the manner in which future taxable income is apportioned to various state and local tax jurisdictions.

Expiration Period (FirstEnergy)	State	Local
	(In millions)
2026-2030	$1,658	$6,161
2031-2035	1,168	—
2036-2040	1,026	—
2041-2045	1,216	—
Indefinite	2,451	—
	$7,519	$6,161
JCP&L has recorded as deferred income tax assets the effect of NOLs and tax credits that will more likely than not be realized through future operations and through the reversal of existing temporary differences. As of December 31, 2025, JCP&L's loss carryforwards consisted primarily of approximately $299 million ($63 million, net of tax) of federal NOL carryforwards, none of which have an expiration, but are subject to usage limitations in any single taxable year, and approximately $1.9 billion ($135 million, net of tax) of state NOL carryforwards that are expected to be utilized based on current estimates and assumptions prior to expiration, which will begin in 2032.

The following table summarizes the changes in valuation allowances on federal, state, and local deferred tax assets related to business interest expense carryforwards and employee compensation deduction limitations under section 162(m), in addition to state and local NOLs discussed above for the years ended December 31, 2025, 2024 and 2023:

FirstEnergy (In millions)	2025	2024	2023

Beginning of year balance	$240	$226	$440
Charged to income	5	14	(214)
Charged to other accounts	—	—	—
Write-offs	—	—	—
End of year balance	$245	$240	$226

The Registrants account for uncertainty in income taxes recognized in its financial statements. A recognition threshold and measurement attribute are utilized for financial statement recognition and measurement of tax positions taken or expected to be taken on the tax return. If ultimately recognized in future years, all of the unrecognized income tax benefits would impact the effective tax rate.

The following table summarizes the changes (gross) in uncertain tax positions for the years ended December 31, 2025, 2024 and 2023:

(In millions)	FirstEnergy	JCP&L
Balance, January 1, 2023	$42	$25
Prior year increases	88	—
Effectively settled with taxing authorities	(24)	(24)
Decrease for lapse in statute	(1)	—
Balance, December 31, 2023	$105	$1
Prior year increases	—	—
Effectively settled with taxing authorities	—	—
Decrease for lapse in statute	—	—
Balance, December 31, 2024	$105	$1
Prior years increases	—	—
Effectively settled with taxing authorities	—	—
Decrease for lapse in statute	—	—
Balance, December 31, 2025	$105	$1

The Registrants recognize interest expense or income and penalties related to uncertain tax positions in income taxes by applying the applicable statutory interest rate to the difference between the tax position recognized and the amount previously taken, or expected to be taken, on the tax return. The Registrants include interest expense or income and penalties in the provision for income taxes. Due to uncertain tax positions that were effectively settled with tax authorities during 2023, approximately $9 million in net interest was reversed at JCP&L. During 2025, the Registrants recognized an immaterial amount of interest associated with their unrecognized tax benefits, and their respective cumulative net interest payable balance as of December 31, 2025 was also not material.

FirstEnergy's consolidated federal income tax returns for years 2022 and forward remain open to potential IRS examination. JCP&L is a party to the FirstEnergy consolidated group for federal income taxes, and as a result, is included in FirstEnergy's consolidated federal income tax returns. FET and subsidiaries are parties to their own consolidated federal income tax return for the period starting in 2024 subsequent to the closing of the FET Equity Interest Sale, and such return remains open to potential IRS examination. Prior to the FET Equity Interest Sale, FET and its subsidiaries were also parties to the FirstEnergy consolidated group for federal income taxes. FirstEnergy's state and local income tax returns remain open to potential examination in various jurisdictions from 2021 and forward. JCP&L's state income tax return in New Jersey remains open to potential examinations from 2021 and forward.

Income taxes paid, net of refunds, for the years ended December 31, 2025, 2024 and 2023, are as follows:

	For the Years Ended December 31,
	FirstEnergy			JCP&L
(In millions)	2025	2024	2023	2025	2024	2023
Federal payments (receipts)
Internal Revenue Service	$48	$146	$49	$(15)	$(93)	$(11)
Total Federal	48	146	49	(15)	(93)	(11)

State & Municipal payments (receipts)
New Jersey	—	(8)	—	—	(8)	—
Pennsylvania	21	21	8	—	—	—
Other	4	2	1	—	—	—
Total State & Municipal	25	15	9	—	(8)	—

Total Income Taxes Paid (net of Refunds)	$73	$161	$58	$(15)	$(101)	$(11)

General Taxes

General tax expense for the years ended December 31, 2025, 2024 and 2023, recognized in continuing operations is summarized as follows:

FirstEnergy (In millions)	For the Years Ended December 31,
	2025	2024	2023
kWh excise	$189	$186	$185
State gross receipts	278	247	235
Real and personal property	735	642	615
Social security and unemployment	126	113	113
Other	17	24	16
Total general taxes	$1,345	$1,212	$1,164

JCP&L (In millions)	For the Years Ended December 31,
	2025	2024	2023

Real and personal property	$7	$6	$7
Social security and unemployment	16	15	14
Total general taxes	$23	$21	$21
7. LEASES

The disclosures in this note apply to both Registrants, unless indicated otherwise.

The Registrants primarily lease vehicles as well as building space, office equipment, and other property and equipment under cancellable and non-cancelable leases. The Registrants do not have any material leases in which they are the lessor.

The Registrants account for leases under, "Leases (Topic 842)". Leases with an initial term of 12 months or less are recognized as lease expense on a straight-line basis over the lease term and not recorded on the balance sheet. Most leases include one or more options to renew, with renewal terms that can extend the lease term from 1 to 40 years, and certain leases include options to terminate. The exercise of lease renewal options is at FirstEnergy’s sole discretion. Renewal options are included within the lease liability if they are reasonably certain based on various factors relative to the contract. Certain leases also include options to purchase the leased property. The depreciable life of leased assets and leasehold improvements are limited by the expected lease term unless there is a transfer of title or purchase option reasonably certain of exercise. The Registrants' lease agreements do not contain any material restrictive covenants. The Registrants have elected a policy to not separate lease components from non-lease components for all asset classes.

For vehicles leased under certain master lease agreements, the lessor is guaranteed a residual value up to a stated percentage of the equipment cost at the end of the lease term. If the actual fair value of the leased equipment is below the guaranteed residual value at the end of the lease term, the Registrants are committed to pay the difference in the actual fair value and the residual value guarantee. The Registrants do not believe it is probable that it will be required to pay anything pertaining to the residual value guarantee, and the lease liabilities and right-of-use assets are measured accordingly.

Finance leases for assets used in regulated operations are recognized in the Registrants' Statements of Income and Comprehensive Income such that amortization of the right-of-use asset and interest on lease liabilities equals the expense recorded for ratemaking purposes. Finance leases for regulated and non-regulated operations are accounted for as if the assets were owned and financed, with associated expense recognized in Interest expense and Provision for depreciation on the Registrants' Statements of Income and Comprehensive Income, while all operating lease expenses are recognized in Other operating expense.

The following tables represent FirstEnergy's components of lease expense for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31, 2025
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs(1)	$106	$2	$5	$113

Finance lease costs:
Amortization of right-of-use assets	—	1	2	3
Interest on lease liabilities	—	2	—	2
Total finance lease cost	—	3	2	5
Total lease cost	$106	$5	$7	$118
(1) Includes $45 million of short-term lease costs.

	For the Year Ended December 31, 2024
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs(1)	$82	$3	$6	$91

Finance lease costs:
Amortization of right-of-use assets	1	1	2	4
Interest on lease liabilities	—	2	—	2
Total finance lease cost	1	3	2	6
Total lease cost	$83	$6	$8	$97
(1) Includes $35 million of short-term lease costs.

	For the Year Ended December 31, 2023
(In millions)	Vehicles	Buildings	Other	Total
Operating lease costs(1)	$60	$5	$14	$79

Finance lease costs:
Amortization of right-of-use assets	4	2	2	8
Interest on lease liabilities	—	5	—	5
Total finance lease cost	4	7	2	13
Total lease cost	$64	$12	$16	$92
(1) Includes $27 million of short-term lease costs.

The following table represents JCP&L's components of lease expense for the years ended December 31, 2025, 2024 and 2023:

	For the Year Ended December 31,
(In millions)	2025	2024	2023
Operating lease costs(1)	$13	$11	$11

Finance lease costs:
Amortization of right-of-use assets	1	1	1
Interest on lease liabilities	1	1	1
Total finance lease cost	2	2	2
Total lease cost	$15	$13	$13
(1) Includes short-term lease costs of $1 million for the year ended December 31, 2025 and $2 million for the years ended December 31, 2024 and 2023.

Supplemental cash flow information related to FirstEnergy's leases was as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$71	$60	$54
Operating cash flows from finance leases	2	2	3
Finance cash flows from finance leases	2	2	8

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$104	$69	$13
Finance leases	—	—	—

Supplemental cash flow information related to JCP&L's leases was as follows:

	For the Years Ended December 31,
(In millions)	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13	$12	$11
Operating cash flows from finance leases	1	1	1
Finance cash flows from finance leases	2	1	1

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$24	$10	$3
Finance leases	—	—	—

Lease terms and discount rates for FirstEnergy were as follows:

	As of December 31,
	2025	2024	2023
Weighted-average remaining lease terms (years)
Operating leases	6.40	5.62	5.93
Finance leases	12.79	12.38	12.26

Weighted-average discount rate(1)
Operating leases	5.16%	5.00%	4.51%
Finance leases	16.24%	15.39%	14.73%
(1) When an implicit rate is not readily determinable, an incremental borrowing rate is utilized, determining the present value of lease payments. The rate is determined based on expected term and information available at the commencement date.

Lease terms and discount rates for JCP&L were as follows:

	As of December 31,
	2025	2024	2023
Weighted-average remaining lease terms (years)
Operating leases	9.39	6.00	6.60
Finance leases	12.15	9.60	10.30

Weighted-average discount rate(1)
Operating leases	5.83%	5.76%	5.68%
Finance leases	15.94%	16.07%	16.15%
(1) When an implicit rate is not readily determinable, an incremental borrowing rate is utilized, determining the present value of lease payments. The rate is determined based on expected term and information available at the commencement date.

Supplemental balance sheet information related to FirstEnergy's leases was as follows:

		As of December 31,
(In millions)	Financial Statement Line Item	2025	2024

Assets
Operating lease(1)	Deferred charges and other assets	$276	$228
Finance lease(2)	Property, plant and equipment	31	32
Total leased assets		$307	$260

Liabilities
Current:
Operating	Other current liabilities	$60	$51
Finance	Currently payable long-term debt	3	3

Noncurrent:
Operating	Other noncurrent liabilities	227	192
Finance	Long-term debt and other long-term obligations	7	9
Total leased liabilities		$297	$255
(1) Operating lease assets are recorded net of accumulated amortization of $217 million and $174 million as of December 31, 2025 and 2024, respectively.
(2) Finance lease assets are recorded net of accumulated amortization of $17 million and $14 million as of December 31, 2025 and 2024, respectively.

Supplemental balance sheet information related to JCP&L's leases was as follows:

		As of December 31,
(In millions)	Financial Statement Line Item	2025	2024

Assets
Operating lease(1)	Deferred charges and other assets	$58	$43
Finance lease(2)	Property, plant and equipment	6	6
Total leased assets		$64	$49

Liabilities
Current:
Operating	Other current liabilities	$11	$11
Finance	Currently payable long-term debt	2	1

Noncurrent:
Operating	Other noncurrent liabilities	56	43
Finance	Long-term debt and other long-term obligations	2	4
Total leased liabilities		$71	$59
(1) Operating lease assets are recorded net of accumulated amortization of $36 million and $30 million as of December 31, 2025 and 2024, respectively.
(2) Finance lease assets are recorded net of accumulated amortization of $6 million and $5 million as of December 31, 2025 and 2024, respectively.

Maturities of FirstEnergy's lease liabilities as of December 31, 2025, were as follows:

(In millions)	Operating Leases	Finance Leases	Total
2026	$72	$4	$76
2027	61	3	64
2028	58	4	62
2029	43	—	43
2030	29	—	29
Thereafter	85	—	85
Total lease payments(1)	348	11	359
Less imputed interest	61	1	62
Total net present value	$287	$10	$297
(1) Operating lease payments for certain leases are offset by sublease receipts of $6 million over 7 years.

Maturities of JCP&L's lease liabilities as of December 31, 2025, were as follows:

(In millions)	Operating Leases	Finance Leases	Total
2026	$13	$2	$15
2027	11	2	13
2028	13	—	13
2029	9	—	9
2030	7	—	7
Thereafter	42	—	42
Total lease payments(1)	95	4	99
Less imputed interest	28	—	28
Total net present value	$67	$4	$71
(1) Operating lease payments for certain leases are offset by sublease receipts of $5 million over 7 years.

As of December 31, 2025, lease agreements for vehicles and fiber lines that have not yet commenced for FirstEnergy are $14 million, which are expected to commence from 2026-2045 with lease terms of 5 to 20 years, and lease agreements for vehicles and fiber lines that have not yet commenced for JCP&L are $2 million, which are expected to commence in the next 18 months with lease terms of 5 to 20 years. In November 2024, JCP&L entered into a 22 year lease agreement for a new office located in Morris Plains, New Jersey. The lease commenced on November 25, 2025, and JCP&L took possession of the space to begin tenant improvements. The lease is classified as an operating lease, and a right-of-use asset of $16 million and a lease liability of $17 million were recognized by the Registrants on the commencement date, which amounts are reflected in the tables above.
8. VARIABLE INTEREST ENTITIES

The disclosures in this note apply to both Registrants, unless indicated otherwise.

The Registrants perform qualitative analyses to determine whether a variable interest qualifies them as the primary beneficiary (a controlling financial interest) of a VIE. An enterprise has a controlling financial interest if it has both: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Registrants consolidate a VIE when it is determined that it is the primary beneficiary. JCP&L does not have any consolidated or unconsolidated VIE's.

In order to evaluate contracts for consolidation treatment and entities for which FirstEnergy has an interest, FirstEnergy aggregates variable interests into categories based on similar risk characteristics and significance.

FirstEnergy - Consolidated VIEs
VIEs in which FirstEnergy is the primary beneficiary consist of the following and are included in FirstEnergy’s consolidated financial statements:
•Securitization Companies

•Ohio Securitization Companies - In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of December 31, 2025 and 2024, $159 million and $175 million of the phase-in recovery bonds were outstanding, respectively.

•MP and PE Environmental Funding Companies - The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of December 31, 2025 and 2024, $156 million and $188 million of environmental control bonds were outstanding, respectively.

•FirstEnergy's Consolidated Balance Sheets includes restricted cash of 40 million as of December 31, 2025 and 2024 which is related to cash collected from MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies.

•FET

•FET is a holding company that owns equity interests in ATSI, MAIT, TrAIL and PATH. As further discussed above, on February 2, 2023, FE entered into an agreement with Brookfield to sell an incremental 30% equity interest in FET, which closed on March 25, 2024. As of December 31, 2025 FE’s equity ownership in FET is 50.1% and Brookfield’s is 49.9%. FirstEnergy has concluded that FET is a VIE and that FE is the primary beneficiary because FE has exposure to the economics of FET and the power to direct significant activities of FET through the FESC services agreement, which represents a separate variable interest.

•Although Brookfield was granted incremental consent rights upon the closing of the FET Equity Interest Sale, Brookfield will not have unilateral control over any activities that most significantly impact FET’s economic performance. However, FE will continue to retain power over the activities that most significantly impact FET’s economic performance through its incremental decision making rights under the existing FESC services agreement, through which executive management and workforce services are provided to FET. As a result, FE is the primary beneficiary of FET, which will continue to be consolidated in FirstEnergy’s financial statements.

•The assets of FET can only be used to settle its obligations, and creditors of FET do not have recourse to the general credit of FirstEnergy.

FirstEnergy - Unconsolidated VIEs

FirstEnergy is not the primary beneficiary of PATH-WV, as further discussed above in Note 1., Organization and Basis of Information – Equity Method Investments,” of the Combined Notes to Financial Statements of the Registrants. FirstEnergy was also not the primary beneficiary of its former 33-1/3% equity ownership in Global Holding, which was sold to WMB Marketing Ventures, LLC and Pinesdale LLC in July 2025.

•Valley Link - As of December 31, 2025, Valley Link is considered a VIE. Amounts related to Valley Link are immaterial for the year ended December 31, 2025. See Note 1., "Organization and Basis of Information – Equity Method Investments,” of the Combined Notes to Financial Statements of the Registrants for additional information related to Valley Link.

In 2025, FET, DominionHV and Transource issued an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of December 31, 2025, the fair value of FET’s support obligations relating to the Valley Link credit facility was immaterial.
9. ASSET RETIREMENT OBLIGATIONS

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

The following table summarizes the changes to the ARO balances as of December 31, 2025, and 2024.

	FirstEnergy	JCP&L
	(In millions)
Balance, January 1, 2024	$209	$7
Changes in timing and amount of estimated cash flows	131	—
Liabilities incurred	95	—
Liabilities settled	(4)	—
Accretion	24	1
Balance, December 31, 2024	455	8
Changes in timing and amount of estimated cash flows	(51)	—
Liabilities incurred	1	—
Liabilities settled (1)	(154)	—
Accretion	26	—
Balance, December 31, 2025	$277	$8
(1) FirstEnergy amounts include the transfer of the McElroy’s Run CCR impoundment facility as well as the adjacent dry landfill and related remediation obligations to a subsidiary of IDA Power, LLC, as further discussed below.
During 2024, as a result of the evaluation of closure options for McElroy’s Run CCR impoundment facility and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million, included within "Other operating expenses" and Corporate/Other for segment reporting. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the year ended December 31, 2025, AE Supply made $46 million of cash payments to the escrow account.

As further discussed in Note 14., “Commitments, Guarantees, and Contingencies - Regulation of Waste Disposal,” of the Combined Notes to Financial Statements of the Registrants on May 8, 2024, the EPA finalized changes to the CCR rule addressing certain legacy CCR disposal sites that were not included in previous CCR rules. As a result, during 2024, FirstEnergy performed a preliminary assessment of former CCR disposal sites and calculated an initial estimate applying historical experience in remediating comparable sites. As a result, FirstEnergy recorded a $139 million increase to its ARO in 2024, of which $113 million is included in “Other operating expenses” on the Consolidated Statements of Income and was not capitalized as an asset retirement cost since the associated electric generation facilities are closed. Of the $113 million expensed in 2024, $16 million is included with Integrated, $46 million is included within Distribution and $51 million at Corporate/Other for segment reporting. JCP&L did not have any legacy CCR disposal sites that were applicable to the new CCR rule.

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

During the fourth quarter of 2025, FirstEnergy completed engineering studies and field analysis for certain of its legacy CCR disposal sites and determined that certain of those sites did not meet criteria to be applicable to the CCR rules. As a result, during the fourth quarter of 2025, FirstEnergy recorded a $49 million decrease to its ARO, all of which is included in "Other operating expenses" on the Consolidated Statements of Income and was not capitalized as an asset retirement cost since the associated electric generation facilities are closed. Of this $49 million pre-tax decrease to expense, $17 million is included at Integrated and $32 million at Corporate/Other for FirstEnergy's segment reporting.

10. FAIR VALUE MEASUREMENTS
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

The Registrants primarily apply the market approach for recurring fair value measurements using the best information available. Accordingly, the Registrants maximize the use of observable inputs and minimizes the use of unobservable inputs. There were no changes in valuation methodologies used as of December 31, 2025, from those used as of December 31, 2024. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

For investments reported at NAV where there is no readily determinable fair value, a practical expedient is available that allows the NAV to approximate fair value. Investments that use NAV as a practical expedient are excluded from the requirement to be categorized within the fair value hierarchy tables. Instead, these investments are reported outside of the fair value hierarchy tables to assist in the reconciliation of investment balances reported in the tables to the balance sheet. The Registrants have elected the NAV practical expedient for investments in private equity funds, insurance-linked securities, hedge funds (absolute return) and real estate funds held within the pension plan. See Note 4., "Pension and Other Postemployment Benefits,” of the Combined Notes to Financial Statements of the Registrants for the pension financial assets accounted for at fair value by level within the fair value hierarchy.

The following tables set forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy:

	December 31, 2025				December 31, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$21	$21	$—	$—	$7	$7
Equity securities	2	—	—	2	2	—	—	2
U.S. state debt securities(2)	—	280	—	280	—	276	—	276
Cash, cash equivalents and restricted cash(3)	99	—	—	99	154	—	—	154
Other(4)	—	56	—	56	—	45	—	45
Total assets	$101	$336	$21	$458	$156	$321	$7	$484

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(1)	$(1)	$—	$—	$—	$—
Total liabilities	$—	$—	$(1)	$(1)	$—	$—	$—	$—

Net assets (liabilities)	$101	$336	$20	$457	$156	$321	$7	$484
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Related to JCP&L’s investments held in the spent nuclear fuel disposal trusts, see below.
(3) Restricted cash of $42 million and $43 million as of December 31, 2025 and 2024, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies. See Note 11., "Capitalization,” of the Combined Notes to Financial Statements of the Registrants for additional information.
(4) Primarily consists of short-term investments, of which $17 million and $6 million as of December 31, 2025, and December 31, 2024, respectively, are held by JCP&L.

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

Spent Nuclear Fuel Disposal Trusts

JCP&L holds debt securities within the spent nuclear fuel disposal trust, which are classified as AFS securities, recognized at fair market value. The trust is intended for funding spent nuclear fuel disposal fees to the United States Department of Energy associated with the previously owned Oyster Creek and Three Mile Island Unit 1 nuclear power facilities.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in nuclear fuel disposal trusts as of December 31, 2025 and 2024:

	December 31, 2025(1)				December 31, 2024(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)
Debt securities	$290	$2	$(12)	$280	$299	$—	$(23)	$276
(1) Excludes short-term cash investments of $17 million as of December 31, 2025.
(2) Excludes short-term cash investments of $6 million as of December 31, 2024.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the years ended December 31, 2025, 2024 and 2023, were as follows for the Registrants:

	For the Years Ended December 31,
	2025	2024	2023
	(In millions)
Sale Proceeds	$102	$121	$38
Realized Gains	1	—	—
Realized Losses	(12)	(15)	(3)
Interest and Dividend Income	13	13	12

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies and equity method investments. Earnings and losses associated with corporate-owned life insurance policies and equity method investments are reflected in the “Miscellaneous Income, net” line of FirstEnergy’s Consolidated Statements of Income. Other investments were $344 million and $370 million as of December 31, 2025 and 2024, respectively, and are excluded from the amounts reported above. See Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants for additional information on FirstEnergy's equity method investments.

For the years ended December 31, 2025, 2024 and 2023, pre-tax income related to corporate-owned life insurance policies were $19 million, $16 million and $18 million, respectively. Corporate-owned life insurance policies are valued using the cash surrender value and any changes in value during the period are recognized as income or expense.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as Short-term borrowings on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, the Registrants believe that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of December 31, 2025 and 2024:

	As of December 31
FirstEnergy	2025	2024
	(In millions)
Carrying Value	$26,390	$23,594
Fair Value	$25,756	$22,128

	As of December 31
JCP&L	2025	2024
	(In millions)
Carrying Value	$3,050	$2,350
Fair Value	$3,059	$2,284

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of the Registrants. The Registrants classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of December 31, 2025 and 2024.

See Note 11., "Capitalization,” of the Combined Notes to Financial Statements of the Registrants for further information on long-term debt issued and redeemed during the twelve months ended December 31, 2025.

11. CAPITALIZATION
The disclosures in this note apply to both Registrants, unless indicated otherwise.

COMMON STOCK

Dividends

Dividends declared and paid per share of FE common stock during 2025 and 2024 were as follows:

	Dividends Declared		Dividends Paid
	2025	2024	2025	2024
Q1	$0.445	$0.425	$0.425	$0.410
Q2	—	—	0.445	0.425
Q3	0.890	0.850	0.445	0.425
Q4	0.445	0.425	0.445	0.425
Total	$1.780	$1.700	$1.760	$1.685

The amount and timing of all dividend declarations are subject to the discretion of the FE Board and its consideration of earnings, cash flows, credit metrics, as well as general economic and business conditions. In addition to declaring dividends from retained earnings, FE can declare dividends from paid-in capital accounts.

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

FE realized an approximate $7 billion tax gain in 2024 from closing the FET Equity Interest Sale, which created sufficient earnings and profits to cause distributions made during 2024 and 2025 to be characterized as dividends for federal income tax purposes. Although FirstEnergy anticipates, based on current projections of earnings and profits, that distributions in the next several years also may be characterized as dividends for federal income tax purposes, such estimates can change and upon such characterization, shareholders are urged to consult their own tax advisors regarding the income tax treatment of FE's distributions to them.

In addition to paying dividends from retained earnings, the Ohio Companies and JCP&L have authorization from FERC to pay cash dividends to FE from paid-in capital accounts, as long as their FERC-defined equity-to-total-capitalization ratio remains above 35%. FERC also approved such authorization for TrAIL to pay cash dividends to FET from paid in-capital accounts in December 2025. In addition, AGC has authorization from FERC to pay cash dividends to its parent, MP, from paid-in capital accounts, as long as its FERC-defined equity-to-total-capitalization ratio remains above 45%. The governance documents, indentures, regulatory limitations, and FET P&SA II, and various other agreements, including those relating to the long-term debt of certain FirstEnergy subsidiaries contain provisions that could further restrict the payment of dividends on their common stock. As of December 31, 2025, none of these provisions materially restricted FirstEnergy subsidiaries’ abilities to pay cash dividends to their respective parent company.

Common Stock Issuance

FE issued approximately 1 million shares of common stock in 2025, 3 million shares of common stock in 2024 and 2 million shares of common stock in 2023 to registered shareholders and its directors and the employees of its subsidiaries under its Stock Investment Plan and certain share-based benefit plans.

PREFERRED AND PREFERENCE STOCK

FirstEnergy and certain of its subsidiaries are authorized to issue preferred stock and preference stock as of December 31, 2025, as follows:

	Preferred Stock		Preference Stock
	Shares Authorized	Par Value	Shares Authorized	Par Value
FE	5,000,000	$100
OE	6,000,000	$100	8,000,000	no par
OE	8,000,000	$25
CEI	4,000,000	no par	3,000,000	no par
TE	3,000,000	$100	5,000,000	$25
TE	12,000,000	$25
JCP&L	15,600,000	no par
MP	940,000	$100
PE	10,000,000	$0.01

As of December 31, 2025 and 2024, there were no preferred stock or preference stock outstanding.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

The following tables present outstanding long-term debt and finance lease obligations for FirstEnergy and JCP&L as of December 31, 2025 and 2024:

FirstEnergy	As of December 31, 2025		As of December 31,
	Maturity Date	Interest Rate	2025	2024
			(In millions)
FMBs and secured notes - fixed rate	2026-2059	2.650% - 8.250%	$5,214	$4,963
Unsecured notes - fixed rate	2026-2050	2.250% - 6.875%	21,176	18,631
Finance lease obligations			10	12
Unamortized debt discounts			(20)	(14)
Unamortized debt issuance costs			(150)	(122)
Unamortized fair value adjustments			1	3
Currently payable long-term debt			(723)	(977)
Total long-term debt and other long-term obligations			$25,508	$22,496

JCP&L	As of December 31, 2025		As of December 31,
	Maturity Date	Interest Rate	2025	2024
			(In millions)
Unsecured notes - fixed rate	2029-2037	2.750% - 6.400%	$3,050	$2,350
Finance lease obligations			4	5
Unamortized debt premiums/discounts			(7)	(4)
Unamortized debt issuance costs			(22)	(11)
Currently payable long-term debt			(2)	(1)
Total long-term debt and other long-term obligations			$3,023	$2,339
See Note 7., "Leases,” of the Combined Notes to Financial Statements of the Registrants for additional information related to finance leases.

FirstEnergy had the following redemptions and issuances during the twelve months ended December 31, 2025:

Company	Type	Redemption/Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE	Senior Unsecured Notes	March, 2025	2.05%	2025	$300	FE redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	May, 2025	3.76%	2025	$75	TrAIL redeemed unsecured notes that became due.
TrAIL	Senior Unsecured Notes	June, 2025	3.85%	2025	$550	TrAIL redeemed unsecured notes that became due.
FE	Senior Unsecured Convertible Notes	June, 2025	4.00%	2026	$1,206	FE repurchased approximately $1,206 million of the principal amount of its 2026 Convertible Notes for $1,225 million, including a premium of approximately $19 million.
JCP&L	Senior Unsecured Notes	October, 2025	4.30%	2026	$650	On October 16, 2025, JCP&L redeemed $650 million of 4.30% senior notes due 2026.
FE	Senior Unsecured Notes	December, 2025	1.60%	2026	$300	On December 31, 2025, FE redeemed $300 million of 1.60% senior notes due 2026.
Issuances
TrAIL	Senior Unsecured Notes	April, 2025	5.00%	2031	$600	Proceeds were used to redeem senior notes that came due in 2025, to refinance existing debt, for working capital, and for other general corporate purposes.
ATSI	Senior Unsecured Notes	May, 2025	5.00%	2030	$225	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
OE	Senior Unsecured Notes	May, 2025	4.95%	2029	$300	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
MAIT	Senior Unsecured Notes	June, 2025	5.00%	2031	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
PE	FMBs	June, 2025	5.00%	2030	$200	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
TE	Senior Secured Notes	June, 2025	5.18%	2030	$100	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
FE	Senior Unsecured Convertible Notes	June, 2025	3.63%	2029	$1,350	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.
FE	Senior Unsecured Convertible Notes	June, 2025	3.88%	2031	$1,150	Proceeds were used to refinance existing debt, to repurchase a portion of its 2026 Convertible Notes, and for other general corporate purposes.
FET	Senior Unsecured Notes	August, 2025	4.75%	2033	$450	Proceeds were used to refinance existing debt, to finance capital expenditures, for working capital, and for other general corporate purposes.
JCP&L	Senior Unsecured Notes	September, 2025	4.15%	2029	$350
Proceeds were used to refinance existing debt, including the repayment of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

JCP&L	Senior Unsecured Notes	September, 2025	4.40%	2031	$500
Proceeds were used to refinance existing debt, including the repayment of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

JCP&L	Senior Unsecured Notes	September, 2025	5.15%	2036	$500
Proceeds were used to refinance existing debt, including the repayment of the remaining $650 million aggregate principal amount of JCP&L’s 4.30% senior notes due 2026, to finance capital expenditures, and for other general corporate purposes.

(1) Excludes principal payments on securitized bonds.

FE Convertible Notes Issuance

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

Through the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Convertible Notes may convert all or any portion of their 2026 Convertible Notes at their option at any time at the conversion rate then in effect. FE will settle conversions of the 2026 Convertible Notes, if any, by paying cash for the aggregate principal amount of the 2026 Convertible Notes being converted and its conversion obligation in excess of such aggregate principal amount.

The amount of consideration that a holder will receive upon conversion will be determined by reference to the volume-weighted average price of FE’s common stock for each trading day in a 40 trading day observation period. For any conversions on or after February 1, 2026, this period would be the 40 consecutive trading days beginning on, and including, the 41st scheduled trading day immediately preceding the maturity date.

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

If FE undergoes a fundamental change (as defined in the relevant indenture), subject to certain conditions, holders of the 2026 Convertible Notes, 2029 Convertible Notes and/or 2031 Convertible Notes may require FE to repurchase for cash all or any portion of their notes at a repurchase price equal to 100% of the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date (as defined in the relevant indenture). In addition, following certain corporate events that occur prior to the maturity date with respect to a series of convertible notes (and, in the case of the 2031 Convertible Notes, if FE delivers a notice of redemption with respect to the 2031

Convertible Notes), FE will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes of such series in connection with such corporate event or redemption, as applicable.

Separate from the issuance of the 2029 Convertible Notes and 2031 Convertible Notes, FE repurchased approximately $1.2 billion aggregate principal amount of the 2026 Convertible Notes, using a portion of the proceeds from the offering of the 2029 Convertible Notes and 2031 Convertible Notes described above. FE may, in the future, effect additional repurchases of remaining outstanding 2026 Convertible Notes.

FET Senior Notes and Registration Rights

On August 13, 2025, FET issued $450 million of senior unsecured notes due in 2033, in a private offering that included a registration rights agreement in which FET agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days of closing of the offering. On November 4, 2025, FET filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on December 3, 2025. On January 21, 2026, FET completed the exchange offer of these senior notes for like principal amounts registered under the Securities Act.

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

Scheduled Debt Repayments

The following table presents scheduled debt repayments or debt that has been noticed for redemption for outstanding long-term debt, excluding finance leases, fair value purchase accounting adjustments and unamortized debt discounts and premiums, for the next five years as of December 31, 2025.

FirstEnergy (In millions)	2026	2027	2028	2029	2030
Scheduled debt repayments	$720	$2,003	$2,453	$3,064	$2,456

JCP&L (In millions)	2026	2027	2028	2029	2030
Scheduled debt repayments	$—	$—	$—	$350	$—

Securitized Bonds

Environmental Control Bonds

The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of December 31, 2025 and 2024, $156 million and $188 million of environmental control bonds were outstanding, respectively.

Phase-In Recovery Bonds

In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable utility. As of December 31, 2025 and 2024, $159 million and $175 million of the phase-in recovery bonds were outstanding, respectively.

FMBs

The Ohio Companies, FE PA, MP and PE each have a first mortgage indenture under which they can issue FMBs secured by a direct first mortgage lien on substantially all of their property and franchises, other than specifically excepted property. The outstanding debt under the FMBs of specific FE PA predecessors (WP and Penn) were assumed by FE PA.

Debt Covenant Default Provisions

FirstEnergy has various debt covenants under certain financing arrangements, including its revolving credit facilities and term loans. The most restrictive of the debt covenants relate to the nonpayment of interest and/or principal on such debt and the maintenance of certain financial ratios. The failure by FirstEnergy to comply with the covenants contained in its financing arrangements could result in an event of default, which may have an adverse effect on its financial condition. As of December 31, 2025, FirstEnergy remains in compliance with all debt covenant provisions.

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

FirstEnergy had $325 million and $550 million of outstanding short-term borrowings as of December 31, 2025 and 2024, respectively.

JCP&L had $93 million and $22 million of outstanding short-term borrowings as of December 31, 2025 and 2024, respectively.

On October 27, 2025, FE, the Electric Companies, Transmission Companies and FET, each entered into an amended credit facility to, among other things: (i) remove the 10 basis point credit spread adjustment from the interest rate calculation; (ii) permit a one-week interest period for any Term Benchmark Advance (as defined under each of the Amended Credit Facilities) based upon daily simple SOFR; and (iii) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2028 to October 20, 2029 for the KATCo credit facility, (b) from October 20, 2029 to October 20, 2030 for the FET credit facility and (c) from October 18, 2028 to October 18, 2029 for the remaining Amended Credit Facilities.

As of December 31, 2025, available liquidity under the Credit Facilities totaled approximately $5.6 billion. JCP&L's available liquidity under its credit facility as of December 31, 2025 was $750 million.

Borrowings under each of the Amended Credit Facilities may be used for working capital and other general corporate purposes. Generally, borrowings under each of the credit facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the Amended Credit Facilities contain financial covenants requiring each borrower, with the exception of FE, to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the Amended Credit Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter. FE is required under its credit facility to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters.

Subject to each borrower’s sublimit, certain amounts are available for the issuance of LOCs (subject to borrowings drawn under the Amended Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Amended Credit Facilities and against the applicable borrower’s borrowing sublimit. As of December 31, 2025, FirstEnergy had $185 million in outstanding LOCs, $52 million of which are issued under the Amended Credit Facilities.

Each of the Amended Credit Facilities do not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the Amended Credit Facilities are related to the credit ratings of the company borrowing the funds. Additionally, borrowings under each of the credit facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of December 31, 2025, FE was in compliance with its applicable consolidated interest coverage ratio and the Electric Companies, the Transmission Companies, and FET were each in compliance with their debt-to-total-capitalization ratio covenants under each of their Amended Credit Facilities.

FirstEnergy Money Pools

FirstEnergy’s regulated operating subsidiary companies also have the ability to borrow from each other and FE to meet their short-term working capital requirements. Effective September 23, 2024, AGC and KATCo became participants in the regulated companies’ money pool. Similar but separate arrangements exist among FirstEnergy’s unregulated companies with AE Supply, FE, FET, FEV and certain other unregulated subsidiaries. As of June 1, 2024, FET no longer participates in the unregulated money pool. FESC administers these money pools and tracks surplus funds of FE and the respective regulated and unregulated subsidiaries, as the case may be, as well as proceeds available from bank borrowings. Companies receiving a loan under the money pool agreements must repay the principal amount of the loan, together with accrued interest, within 364 days of borrowing the funds. The rate of interest is the same for each company receiving a loan from their respective pool and is based on the average cost of funds available through the pool.

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2025	2024	2025	2024
For the Years Ended December 31,	4.51%	5.74%	4.89%	6.44%

Weighted Average Interest Rates

FirstEnergy - The annual weighted average interest rates on short-term borrowings through the years ended December 31, 2025 and 2024 were 5.72% and 7.10%, respectively.

JCP&L - The annual weighted average interest rates on short-term borrowings through the years ended December 31, 2025 and 2024 were 7.58% and 6.76%, respectively.

13. REGULATORY MATTERS

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

The following table summarizes the key terms of state base rate orders in effect for the Electric Companies as of December 31, 2025:

Company	Rates Effective For Customers	Allowed Debt/Equity Capital Structure	Allowed ROE
CEI (1)	May 2009	51%/ 49%	10.5%
FE PA	January 2025	Settled(2)	Settled(2)
MP	March 2024	Settled(2)	9.8%
JCP&L	June 2024	48.1% / 51.9%	9.6%
OE (1)	January 2009	51% /49%	10.5%
PE (West Virginia)	March 2024	Settled(2)	9.8%
PE (Maryland)	October 2023	47% / 53%	9.5%
TE (1)	January 2009	51% / 49%	10.5%
(1) On November 19, 2025, the PUCO issued an order in the Ohio Companies’ base rate case that authorized a capital structure of 48.8% debt and 51.2% equity, and an ROE of 9.63%. New rates reflecting this order were not yet in effect as of December 31, 2025.
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

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC. Additionally, at the direction of the MDPSC, PE together with other Maryland utilities were required to address GHG reductions in addition to energy efficiency. In compliance with the MDPSC directive, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE recovers EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Consistent with an MDPSC order dated December 29, 2022, phasing out the unamortized balances of EmPOWER Maryland investments, PE is required to expense 67% of its EmPOWER Maryland program costs in 2025, and 100% in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. Legislation which took effect on July 1, 2024 is expected to reduce the carrying costs on the EmPOWER Maryland unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER Maryland surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. On August 6, 2025, the Circuit Court for Washington County, Maryland issued an order granting PE’s petition, finding that the legislature may not change terms to apply retroactively to monies already expended. MDPSC and the Maryland Office of People’s Counsel have each appealed the decision. On November 14, 2025, the Appellate Court of Maryland issued an order denying the unopposed motion of the Attorney General of Maryland to Intervene without prejudice to the ability to file an amicus curiae brief, which the Attorney General filed on December 30, 2025. PE's response brief was filed on January 21, 2026.

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

On September 17, 2021, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US LLC and EDF Renewables North America, JCP&L submitted a proposal to the NJBPU and PJM to build transmission infrastructure connecting offshore wind-generated electricity to the New Jersey power grid. On October 26, 2022, the JCP&L proposal was accepted, in part, in an order issued by NJBPU. The proposal, as accepted, included approximately $723 million in investments for JCP&L to both build new and upgrade existing transmission infrastructure. JCP&L’s proposal projects an investment ROE of 10.2% and includes the option for JCP&L to acquire up to a 20% equity stake in Mid-Atlantic Offshore Development, LLC. The resulting rates associated with the project are expected to be shared among the ratepayers of all New Jersey electric utilities. On April 17, 2023, JCP&L applied for the FERC “abandonment” transmission rates incentive, which would provide for recovery of 100% of the cancelled prudent project costs that are incurred after the incentive is approved, and 50% of the costs incurred prior to that date, in the event that some or all of the project is cancelled for reasons beyond JCP&L’s control. On August 21, 2023, FERC approved JCP&L’s application, effective August 22, 2023.

On October 31, 2023, offshore wind developer, Orsted, announced plans to cease development of two offshore wind projects in New Jersey—Ocean Wind 1 and 2—having a combined planned capacity of 2,248 MWs. On January 30, 2025, and February 25, 2025, Shell New Energies US LLC and EDF Renewables North America respectively announced that each was exiting its Atlantic Shores partnership to construct wind energy off the shore of New Jersey. On June 4, 2025, Atlantic Shores filed a petition with the NJBPU, requesting consent to terminate its 1.5 GW offshore wind project. These cancellations are not expected to directly affect JCP&L’s awarded projects.

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

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that included JCP&L, NJBPU Staff and New Jersey Division of Rate Counsel, pursuant to which, among other things, JCP&L agreed to apply a temporary rate credit of $30.00 to each residential electric customer’s monthly bill in July and August 2025 that would be deferred in a regulatory asset and recovered with a charge of $10 applied to each residential bill from September 2025 through February 2026 to recover the amounts deferred, without carry charges, subject to a final reconciliation. As of December 31, 2025, JCP&L's regulatory asset associated with this temporary rate credit was approximately $20 million.

On August 13, 2025, the NJBPU issued an Order to Show Cause reviewing JCP&L’s 2024 Annual System Performance Report, which includes information regarding JCP&L’s systems level of electric service reliability performance during the prior calendar year. Failure to attain NJBPU’s minimum reliability levels may subject JCP&L to a penalty. The NJBPU order alleges JCP&L has failed to achieve minimum reliability levels for calendar years 2022, 2023, and 2024, and directed JCP&L to file an answer demonstrating why the NJBPU should not impose certain penalties upon JCP&L for such failure, which JCP&L filed on October 10, 2025. JCP&L is unable to predict the outcome or estimate the impact of this matter.

On January 14, 2026, the NJBPU issued an order authorizing JCP&L to modify its Lost Revenue Adjustment Mechanism rate rider in its tariff. The modification allows JCP&L to recover the revenue impact of sales losses of approximately $16 million (pre-tax) primarily resulting from the implementation of JCP&L’s Energy Efficiency and Conservation Plan during the one-year period from July 1, 2023, through June 30, 2024. The modification was effective February 1, 2026.

OHIO

Until the rates approved in the 2024 base rate case go into effect, the Ohio Companies will continue to operate under PUCO-approved base distribution rates that became effective in 2009. The Ohio Companies operated under ESP IV through May 31, 2024, which provided for the supply of power to non-shopping customers at a market-based price set through an auction process. From June 1, 2024, until January 31, 2025, the Ohio Companies operated under ESP V, as modified by the PUCO, and as further described below. On December 18, 2024, the PUCO approved the Ohio Companies’ notice to withdraw ESP V and approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. ESP IV, as modified, continues the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with an annual revenue cap of $390 million. In addition, ESP IV, as modified, includes: (1) continuation of a base distribution rate freeze until ESP VI becomes effective or the Ohio Companies’ obtain the PUCO’s staff agreement; (2) a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and (3) contributions, totaling $6.39 million per year to: (a) fund energy conservation, economic development and job retention programs in the Ohio Companies’ service territories; and (b) establish fuel-funds in each of the Ohio Companies’ service territories to assist low-income customers.

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. ESP V, as modified by the PUCO, provided for, among other things, the continuation of existing riders related to purchased power, transmission and uncollectibles, the continuation of the DCR rider with proposed annual revenue cap increases until new base rates are established, the continuation of the AMI rider, and the addition of new riders for recovery of storm and vegetation management expenses. Many of the terms and conditions were to be reconsidered in the base rate case. The ESP V order additionally directed the Ohio Companies to file another base distribution rate case not later than May 31, 2028, contribute $32.5 million during the term of ESP V to fund low-income customer bill assistance programs and bill assistance for income-eligible senior citizens, and to develop an electric vehicle education program to assist customers in transitioning to electric vehicles which was recognized in the second quarter of 2024 within “Other operating expenses” at the Regulated Distribution segment and on FirstEnergy’s Consolidated Statements of Income. Due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider, with an annual revenue cap of $390 million, and denied the Ohio Companies’ request to continue ESP IV’s DCR rider revenue cap increases of $15 million per year. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. The PUCO also denied the Ohio Companies’ request to lift the base rate freeze in ESP IV, permitting the Ohio Companies’ pending base rate case to continue, but prohibiting new rates from going into effect until either the effective date of ESP VI, or the staff agrees that the freeze be lifted and new rates be implemented. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Ohio Supreme Court granted the Ohio Companies motion to intervene in the appeal. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the PUCO and the Ohio Companies, filed their briefs on August 26, 2025, to which OCC and NOAC replied on September 15, 2025.

On January 31, 2025, the Ohio Companies filed an application with the PUCO for ESP VI, for a term beginning on the date new base distribution rates from the pending base rate case go into effect, in an effort to align with the ongoing base distribution rate case, and continuing through May 31, 2028. ESP VI proposed to continue providing power to non-shopping customers at market-based prices set through an auction process, and proposed to continue riders supporting investment in the Ohio Companies’ distribution system, including Rider DCR with annual reliability performance-based revenue cap increases of $37 million to $43 million, and an AMI rider for recovery of approved grid modernization investments. ESP VI additionally proposed riders to support continued maintenance of the distribution system, including recovery of vegetation management and storm restoration operations and maintenance expenses. In addition, ESP VI proposed energy efficiency programs for low-income customers, and included a commitment to spend $6.5 million annually over the ESP VI term, without recovery from customers, on initiatives to assist low-income customers, as well as education and incentives to help ensure customers have good experiences with electric vehicles. On May 15, 2025, the Ohio Governor signed HB 15, which repealed the statute authorizing ESPs in Ohio, effective August 14, 2025. On December 17, 2025, the PUCO dismissed the Ohio Companies’ application for ESP VI due to the repeal of the ESP statute.

On March 14, 2025, as directed by the PUCO in its December 18, 2024, order approving the Ohio Companies’ revised ESP IV tariffs, the Ohio Companies filed with the PUCO a request to commence their statutorily required quadrennial review of ESP IV and establish a proposed schedule. On July 10, 2025, the Ohio Companies withdrew the request for the PUCO to establish a procedural schedule following the May 15, 2025 signing by the Ohio Governor of HB 15 ending the statutory mandate to conduct the quadrennial review, effective August 14, 2025. The OCC filed its response to the Ohio Companies’ notice of withdrawal on July 25, 2025, to which the Ohio Companies replied on August 1, 2025. The matter remains pending before the PUCO.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The Ohio Companies requested a net increase in base distribution revenues of approximately $94 million with a return on equity of 10.8% and capital structures of 44% debt and 56% equity for CEI, 46% debt and 54% equity for OE, and 45% debt and 55% equity for TE, which reflects a roll-in of current riders such as DCR and AMI. Key components of the base rate case filing included a proposal to change pension and OPEB recovery to the delayed recognition method and to implement a mechanism to establish a regulatory asset (or liability) to recover (or refund) net differences between the amount of pension and OPEB expense requested in the proceeding and the actual amount each year using this method. Additionally, the Ohio Companies requested recovery of certain incurred costs, including the impact of major storms, a program to convert streetlights to LEDs, and others. On June 14, 2024, the Ohio Companies filed supporting testimony and on July 31, 2024, filed an update with an adjusted net increase of base distribution revenues of approximately $190 million and incorporated matters in the rate case as directed by the PUCO’s ESP V order. On December 18, 2024, the PUCO issued an order approving the Ohio Companies’ withdrawal of ESP V. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On January 27, 2025, the Ohio Companies notified the PUCO of their intention to update their application for an increase in base distribution rates to remove ESP V related provisions from the base rate case. On November 19, 2025, the PUCO issued an order in the rate case lifting the rate freeze and approving a net increase in base distribution revenues of the Ohio Companies of approximately $34 million, with a return on equity of 9.63% and a hypothetical capital structure of 48.8% debt and 51.2% equity for all three Ohio Companies, which reflects a roll-in of current riders such as DCR and AMI. The PUCO authorized continuance of Rider DCR with a cap increase commensurate with capital investments through January 31, 2025, and approved the Ohio Companies’ proposal to change pension and OPEB recovery to the delayed recognition method. Additionally, the order authorizes recovery of certain deferred costs for storm restoration, operations and maintenance, and energy efficiency programs. As a result of the order, the Ohio Companies recognized a $352 million pre-tax impairment charge related to future recovery disallowances of certain previously capitalized amounts. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025 base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On January 9, 2026, the Ohio Companies filed an expedited motion for ruling on the proposed compliance tariffs and on February 4, 2026, PUCO staff issued a letter recommending that most of the Ohio Companies’ proposed compliance tariffs be approved. The Ohio Companies cannot predict the outcome of the rehearing, but do not expect material changes to the November 2025 order.

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

In 2020, the four proceedings below were opened by the PUCO relating to HB 6. The matters, described in full below, were resolved pursuant to the terms of an order issued by the PUCO on January 7, 2026. The order, which adopted without modification the terms of the stipulation and recommendation filed with the PUCO by the Ohio Companies and fourteen intervenors on December 19, 2026, vacated the approximately $250 million in monetary penalties assessed by the PUCO in its order issued on November 19, 2025. Instead, the January 7, 2026 PUCO order directed the Ohio Companies to pay their customers, among other things, restitution and refunds totaling approximately $275 million ($213 million after-tax), of which, $25 million is recorded in "Other current liabilities" and approximately $250 million is recorded within "Regulatory Liabilities" on FirstEnergy's Consolidated Balance Sheets. The refunds will be paid out over three billing cycles beginning in February 2026 and the matters are now resolved:

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

•On September 15, 2020, the PUCO opened a new proceeding to review the political and charitable spending by the Ohio Companies in support of HB 6 and the subsequent referendum effort, and directed the Ohio Companies to show cause, demonstrating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers. The Ohio Companies initially filed a response stating that the costs of any political or charitable spending in support of HB 6, or the subsequent referendum effort, were not included, directly or indirectly, in any rates or charges paid by customers, but on August 6, 2021, filed a supplemental response explaining that, in light of the facts set forth in the DPA and the findings of the DCR rider audit report further discussed below, political or charitable spending in support of HB 6, or the subsequent referendum effort, affected pole attachment rates paid by approximately $15,000. On October 26, 2021, the OCC filed a motion requesting the PUCO to order an independent external audit to investigate FE’s political and charitable spending related to HB 6, and to appoint an independent review panel to retain and oversee the auditor. In November and December 2021, parties filed comments and reply comments regarding the Ohio Companies’ original and supplemental responses to the PUCO’s September 15, 2020, show cause directive. On May 4, 2022, the PUCO selected a third-party auditor to determine whether the show cause demonstration submitted by the Ohio Companies is sufficient to ensure that the cost of any political or charitable spending in support of HB 6 or the subsequent referendum effort was not included, directly or indirectly, in any rates or charges paid by ratepayers. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On September 30, 2024, the third-party auditor’s report was filed. The audit examined 53 payments totaling approximately $75 million made in support of the passage of HB 6 and subsequent referendum efforts, and concluded that less than $5 million was allocated to the Ohio Companies. The audit report affirmed the Ohio Companies’ conclusion in its August 6, 2021 filing that a rate impact of less than $15,000 was charged to the Ohio Companies’ pole attachment customers associated with political and charitable spending in support of HB 6. On October 22, 2024, parties filed comments on the audit report, and on November 5, 2024, parties filed reply comments. On September 5, 2025, the administrative law judge set a procedural schedule, but stayed it on December 29, 2025.

•In connection with an ongoing audit of the Ohio Companies’ policies and procedures relating to the code of conduct rules between affiliates, on November 4, 2020, the PUCO initiated an additional corporate separation audit as a result of the FirstEnergy leadership transition announcement made on October 29, 2020, as further discussed below. The additional audit is to ensure compliance by the Ohio Companies and their affiliates with corporate separation laws and the Ohio Companies’ corporate separation plan. The additional audit is for the period from November 2016 through October 2020. The final audit report was filed on September 13, 2021. The audit report makes no findings of major non-compliance with Ohio corporate separation requirements, minor non-compliance with eight requirements, and findings of compliance with 23 requirements. Parties filed comments and reply comments on the audit report. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On September 10, 2024, the Ohio Companies filed testimony describing their compliance with Ohio corporate separation laws and the implementation of the recommendations made in the audit reports. On September 20, 2024, intervenors filed testimony recommending fines for alleged violations of the Ohio corporate separation requirements. Evidentiary hearings were held on October 9 and 10, 2024; the scope of the hearings excluded allegations involving activities related to the passage of HB 6 and the former PUCO chairman, which were later addressed in hearings held between June 10, 2025, and June 27, 2025, as further described below. Initial and reply briefs have been filed by the Ohio Companies, PUCO staff and the intervening parties.

•On September 3, 2024, the Ohio Companies filed an application to amend their corporate separation plan to incorporate certain recommendations from prior audit reports, which include, but are not limited to, improving controls for non-regulated competitive employees’ physical space and access to data, updating and implementing a process to annually review the cost allocation manual, developing state specific codes of conduct practices, and implementing additional training related to the cost allocation manual and the state codes of conduct. On October 23, 2024, the administrative law judge issued an entry suspending automatic approval of the amended corporate separation plan and establishing a procedural schedule.

•In connection with an ongoing annual audit of the Ohio Companies’ DCR rider for 2020, and as a result of disclosures in FirstEnergy’s Form 10-K for the year ended December 31, 2020 (filed on February 18, 2021), the PUCO expanded the scope of the audit on March 10, 2021, to include a review of certain transactions that were either improperly classified, misallocated, or lacked supporting documentation, and to determine whether funds collected from customers were used to pay the vendors, and if so, whether or not the funds associated with those payments should be returned to customers through the DCR rider or through an alternative proceeding. On August 3, 2021, the auditor filed its final report on this phase of the audit, and the parties submitted comments and reply comments on this audit report in October 2021. Additionally, on September 29, 2021, the PUCO expanded the scope of the audit in this proceeding to determine if the costs of the naming rights for FirstEnergy Stadium have been recovered from the Ohio Companies’ customers. On November 19, 2021, the auditor filed its final report, in which the auditor concluded that the FirstEnergy Stadium naming rights expenses were not recovered from Ohio customers. On December 15, 2021, the PUCO further expanded the scope of the audit to include an investigation into an apparent nondisclosure of a side agreement in the Ohio Companies’ ESP IV settlement proceedings, but stayed its expansion of the audit until otherwise ordered by the PUCO. The proceeding was stayed in its entirety, including discovery and motions, continuously at the request of the U.S. Attorney for the Southern District of Ohio beginning in August 2022 and the stay was lifted on February 26, 2024. On February 26, 2024, the Attorney Examiner consolidated this proceeding with the Rider DMR audit proceeding described above, and further lifted the stay of the portion of the investigation relating to an apparent nondisclosure of a side agreement. On November 22, 2024, the administrative law judge ordered that the bifurcated portion of the corporate separation audit be consolidated with the already-consolidated DMR audit and the expanded DCR rider audit proceeding. Evidentiary hearings were held between June 10, 2025, and June 27, 2025. Initial and reply briefs were filed by the parties on July 21, 2025, and August 4, 2025, respectively.

See Note 14., "Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants below for additional details on the government investigations and subsequent litigation surrounding the investigation of HB 6.

PENNSYLVANIA

FE PA has five rate districts in Pennsylvania – four that correspond to the territories previously serviced by ME, PN, Penn, and WP and one rate district that corresponds to WP’s service provided to The Pennsylvania State University. The rate districts created by the PA Consolidation will not reach full rate unity until the earlier of 2033 or the conclusion of three base rate cases filed after January 1, 2025. FE PA operates under rates approved by the PPUC, effective as of January 1, 2025. FE PA operates under a DSP through the May 31, 2027 delivery period, which provides for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service.

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

On November 26, 2025, FE PA submitted a petition for approval of its Phase V Energy Efficiency and Conservation Plan, which includes energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.01% MW, and energy consumption reduction targets, as a percentage of FE PA’s historic 2009 to 2010 reference load, at 2.00% MWh. The proposed plan includes cost recovery of approximately $390 million to be recovered through its Phase V Energy Efficiency and Conservation Charge Rider and runs for a five-year period beginning June 1, 2026, through May 31, 2031. Hearings were held on January 29, 2026. The parties have reached a full settlement in principle and expect to file with the PPUC a Joint Petition for Complete Settlement on or before February 19, 2026. An order is expected from the PPUC in the first quarter of 2026.

On February 3, 2026, FE PA filed a proposed DSP for provision of generation for the June 1, 2027 through May 31, 2031 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. Under the 2027-2031 DSP, supply would be provided through a mix of 12, 24, and in the case of residential customers, 60-month energy contracts, as well as spot market purchases for industrial customers. A final order is expected from the PPUC by November 2026.

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

On April 21, 2022, the WVPSC issued an order approving, effective May 1, 2022, a tariff to offer solar power on a voluntary basis to West Virginia customers and requiring MP and PE to subscribe at least 85% of the planned 50 MWs of solar generation before seeking approval for surcharge cost recovery. MP and PE must seek separate approval from the WVPSC to recover any solar generation costs in excess of the approved solar power tariff. On April 24, 2023, MP and PE sought approval for surcharge cost recovery from the WVPSC for three of the five solar sites, representing 30 MWs of generation. On August 23, 2023, the WVPSC approved the customer surcharge and granted approval to construct three of the five solar sites. The surcharge went into effect January 1, 2024. Two of the five solar generation sites went into service in 2024, with the third in April 2025. On December 4, 2024, MP and PE submitted for approval a settlement agreement to increase its solar surcharge rate. The WVPSC approved the settlement without modification on December 27, 2024, and new rates went into effect on January 1, 2025. In November 2025, MP and PE submitted a settlement agreement to the WVPSC seeking approval to adjust the solar surcharge rate, which was approved without modification on January 15, 2026. Pursuant to the settlement agreement, a modest decrease in the solar surcharge rate became effective January 15, 2026.

On August 29, 2025, MP and PE filed with the WVPSC their annual ENEC case requesting an increase in ENEC rates by approximately $14 million, proposed to be effective January 1, 2026, which represents a 0.8% increase of total revenues. The proposed increase is driven primarily by an under-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. On December 12, 2025, the parties filed a settlement agreement with the WVPSC, which was approved in full without modification on December 23, 2025.

On August 29, 2025, MP and PE filed with the WVPSC their biennial review of their vegetation management program and surcharge. MP and PE have proposed an approximate $3.2 million decrease in the surcharge rates due to an over-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. The WVPSC held a hearing regarding rate matters on December 15, 2025. An order from the WVPSC is expected by the end of first quarter 2026.

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases, and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031. On November 26, 2025, the WVPSC issued a procedural order setting a hearing in May 2026.

On February 13, 2026, MP and PE filed a CPCN to construct and operate a 1,200 MW combined cycle gas turbine plant and 70 MWs of solar generation capacity for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as to transition to recovery in base rates once the projects are placed in-service and approved through a base rate case. An order is expected from the WVPSC in the second half of 2026. See Note 14, "Commitments, Guarantees and Contingencies - Environmental Matters - Clean Water Act,” of the Combined Notes to Financial Statements of the Registrants for additional details on the EPA's ELG.

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

The following table summarizes the key terms of FERC rate orders in effect for transmission customer billings for FirstEnergy's transmission owner entities as of December 31, 2025:

Company	Allowed Debt/Equity Capital Structure	Allowed ROE
ATSI	Actual (13-month average)	9.88%(1)
JCP&L	Actual (13-month average)	10.2%
MP	Lower of Actual (13-month average) or 56% equity	10.45%
PE	Lower of Actual (13-month average) or 56% equity	10.45%
KATCo(2)	49.3% equity(3)	10.45%
MAIT	Lower of Actual (13-month average) or 60% equity	10.3%
TrAIL	Actual (year-end)	12.7%(4) / 11.7%(5)
(1) Reflects a 0.5% reduction to the 10.38% approved ROE due to the January 2025 Sixth Circuit ruling eliminating the 50 basis point adder associated with RTO membership (see Transmission ROE Incentive).
(2) On January 1, 2024, WP transferred certain of its Pennsylvania-based transmission assets to KATCo.
(3) Capital structure will convert to an actual (13-month average) in January 2027.
(4) TrAIL the Line and Black Oak Static Var Compensator.
(5) All other projects.

FERC regulates the sale of power for resale in interstate commerce in part by granting authority to public utilities to sell wholesale power at market-based rates upon showing that the seller cannot exert market power in generation or transmission or erect barriers to entry into markets. The Electric Companies and AE Supply each have the necessary authorization from FERC to sell their wholesale power, if any, in interstate commerce at market-based rates, although in the case of the Electric Companies major wholesale purchases remain subject to review and regulation by the relevant state commissions. The Electric Companies and AE Supply are required to renew their respective authorizations every three years, and on December 16, 2025, the companies filed applications for the next renewal period.

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

On December 8, 2023, FERC audit staff issued a letter advising that two unresolved audit matters, related to FirstEnergy’s plan to recover the reclassified operating expenses in formula transmission rates and a since terminated fuel consulting contract, were being referred to other offices within FERC for further review. On July 5, 2024, and September 26, 2024, the FERC Office of Enforcement issued additional data requests related to the 2022 reclassification of operating expenses, to which FirstEnergy replied. On September 10, 2024, and January 13, 2025, the FERC Office of Enforcement issued further data requests related to the classification and recovery of a since terminated fuel consulting contract, to which FirstEnergy responded. The FERC Office of Enforcement took no action with respect to the referred matters, and on December 23, 2025, FERC staff notified FirstEnergy that the audit is concluded.

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings.

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

Local Transmission Planning Complaint

On December 19, 2024, the Industrial Energy Consumers of America, a group representing large industrial customers, and state consumer advocates filed a complaint at FERC that asserts that transmission owners are overbuilding “local transmission facilities” with corresponding unjustified increases in transmission rates. The complaint demands that FERC: (i) prohibit transmission owners from planning “local transmission facilities” that are rated at 100 kV or higher; (ii) appoint “independent transmission monitors” to conduct such planning; and (iii) condition construction of local transmission facilities on the facility having been planned by the “independent transmission monitor.” FirstEnergy is participating in this matter through a consortium of PJM transmission owners and through certain trade groups, including EEI. FirstEnergy, together with the PJM transmission owners, filed a motion to dismiss the complaint on March 20, 2025, which is pending before FERC. FirstEnergy is unable to predict the outcome or estimate the impact that this complaint may have on its Transmission Companies, however, whether this lawsuit moves forward could have a material impact on FirstEnergy and its transmission capital investment strategy.

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome, which FERC denied on February 2, 2026. The complainants asserted that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid; and (ii) would be constructed with different routing than as originally proposed. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

Valley Link Formula Transmission Rate

On March 14, 2025, the Valley Link joint venture filed an application for forward-looking formula transmission rates to provide for cost recovery for the portfolio of selected projects. Among other things, the transmission rate application provides for a capital structure of 40% debt and 60% equity, and a base ROE of 10.9% with associated templates and protocols, as well as transmission rate incentives, including the abandonment rate incentive, the CWIP rate incentive, the RTO participation adder incentive, the hypothetical capital structure incentive, and the precommercial regulatory asset incentive. On May 14, 2025, FERC issued an initial order that, among other things, accepted the requested abandonment rate incentive, CWIP rate incentive, RTO participation adder incentive, and precommercial regulatory asset rate incentive, and allowed the formula rate to go into effect on May 13, 2025, as requested, subject to refund, pending further settlement and hearing proceedings. The most recent settlement conference was held on December 9, 2025, at which the parties agreed to a procedural schedule to govern the next phase of the settlement process. The capital structure incentive and the other open rate design matters are being addressed in the confidential settlement negotiations.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 RTEP Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which, was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

PJM Capacity Market Reforms

On January 16, 2026, the Trump administration and the governors of all thirteen PJM states released a Statement of Principles Regarding PJM. This Statement of Principles is designed to, among other things, increase capacity available in the PJM market. PJM is seeking input from its stakeholders on matters related to the Statement of Principles, including: (1) proposals for a backstop capacity auction, price (cap), term, and quantity; (2) on whether to extend the existing capacity auction price collar; and (3) accelerating large load interconnections bringing their own generation. FirstEnergy is participating in the stakeholder processes that are described in the Statement of Principles, including by submitting a letter on January 30, 2026, in response to PJM’s request for input on the question of whether to extend the existing capacity auction price collar. In the letter, FirstEnergy supported extending the price collar but noted that PJM may wish to lower costs to customers by lowering the price collar through administrative or other mechanisms.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including “Artificial Intelligence” data centers and “hybrid” data center/electric generation facilities. The Energy Secretary advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads, and that these large loads should have the option for building such network transmission upgrades. The Energy Secretary requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the Energy Secretary’s directive for comment, and subsequently established November 21, 2025 as the deadline for initial comments and December 5, 2025 as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments on the established deadlines. FirstEnergy is unable to predict the outcome of this rulemaking procedure. To the extent the new regulations do not permit transmission utilities to fully recover costs associated with transmission network upgrades required to serve new large loads, our strategy of investing in transmission could be adversely affected.

14. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The disclosures in this note apply to both Registrants, unless indicated otherwise.

FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FirstEnergy and its subsidiaries could be required to make under these guarantees as of December 31, 2025, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE's Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$395
Vehicle leases	75
McElroy Run transfer	129
Other	15
614
FE's Guarantees on Other Assurances
Surety Bonds	161
Deferred compensation arrangements	93
LOCs	185
439
Total Guarantees and Other Assurances	$1,053

In 2025, FET, DominionHV and Transource issued an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of December 31, 2025, the fair value of FET’s support obligations relating to the Valley Link credit facility was immaterial.

JCP&L - GUARANTEES AND OTHER ASSURANCES

JCP&L has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of December 31, 2025, was $48 million, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
Guarantees on Other Assurances
Surety Bonds	$20
LOCs	28
Total Guarantees and Other Assurances	$48

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

As of December 31, 2025, $185 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $33 million of net cash collateral as of December 31, 2025, from certain generation suppliers, and such amount is included in "Other current liabilities" on FirstEnergy's Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2025:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$99	$1	$100
Surety Bonds (collateralized amount)(1)	113	153	266
Total Exposure from Contractual Obligations	$212	$154	$366
(1) Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $22 million of surety obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

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

JCP&L has posted $28 million of collateral in the form of LOCs as of December 31, 2025. JCP&L is holding $2 million of net cash collateral as of December 31, 2025, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of December 31, 2025:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual Obligations for Additional Collateral
Upon Further Downgrade	$67
Surety Bonds (collateralized amount)(1)	20
Total Exposure from Contractual Obligations	$87
(1) Surety Bonds are not tied to a credit rating. Surety Bonds' impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $1 million of surety obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

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

CSAPR requires reductions of NOx and SO2 emissions in two phases (2015 and 2017), ultimately capping SO2 emissions in affected states to 2.4 million tons annually and NOx emissions to 1.2 million tons annually. CSAPR allows trading of NOx and SO2 emission allowances between electric generation facilities located in the same state and interstate trading of NOx and SO2 emission allowances with some restrictions. On July 28, 2015, the D.C. Circuit ordered the EPA to reconsider the CSAPR caps on NOx and SO2 emissions from electric generation facilities in 13 states, including West Virginia. This followed the 2014 Supreme Court of the U.S. ruling generally upholding the EPA’s regulatory approach under CSAPR but questioning whether the EPA required upwind states to reduce emissions by more than their contribution to air pollution in downwind states. The EPA issued a CSAPR Update on September 7, 2016, reducing summertime NOx emissions from electric generation facilities in 22 states in the eastern U.S., including West Virginia, beginning in 2017. Various states and other stakeholders appealed the CSAPR Update to the D.C. Circuit in November and December 2016. On September 13, 2019, the D.C. Circuit remanded the CSAPR Update to the EPA citing that the rule did not eliminate upwind states’ significant contributions to downwind states’ air quality attainment requirements within applicable attainment deadlines.

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone National Ambient Air Quality Standards. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone National Ambient Air Quality Standards. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, the 4th Circuit granted West Virginia an interim stay of the disapproval of its SIP and on January 10, 2024, after a hearing held on October 27, 2023, granted a full stay which precludes the Good Neighbor Plan from going into effect in West Virginia. In addition to West Virginia, certain other states, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, separately filed petitions for review and motions to stay the Good Neighbor Plan itself at the D.C. Circuit. On September 25, 2023, the D.C. Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the Supreme Court of the U.S. Oral argument was heard on February 21, 2024. On June 27, 2024, the Supreme Court of the U.S. granted a stay of the Good Neighbor Plan pending disposition of the petition for review in the D.C. Circuit. On February 6, 2025, the EPA filed a motion at the D.C. Circuit to hold the proceedings in abeyance for 60 days to allow the EPA time to familiarize itself with the Good Neighbor Plan and in particular, time to brief the new administration about these consolidated petitions and the underlying Rule to allow them to decide what action, if any, is necessary. On March 10, 2025, the EPA filed a motion for remand with the D.C. Circuit identifying issues with the Good Neighbor Plan that make reconsideration appropriate. The D.C. Circuit granted the motion for remand and cancelled oral argument. Consistent with its March 12, 2025 announcement, the EPA intends to undertake reconsideration of the rule and complete any new rulemaking by the fourth quarter of 2026. On January 27, 2026, the EPA proposed phase 1 of its reconsideration of the rule applicable to eight states outside of FirstEnergy’s service area. FirstEnergy will continue to monitor any further actions by the EPA for any potential impact to its business and results of operations.

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

In December 2009, the EPA released its final “Endangerment and Cause or Contribute Findings for GHGs under the Clean Air Act,” known as the 2009 Endangerment Finding, concluding that concentrations of several key GHGs constitute an “endangerment” and may be regulated as “air pollutants” under the CAA and mandated measurement and reporting of GHG emissions from certain sources, including electric generation facilities. The 2009 Endangerment Finding is the basis of the EPA’s authority to regulate GHG emissions under the CAA.

In January 2025, Executive Order 14514 was issued and, among other deregulatory actions, directed the EPA Administrator to make recommendations on the “legality and continuing applicability” of the EPA’s 2009 Endangerment Finding, which forms the basis for the EPA's GHG regulations. On March 12, 2025, the EPA announced a series of planned deregulatory actions that it would be taking related to such executive order, including reconsideration of the regulations to limit power plant GHG emissions. On July 29, 2025, the EPA announced a proposal to rescind its 2009 Endangerment Finding. On February 12, 2026, the EPA issued a final rule rescinding its 2009 Endangerment Finding, thereby eliminating the basis for much of the EPA’s regulation of GHG emissions. However, depending on the outcome of any appeals and any future EPA actions, compliance with the GHG emissions limits could require additional capital expenditures or changes in operation at the Fort Martin and Harrison power stations.

On May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. On April 25, 2024, the EPA issued a final rule, which we refer to as the GHG rule, that imposed stringent GHG emissions limitations based on fuel type and unit retirement date. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. The D.C. Circuit subsequently granted a motion from the EPA placing the litigation in abeyance until further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal the GHG rule. The EPA is expected to issue a final rule repealing all or portions of the GHG rule in February 2026.

At the state level, there are several initiatives to reduce GHG emissions. Certain northeastern states are participating in the Regional Greenhouse Gas Initiative and western states, including California, have implemented programs to control emissions of certain GHGs and enhance public disclosures relating to the same. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

FirstEnergy has pledged to achieve carbon neutrality by 2050 with respect to GHGs within FirstEnergy’s direct operational control (known as Scope 1 emissions). FirstEnergy’s ability to achieve its GHG reduction goal is subject to its ability to make operational changes and is conditioned upon numerous risks, many of which are outside of its control. With respect to FirstEnergy’s coal-fired facilities in West Virginia, which serve as the primary source of its Scope 1 emissions, it has identified that the end of the useful life date is 2035 for Fort Martin and 2040 for Harrison. MP filed its 10-year integrated resource plan with the WVPSC on October 1, 2025, which highlighted, among other things, the need for new dispatchable generation in West Virginia. Determination of the useful life of the regulated coal-fired generation could result in changes in depreciation, and/or continued collection of net plant in rates after retirement, securitization, sale, impairment, or regulatory disallowances. If FirstEnergy is unable to recover these costs, it could have a material adverse effect on FirstEnergy’s financial condition, results of operations, and cash flow. FirstEnergy cannot currently estimate the financial impact of climate change policies, although potential legislative or regulatory programs restricting CO2 emissions, or litigation alleging damages from GHG emissions, could require material capital and other expenditures or result in changes to its operations.

FirstEnergy continues to monitor climate change policies at both the federal and state level. Based on the EPA’s final rule rescinding the 2009 Endangerment Filing and other anticipated rulemaking, we may experience a reduction in GHG reporting and other regulatory obligations at the federal level over the near term. Multiple lawsuits opposing the EPA’s rescission were filed after it was finalized and the legal conflict is expected to be extensive. In light of the pending legal challenges, FirstEnergy is unable to predict the impact on its business and operations.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits were renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water, (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025, for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired electric generation facilities that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Group filed a motion to stay the rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions and motions for stay have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. On October 10, 2024, the U.S. Court of Appeals for the Eighth Circuit denied the motions for stay. Depending on the outcome of appeals and the EPA’s review, compliance with the 2024 ELG rule could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. On February 19, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the U.S. Court of Appeals for the Eighth Circuit, seeking to hold the litigation in abeyance for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 28, 2025, U.S. Court of Appeals for the Eighth Circuit granted the EPA’s motion. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the 2024 ELG rule. On December 31, 2025, the EPA published a final ELG Deadline Extensions Rule extending certain compliance deadlines included in the 2024 ELG Rule by five years.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generation facilities. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. On November 30, 2020, AE Supply submitted a closure deadline extension request to the EPA seeking to extend the cease accepting waste date for the McElroy's Run CCR impoundment facility to October 2024, which request was withdrawn by AE Supply on July 9, 2024, prior to the completion of the technical review by the EPA. As of May 31, 2024, AE Supply ceased accepting waste at the McElroy’s Run CCR impoundment facility from Pleasants Power Station. During 2024, as a result of the evaluation of closure options for McElroy’s Run CCR impoundment facility and the adjacent landfill, AE Supply reviewed its ARO and future expected costs to remediate, resulting in an increase to the ARO liability of $87 million. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025 with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply recognized a $130 million liability, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. During the twelve months ended December 31, 2025, AE Supply made $46 million of cash payments to the escrow account.

On May 8, 2024, the EPA issued the legacy CCR rule, which finalized changes to the CCR regulations addressing inactive surface impoundments at inactive electric utilities, known as legacy CCR surface impoundments. The rule extends 2015 CCR Rule requirements for groundwater monitoring and protection, operational and reporting procedures as well as closure requirements to impoundments and landfills that were not originally included for coverage by the 2015 CCR Rule. Furthermore, the EPA’s interpretations of the EPA CCR regulations continue to evolve through enforcement and other regulatory actions. FirstEnergy is currently assessing the potential impacts of the final rule, including a review of additional sites to which the new rule might be applicable. On February 13, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the D.C. Circuit, seeking to hold the litigation, which was filed on August 8, 2024, by the Utility Solid Waste Act Group with FE as a member, in abeyance for a period of 120 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed, which the D.C. Circuit granted. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the final legacy CCR rule. FirstEnergy continues to monitor the EPA’s actions related to CCR regulations; however, the ultimate impact is unknown at this time and is subject to the outcome of the litigation and any future state regulatory actions. Depending on the outcome of appeals and the EPA’s rule, compliance with the final legacy CCR rule could require remedial actions, including removal of coal ash. See Note 9., “Asset Retirement Obligations,” of the Combined Notes to Financial Statements of the Registrants above for a description of the $139 million increase to its ARO that FirstEnergy recorded during 2024 as a result of its analysis and reduced in the fourth quarter of 2025 based on the completion of engineering studies and field analysis of certain sites. JCP&L did not have any potential legacy CCR disposal sites that were applicable to the 2024 legacy CCR rules. During the fourth quarter of 2025, FirstEnergy completed engineering studies and field analysis for certain of its legacy CCR disposal sites and determined that certain of those sites did not meet criteria to be applicable to the CCR rules. As a result, during the fourth quarter of 2025, FirstEnergy recorded a $49 million decrease to its ARO.

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of December 31, 2025, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $97 million have been accrued through December 31, 2025, of which approximately $70 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020, and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017 and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the Sixth Circuit seeking to appeal that order. On August 13, 2025, the Sixth Circuit vacated the S.D. Ohio’s order granting class certification. On November 6, 2025, the S.D. Ohio held oral argument to further consider class certification in light of the Sixth Circuit’s decision. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.
•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. and Brighthouse Funds II – MFS Value Portfolio, et al. v. FirstEnergy Corp., et al. (S.D. Ohio); on December 17, 2021 and February 21, 2022, purported stockholders of FE filed complaints against FE, certain current and former officers, and certain then-current and former officers of Energy Harbor Corp. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by issuing alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seek the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur losses in connection with the resolution of these lawsuits. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

The outcome of any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ reputation, business, financial condition, results of operations, liquidity, and cash flows.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to the Registrants’ normal business operations pending against them or their subsidiaries. The loss or range of loss in these matters is not expected to be material to the Registrants. The other potentially material items not otherwise discussed above are described under Note 13., “Regulatory Matters” of the Combined Notes to Financial Statements of the Registrants.

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
15. SEGMENT INFORMATION

The disclosures in this note apply to both Registrants, unless indicated otherwise.

FirstEnergy

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. The external reportable segments are consistent with the internal financial reports used by FirstEnergy's Chairman, President and Chief Executive Officer, its CODM, to regularly assess the performance of each segment. FirstEnergy’s CODM uses earnings attributable to FE from continuing operations to assess performance, including considering actual versus budget variances to make operating decisions and allocate resources to the segments.

FirstEnergy's Distribution segment, which consists of the Ohio Companies and FE PA, distributes electricity through FirstEnergy’s electric operating companies in Ohio and Pennsylvania. The Distribution segment serves approximately 4.3 million customers in Ohio and Pennsylvania across its distribution footprint and purchases power for its default service or standard service offer requirements. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs.

FirstEnergy's Integrated segment includes the distribution and transmission operations of JCP&L, MP and PE, as well as MP’s regulated generation operations. The Integrated segment distributes electricity to approximately 2 million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,610 MWs of regulated generation capacity located primarily in West Virginia and Virginia, which includes three solar generation sites, representing 30 MWs of generation capacity. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs. Additionally, on October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC proposing, among other things, the addition of 70 MWs of solar generation by 2028, and 1,200 MWs of natural gas combined cycle generation by 2031, which are expected to require an estimated capital investment of approximately $2.5 billion, as detailed in the filing. See Note 13., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional details.

FirstEnergy's Stand-Alone Transmission segment, which consists of FE's ownership in FET and KATCo, includes transmission infrastructure owned and operated by the Transmission Companies and used to transmit electricity. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.

FirstEnergy's Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment, including FEV’s investment of 33-1/3% equity ownership in Global Holding. On July 16, 2025, FEV sold its entire 33-1/3% equity ownership in Global Holding, the holding company for a joint venture in the Signal Peak mining and coal transportation operations, at book value to WMB Marketing Ventures, LLC and Pinesdale LLC for $47.5 million. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. Also included in Corporate/Other for segment reporting is 67 MWs of generation capacity, representing AE Supply’s OVEC capacity entitlement. As of December 31, 2025, Corporate/Other had approximately $6.8 billion of external FE holding company debt.

Financial information for FirstEnergy’s business segments and reconciliations to consolidated amounts is presented below:

(In millions)	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/Other	Reconciling Adjustments	FirstEnergy Consolidated
For the Years Ended

December 31, 2025
External revenues	$7,508	$5,678	$1,886	$15,072	$18	$—	$15,090
Internal revenues	39	5	19	63	—	(63)	—
Total revenues	$7,547	$5,683	$1,905	$15,135	$18	$(63)	$15,090
Other operating expenses(1)	2,479	1,416	328	4,223	(90)	(11)	4,122
Depreciation(1)	655	562	369	1,586	78	—	1,664
Amortization (deferral) of regulatory assets, net	(103)	(12)	6	(109)	—	—	(109)
Ohio settlement charges	275	—	—	275	—	—	275
Equity method investment earnings, net	—	—	—	—	—	—	—
Interest expense(1)	399	284	322	1,005	338	(126)	1,217
Income taxes (benefits)(1)	74	190	99	363	(75)	—	288
Other expense (income) items(2)	3,680	2,655	424	6,759	3	126	6,888
Earnings (losses) attributable to FE from continuing operations	363	588	357	1,308	(288)	—	1,020
Cash Flows from Investing Activities
Capital investments	$1,344	$1,842	$1,601	$4,787	$(82)	$—	$4,705

December 31, 2024
External revenues	$6,824	$4,871	$1,768	$13,463	$9	$—	$13,472
Internal revenues	39	5	19	63	—	(63)	—
Total revenues	$6,863	$4,876	$1,787	$13,526	$9	$(63)	$13,472
Other operating expenses(1)	2,378	1,254	347	3,979	75	(10)	4,044
Depreciation(1)	648	521	336	1,505	76	—	1,581
Amortization (deferral) of regulatory assets, net	(171)	(66)	6	(231)	—	—	(231)
Equity method investment earnings, net	—	—	—	—	58	—	58
Interest expense(1)	432	262	275	969	360	(185)	1,144
Income taxes (benefits)(1)	135	153	173	461	(84)	—	377
Other expense (income) items(2)	2,817	2,217	356	5,390	62	185	5,637
Earnings (losses) attributable to FE from continuing operations	624	535	294	1,453	(475)	—	978
Cash Flows from Investing Activities
Capital investments	$1,130	$1,542	$1,266	$3,938	$92	$—	$4,030

December 31, 2023
External revenues	$6,813	$4,315	$1,731	$12,859	$11	$—	$12,870
Internal revenues	41	5	17	63	—	(63)	—
Total revenues	$6,854	$4,320	$1,748	$12,922	$11	$(63)	$12,870
Other operating expenses(1)	2,129	1,156	338	3,623	(34)	(10)	3,579
Depreciation(1)	620	462	304	1,386	75	—	1,461
Amortization (deferral) of regulatory assets, net	(259)	(10)	8	(261)	—	—	(261)
Equity method investment earnings, net	—	—	—	—	175	—	175
Interest expense(1)	390	257	245	892	340	(108)	1,124
Income taxes (benefits)(1)	147	37	146	330	(63)	—	267
Other expense (income) items(2)	3,240	2,118	308	5,666	(22)	108	5,752
Earnings (losses) attributable to FE from continuing operations	587	300	399	1,286	(163)	—	1,123
Cash Flows from Investing Activities
Capital investments	$936	$1,212	$1,093	$3,241	$115	$—	$3,356

	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/Other	Reconciling Adjustments	FirstEnergy Consolidated
(In millions)
As of December 31, 2025
Total Assets	$20,653	$20,352	$14,903	$55,908	$1,793	$(1,797)	$55,904
Total Goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618

As of December 31, 2024
Total Assets	$19,949	$18,637	$13,528	$52,114	$1,975	$(2,045)	$52,044
Total Goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
(1) FirstEnergy considers this line to be a significant expense.
(2) Consists of Fuel, Purchased power, General taxes, Ohio settlement charges, Impairment of assets, Debt redemption costs, Miscellaneous income, net, Capitalized financing costs, Pension and OPEB mark-to-market adjustments, and Income attributable to noncontrolling interest.
JCP&L

JCP&L is principally involved in the transmission and distribution of electricity through its reportable segments: Distribution and Transmission. The external reportable segments are consistent with the internal financial reports used by JCP&L's President, its CODM, to regularly assess the performance of each segment. JCP&L’s CODM uses net income to assess performance, including considering actual versus budget variances to make operating decisions and allocate resources to the segments.

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

JCP&L’s Transmission segment includes transmission infrastructure owned and operated by JCP&L that is used to transmit electricity. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on JCP&L’s transmission facilities.

Financial information for JCP&L’s reportable segments and reconciliations are presented below:

(In millions) For the Years Ended	Distribution	Transmission	Total Reportable Segments	Reconciling Adjustments	JCP&L
December 31, 2025
External revenues	$2,379	$259	$2,638	$—	$2,638
Internal revenues	175	—	175	(175)	—
Total revenues	$2,554	$259	$2,813	$(175)	$2,638
Other operating expenses(1)	791	64	855	(175)	680
Depreciation(1)	209	54	263	—	263
Deferral of regulatory assets, net	(134)	—	(134)	—	(134)
Interest expense - non-affiliates(1)	98	34	132	—	132
Interest expense - affiliates(1)	6	—	6	—	6
Income taxes	71	36	107	—	107
Other expense (income) items(2)	1,309	(31)	1,278	—	1,278
Net Income	204	102	306	—	306

Cash Flows from Investing Activities:
Capital investments	$454	$651	$1,105	$—	1,105

(In millions) For the Years Ended	Distribution (3)	Transmission	Total Reportable Segments	Reconciling Adjustments	JCP&L
December 31, 2024
External revenues	$2,073	$242	$2,315	$—	$2,315
Internal revenues	152	—	152	(152)	—
Total revenues	$2,225	$242	$2,467	$(152)	$2,315
Other operating expenses(1)	745	61	806	(152)	654
Depreciation(1)	203	46	249	—	249
Deferral of regulatory assets, net	(124)	—	(124)	—	(124)
Interest expense - non-affiliates(1)	75	22	97	—	97
Interest expense - affiliates(1)	20	—	20	—	20
Income taxes	52	35	87	—	87
Other expense (income) items(2)	1,100	(10)	1,090	—	1,090
Net Income	154	88	242	—	242

Cash Flows from Investing Activities:
Capital investments	$360	$519	$879	$—	879

(In millions) For the Years Ended	Distribution (3)	Transmission	Total Reportable Segments	Reconciling Adjustments	JCP&L
December 31, 2023
External revenues	$1,823	$204	$2,027	$—	$2,027
Internal revenues	111	—	111	(111)	—
Total revenues	$1,934	$204	$2,138	$(111)	$2,027
Other operating expenses(1)	601	65	666	(111)	555
Depreciation(1)	190	41	231	—	231
Deferral of regulatory assets, net	(67)	—	(67)	—	(67)
Interest expense - non-affiliates(1)	86	24	110	—	110
Interest expense - affiliates(1)	14	—	14	—	14
Income taxes	11	22	33	—	33
Other expense (income) items(2)	1,036	(10)	1,026	—	1,026
Net Income	63	62	125	—	125

Cash Flows from Investing Activities:
Capital investments	$232	$401	$633	$—	633

As of December 31, 2025
Total assets	$7,941	$3,168	$11,109	$—	$11,109
Total goodwill	$1,213	$598	$1,811	$—	$1,811

As of December 31, 2024
Total assets (3)	$7,198	$2,715	$9,913	$—	$9,913
Total goodwill	$1,213	$598	$1,811	$—	$1,811
(1) JCP&L considers this line to be a significant expense.
(2) Consists of Purchased power, General taxes, Miscellaneous income, net, Capitalized financing costs, and Pension and OPEB mark-to-market adjustments.
(3) Previously issued 2024 and 2023 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

16. TRANSACTIONS WITH AFFILIATES

The disclosures in this note apply to JCP&L only.
The affiliated company transactions for JCP&L for the years ended December 31, 2025, 2024 and 2023 are as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(In millions)
Revenues	$1	$1	$1

Expenses:
FESC support services(1)	180	166	174
Other affiliate support services(1)	13	26	9
Interest income	1	—	—
Interest expense	6	20	14
(1) Includes amounts capitalized of $77 million, $74 million and $61 million for 2025, 2024 and 2023, respectively.

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
17. REVISION OF PREVIOUSLY ISSUED QUARTERLY FINANCIAL STATEMENTS (Unaudited)

The disclosures in this note apply to JCP&L.

As discussed in Note 1.,"Organization and Basis of Presentation," during the fourth quarter of 2025, JCP&L identified an error in the recording of certain expenses for smart meter cost of removal associated with the deployment of its AMI program resulting in an understatement of expense on the Statements of Income and Comprehensive Income and Regulatory assets/liabilities on the Balance Sheets since 2023. JCP&L evaluated the error, and the specific impact on each affected prior period was not material, however, as a result of the cumulative impact, JCP&L determined to revise previously issued financial statements to correct the error and in doing so also corrected certain other previously identified immaterial errors, including the misclassification of certain retired assets.

JCP&L will revise previously reported financial information for this error in its future filings, as applicable. A summary of the corrections to the impacted financial statement line items to JCP&L’s previously issued unaudited quarterly Statements of Income and Comprehensive Income, Balance Sheets, Statements of Cash Flows and the Statements of Common Stockholder’s Equity are as follows:

JCP&L Interim Statements of Income and Comprehensive Income

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferral of regulatory assets, net	$(22)	$2	$(20)	$(39)	$2	$(37)
Other operating expenses	145	—	145	187	(1)	186
Total operating expenses	492	2	494	462	1	463
Operating income	74	(2)	72	4	(1)	3
Income before income taxes	65	(2)	63	(12)	(1)	(13)
Income taxes	16	—	16	(4)	—	(4)
Net income (loss)	49	(2)	47	(8)	(1)	(9)
Comprehensive income	49	(2)	47	(8)	(1)	(9)

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferral of regulatory assets, net	$(14)	$2	$(12)	$(36)	$4	$(32)
Other operating expenses	133	4	137	278	4	282
Total operating expenses	493	6	499	985	8	993
Operating income	99	(6)	93	173	(8)	165
Income before income taxes	88	(6)	82	153	(8)	145
Income taxes	22	(2)	20	38	(2)	36
Net income	66	(4)	62	115	(6)	109
Comprehensive income	66	(4)	62	115	(6)	109

	For the Three Months Ended June 30, 2024			For the Six Months Ended June 30, 2024
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferral of regulatory assets, net	$(34)	$4	$(30)	$(73)	$5	$(68)
Other operating expenses	158	(1)	157	345	(2)	343
Total operating expenses	458	3	461	920	3	923
Operating income	99	(3)	96	103	(3)	100
Income before income taxes	78	(3)	75	66	(3)	63
Income taxes	21	(1)	20	17	(1)	16
Net income	57	(2)	55	49	(2)	47
Comprehensive income	57	(2)	55	49	(2)	47

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Amortization (deferral) of regulatory assets, net	$11	$2	$13	$(25)	$6	$(19)
Other operating expenses	158	—	158	436	4	440
Total operating expenses	692	2	694	1,677	10	1,687
Operating income	172	(2)	170	345	(10)	335
Income before income taxes	160	(2)	158	313	(10)	303
Income taxes	41	(1)	40	79	(3)	76
Net income	119	(1)	118	234	(7)	227
Comprehensive income	119	(1)	118	234	(7)	227

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Amortization (deferral) of regulatory assets, net	$(25)	$2	$(23)	$(98)	$8	$(90)
Other operating expenses	179	1	180	524	(1)	523
Total operating expenses	605	3	608	1,525	7	1,532
Operating income	160	(3)	157	263	(7)	256
Income before income taxes	150	(3)	147	216	(7)	209
Income taxes	41	(1)	40	58	(2)	56
Net income	109	(2)	107	158	(5)	153
Comprehensive income	109	(2)	107	158	(5)	153

JCP&L Interim Balance Sheets

	As of March 31, 2025			As of March 31, 2024
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
PP&E - In service	$8,807	$34	$8,841	$8,340	$12	$8,352
Accumulated provision for depreciation	2,415	30	2,445	2,371	8	2,379
PP&E Excluding CWIP	6,392	4	6,396	5,969	4	5,973
Total PP&E	7,053	4	7,057	6,469	4	6,473
Regulatory assets/(liabilities)	292	(20)	272	9	(10)	(1)
Total investments and other noncurrent assets	2,683	(20)	2,663	2,353	(9)	2,344
Total assets	10,073	(16)	10,057	9,212	(5)	9,207
Accumulated deferred income taxes, net	1,223	(4)	1,219	986	(1)	985
Total noncurrent liabilities	3,981	(4)	3,977	3,692	—	3,692
Total liabilities	5,075	(4)	5,071	4,946	—	4,946
Retained earnings	1,341	(12)	1,329	1,216	(5)	1,211
Total common stockholder's equity	4,998	(12)	4,986	4,266	(5)	4,261

	As of June 30, 2025			As of June 30, 2024
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
PP&E - In service	$8,940	$30	$8,970	$8,458	$16	$8,474
Accumulated provision for depreciation	2,434	30	2,464	2,388	12	2,400
PP&E Excluding CWIP	6,506	—	6,506	6,070	4	6,074
Total PP&E	7,232	—	7,232	6,581	4	6,585
Regulatory assets/(liabilities)	354	(23)	331	95	(13)	82
Total investments and other noncurrent assets	2,763	(23)	2,740	2,444	(13)	2,431
Total assets	10,450	(23)	10,427	9,498	(9)	9,489
Accumulated deferred income taxes, net	1,257	(7)	1,250	1,037	(2)	1,035
Total noncurrent liabilities	4,017	(7)	4,010	3,742	(2)	3,740
Total liabilities	5,385	(7)	5,378	4,574	(2)	4,572
Retained earnings	1,407	(16)	1,391	1,273	(7)	1,266
Total common stockholder's equity	5,065	(16)	5,049	4,924	(7)	4,917

	As of September 30, 2025			As of September 30, 2024
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
PP&E - In service	$9,002	$55	$9,057	$8,521	$15	$8,536
Accumulated provision for depreciation	2,380	55	2,435	2,402	12	2,414
PP&E Excluding CWIP	6,622	—	6,622	6,119	3	6,122
Total PP&E	7,460	—	7,460	6,707	3	6,710
Regulatory assets/(liabilities)	410	(24)	386	153	(15)	138
Total investments and other noncurrent assets	2,843	(24)	2,819	2,515	(15)	2,500
Total assets	11,490	(24)	11,466	9,611	(12)	9,599
Accumulated deferred income taxes, net	1,292	(7)	1,285	1,109	(3)	1,106
Total noncurrent liabilities	5,380	(7)	5,373	3,831	(3)	3,828
Total liabilities	6,394	(7)	6,387	4,576	(3)	4,573
Retained earnings	1,436	(17)	1,419	1,382	(9)	1,373
Total common stockholder's equity	5,096	(17)	5,079	5,035	(9)	5,026

JCP&L Interim Statements of Common Stockholder's of Equity

	As of September 30, 2024
(In millions)	As Reported	Adjustment	As Revised
Balance, January 1, 2024	$4,132	$(4)	$4,128
Net loss	(8)	(1)	(9)
Balance, March 31, 2024	4,266	(5)	4,261
Net income	57	(2)	55
Balance, June 30, 2024	4,924	(7)	4,917
Net income	109	(2)	107
Balance, September 30, 2024	5,035	(9)	5,026

	As of September 30, 2025
(In millions)	As Reported	Adjustment	As Revised
Balance, January 1, 2025	$4,977	$(10)	$4,967
Net income	49	(2)	47
Balance, March 31, 2025	4,998	(12)	4,986
Net income	66	(4)	62
Balance, June 30, 2025	5,065	(16)	5,049
Net income	119	(1)	118
Balance, September 30, 2025	5,096	(17)	5,079

JCP&L Interim Statements of Cash Flows

	For the Three Months Ended March 31, 2025			For the Three Months Ended March 31, 2024
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49	$(2)	$47	$(8)	$(1)	$(9)
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	43	2	45	71	2	73
Deferred income taxes and investment tax credits, net	23	—	23	27	—	27
Net cash provided from operating activities	205	—	205	83	1	84

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	$(206)	$—	$(206)	$(194)	$(1)	$(195)
Net cash used for investing activities	(226)	—	(226)	(215)	(1)	(216)

Net change in cash, cash equivalents, and restricted cash	$—	$—	$—	$—	$—	$—

	For the Six Months Ended June 30, 2025			For the Six Months Ended June 30, 2024
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115	$(6)	$109	$49	$(2)	$47
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	94	4	98	108	5	113
Deferred income taxes and investment tax credits, net	53	(2)	51	77	(1)	76
Net cash provided from operating activities	326	(4)	322	164	2	166

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	$(477)	$4	$(473)	$(387)	$(2)	$(389)
Net cash used for investing activities	(527)	4	(523)	(421)	(2)	(423)

Net change in cash, cash equivalents, and restricted cash	$—	$—	$—	$—	$—	$—

	For the Nine Months Ended September 30, 2025			For the Nine Months Ended September 30, 2024
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$234	$(7)	$227	$158	$(5)	$153
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	171	6	177	144	8	152
Deferred income taxes and investment tax credits, net	85	(3)	82	148	(2)	146
Net cash provided from operating activities	381	(4)	377	427	1	428

CASH FLOWS FROM FINANCING ACTIVITIES:
Capital investments	$(782)	$4	$(778)	$(599)	$(1)	$(600)
Net cash used for investing activities	(877)	4	(873)	(648)	(1)	(649)

Net change in cash, cash equivalents, and restricted cash	$708	$—	$708	$—	$—	$—

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Registrants, through the oversight of FirstEnergy's Disclosure Committee, have established disclosure controls and procedures to ensure that information is accumulated and communicated to management, including their respective principle executive officer and principle financial officer, as appropriate to allow timely decisions regarding required disclosure, and ensure that information required to be disclosed in the reports the Registrants file or submit under the Exchange Act, are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

The management of the Registrants, with the participation of their respective principal executive officer and principal financial officer, have established and evaluated the effectiveness of their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive officers and principal financial officers of the Registrants have concluded that the disclosure controls and procedures in place were effective as of the end of the period covered by this report.

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

Management conducted an evaluation of the effectiveness of FirstEnergy's internal control over financial reporting as of December 31, 2025, based on the framework in "Internal Control-Integrated Framework" (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management concluded that FirstEnergy's internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of FirstEnergy's internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

This Annual Report does not include a report of JCP&L’s assessment regarding internal control over financial reporting due to the transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION

Trading Arrangements

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of FE adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10. with respect to FE is incorporated herein by reference to FirstEnergy's 2026 Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Information relating to JCP&L is omitted pursuant to General Instruction I(2) to Form 10-K.

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
ITEM 11.     EXECUTIVE COMPENSATION

The information required by Item 11. with respect to FE is incorporated herein by reference to FirstEnergy’s 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Information relating to JCP&L is omitted pursuant to General Instruction I(2) to Form 10-K.
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Item 403 of Regulation S-K information required by Item 12. with respect to FE is incorporated herein by reference to FirstEnergy's 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Information relating to JCP&L is omitted pursuant to General Instruction I(2) to Form 10-K.

The following table contains information as of December 31, 2025, regarding compensation plans for which shares of FE common stock may be issued.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	4,763,785	(1)	$—	(2)	7,444,718	(3)
Equity compensation plans not approved by security holders(4)	—		$—		—
Total	4,763,785		$—		7,444,718
(1) Includes 251,305 shares related to the DCPD that are expected to be paid in stock, 2,461,710 shares subject to outstanding awards of performance-based RSU awards and time-based RSU awards granted under the ICP 2020 (assuming, with respect to performance-based RSU awards, payouts at a target level of performance for the 2023-2025, 2024-2026, and 2025-2027 cycles, including dividend reinvestments thereon) as well as 2,050,770 additional shares to be paid if maximum performance metrics are achieved for the three outstanding cycles with respect to the performance-based RSU awards.
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
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13. with respect to FE is incorporated herein by reference to FirstEnergy’s 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. Information relating to JCP&L is omitted pursuant to General Instruction I(2) to Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

FirstEnergy - The information called for by this Item 14. is incorporated herein by reference to FirstEnergy’s 2026 Proxy Statement to be filed with the SEC pursuant to Regulation 14A under the Exchange Act under the caption “Matters Relating to the Independent Registered Public Accounting Firm".

JCP&L - As a wholly owned subsidiary of FE, JCP&L does not have a separate audit committee. The FE Audit Committee fulfilled the audit committee function for JCP&L as it relates to the pre-approval of 2025 and 2024 audit and non-audit services provided by the independent registered public accounting firm. As such, all audit and non-audit services provided by the independent auditor to JCP&L in 2025 and 2024 were pre-approved by the FE Audit Committee consistent with its duly adopted pre-approval policies and procedures. A description of the FE Audit Committee pre-approval policies is contained in FirstEnergy's 2026 Proxy Statement which is incorporated herein by reference as described above.

Audit fees for professional services rendered by PricewaterhouseCoopers LLP were $1,212 thousand for December 31, 2025 and $1,834 thousand for December 31, 2024, respectively. These fees are related to professional services rendered for the audit of JCP&L's annual financial statements, and for services in connection with statutory and regulatory filings and engagements, including comfort letters for financings. The 2025 and 2024 audit fees also include additional audit services to support the registration of JCP&L with the SEC, as well as additional professional and other services, the cost of which may ultimately be allocated to JCP&L companies though not billed directly to them. There were no fees related to tax, audit related or other services.
PART IV
ITEM 15.     EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this report on Form 10-K:
1. Financial Statements:
Report of Independent Registered Public Accounting Firm (PCAOB ID 238) for the Registrants is listed under Item 8., "Financial Statements and Supplementary Data," herein.
The financial statements filed as a part of this report for the Registrants are listed under Item 8., "Financial Statements and Supplementary Data," herein.
2. Financial Statement Schedules:

Not applicable - Schedules not included are omitted because of the absence of conditions under which they are required or because the required information is provided in the consolidated financial statements, including the notes thereto.

3. Exhibits

Exhibit Number	Description

FirstEnergy
3.1	Amended and Restated Articles of Incorporation of FirstEnergy Corp. (incorporated by reference to FE’s Form 10-Q filed July 23, 2019, Exhibit 3-1, File No. 333-21011).
3.2	Third Amended and Restated Code of Regulations of FirstEnergy Corp., effective May 17, 2022 (incorporated by reference to FE’s Form 8-K on May 23, 2022, Exhibit 3.1, File No. 333-21011).
3.3	Amendment to the Third Amended and Restated Code of Regulations (incorporated by reference to FE’s Form 10-Q filed August 1, 2023, Exhibit 3.1, File No. 333-21011).
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

4.4
Indenture Relating to 3.875% Convertible Senior Notes due 2031, dated as of June 12, 2025, between FirstEnergy Corp. and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to FirstEnergy’s Form 8-K filed June 12, 2025, Exhibit 4.2, File No. 333-21011).

4.5
Officer’s Certificate relating to FirstEnergy Corp.'s 2.85% Notes, Series A, due 2022, 3.90% Notes, Series B, due 2027 and 4.85% Notes, Series C, due 2047 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

4.6	Form of 3.90% Note, Series B, due 2027 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).

Exhibit Number	Description

4.7	Form of 4.85% Note, Series C, due 2047 (incorporated by reference to FE’s Form 8-K filed June 21, 2017, Exhibit 4.1, File No. 333-21011).
4.8
Officer’s Certificate relating to FirstEnergy Corp.'s 2.050% Notes, Series A, due 2025, 2.650% Notes, Series B, due 2030 and 3.400% Notes, Series C, due 2050 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.1, File No. 333-21011).

4.9	Form of 2.650% Note, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.3, File No. 333-21011).
4.10	Form of 3.400% Note, Series C, due 2050 (incorporated by reference to FE’s Form 8-K filed February 20, 2020, Exhibit 4.4, File No. 333-21011).
4.11
Officer’s Certificate relating to FirstEnergy Corp.'s 1.600% Notes, Series A, due 2026, 2.250% Notes, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.1, File No. 333-21011).

4.12	Form of 1.600% Note, Series A, due 2026 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.2, File No. 333-21011).
4.13	Form of 2.250% Note, Series B, due 2030 (incorporated by reference to FE’s Form 8-K filed June 8, 2020, Exhibit 4.3, File No. 333-21011).
4.14	Description of Securities Registered under Section 12(b) of the Securities Exchange Act of 1934 (incorporated by reference to FE's Form 10-K filed February 10, 2020, Exhibit 4-10, File No. 333-21011).
4.15	Form of 4.00% Convertible Senior Notes due 2026 (included hereto in Exhibit 4.2)
4.16	Form of 3.625% Convertible Senior Notes due 2029 (included in Exhibit 4.1) (incorporated by reference to FirstEnergy’s Form 8-K filed June 12, 2025, Exhibit 4.1, File No. 333-21011).
4.17	Form of 3.875% Convertible Senior Notes due 2031 (included in Exhibit 4.2) (incorporated by reference to FirstEnergy’s Form 8-K filed June 12, 2025, Exhibit 4.2, File No. 333-21011).
10.1
Credit Agreement, dated as of October 18, 2021, by and among FirstEnergy Corp., FirstEnergy Transmission, LLC, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 8-K filed October 18, 2021, Exhibit 10.1, File No. 333-21011).

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

10.6
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

10.10
Amendment No. 1 to Credit Agreement, dated as of April 27, 2023, by and among Monongahela Power Company, The Potomac Edison Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd, as administrative agent. (incorporated by reference to FirstEnergy’s Form 8-K filed May 1, 2023, Exhibit 10.6, File No. 333-21011)

10.11
Amendment No. 2 and Consent and Limited Waiver to Credit Agreement, dated as of October 20, 2023, by and among FirstEnergy Corp., the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to FE’s Form 10-Q filed October 26, 2023, Exhibit 10.1, File No. 333-21011).

Exhibit Number	Description

10.12
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

10.15
Amendment No. 2 to Credit Agreement, dated as of October 20, 2023, by and among Monongahela Power Company, The Potomac Edison Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd, as administrative agent. (incorporated by reference to FE’s Form 10-Q filed October 26, 2023, Exhibit 10.6, File No. 333-21011).

10.16
Credit Agreement, dated as of October 20, 2023, by and among Keystone Appalachian Transmission Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and PNC Bank, National Association, as administrative agent. (incorporated by reference to FE’s Form 10-Q filed October 26, 2023, Exhibit 10.7, File No. 333-21011).

10.17
Credit Agreement, dated as of October 20, 2023, by and among FirstEnergy Transmission, LLC, the banks and other financial institutions party thereto on the date hereof, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent. (incorporated by reference to FE’s Form 10-Q filed October 26, 2023, Exhibit 10.8, File No. 333-21011).

10.18
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among FE, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 29, 2024, Exhibit 10.2, File No. 333-21011).

10.19
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among CEI, OE and TE, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 29, 2024, Exhibit 10.3, File No. 333-21011).

10.20
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among FE PA, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 29, 2024, Exhibit 10.4, File No. 333-21011).

10.21
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among MP and PE, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 29, 2024, Exhibit 10.6, File No. 333-21011).

10.22
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, among ATSI, MAIT and TrAIL, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 29, 2024, Exhibit 10.7, File No. 333-21011).

10.23
Amendment No. 1 to Credit Agreement and Consent, dated as of October 24, 2024, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 29, 2024, Exhibit 10.8, File No. 333-21011).

10.24
Amendment No. 1 to Credit Agreement, dated as of October 24, 2024, among KATCo, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 29, 2024, Exhibit 10.9, File No. 333-21011).

10.25
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among FE, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 28, 2025, Exhibit 10.5, File No. 333-21011).

10.26
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among CEI, OE and TE, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 28, 2025, Exhibit 10.7, File No. 333-21011).

10.27
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among FE PA, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 28, 2025, Exhibit 10.8, File No. 333-21011).

10.28
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among MP and PE, as borrowers, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 28, 2025, Exhibit 10.9, File No. 333-21011).

10.29
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among ATSI, MAIT and TrAIL, as borrowers, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 28, 2025, Exhibit 10.12, File No. 333-21011).

10.30
Amendment No. 2 to Credit Agreement, dated as of October 27, 2025, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 28, 2025, Exhibit 10.11, File No. 333-21011).

10.31
Amendment No. 2 to Credit Agreement, dated as of October 27, 2025, among KATCo, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 28, 2025, Exhibit 10.10, File No. 333-21011).

10.32	Consent Decree dated March 18, 2005 (incorporated by reference to FE’s Form 8-K filed March 18, 2005, Exhibit 10-1, File No. 333-21011).

Exhibit Number		Description

10.33		Deferred Prosecution Agreement, dated as of July 21, 2021 (incorporated by reference to FE’s Form 8-K filed July 22, 2021, Exhibit 10.1, File No. 333-21011).
10.34
Agreement between the Office of the Ohio Attorney General, the Office of the Summit County Prosecutor and FirstEnergy Corp. dated August 12, 2024 (incorporated by reference to FE’s Form 8-K filed August 13, 2024, Exhibit 99.2, File No. 333-21011).

10.35		Settlement Order, dated as of September 12, 2024 (incorporated by reference to FE’s Form 8-K filed September 12, 2024, Exhibit 99.2, File No. 333-21011).
10.36
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

10.37
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

10.38
Fourth Amended and Restated Limited Liability Company Agreement of FirstEnergy Transmission, LLC, dated March 25, 2024 (incorporated by reference to FE’s Form 8-K filed March 25, 2024, Exhibit 10.1, File No. 333-21011).

10.39
Common Stock Purchase Agreement, dated as of November 6, 2021, among the FirstEnergy Corp. and BIP Securities II-B L.P. (incorporated by reference to FE’s Form S-3 filed on December 13, 2021, Exhibit 4(d), File No. 333-21011).

10.40	(B)
FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, amended and restated January 1, 2005, further amended December 31, 2010 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-6, File No. 333-21011).

10.41	(B)	Amendment No. 1 to Deferred Compensation Plan for Outside Directors, effective as of January 1, 2012 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.7, File No. 333-21011).
10.42	(B)
Amendment No. 2 to FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, effective January 21, 2014, (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-8, File No. 333-21011).

10.43	(B)
Amendment No. 3 to FirstEnergy Corp. Deferred Compensation Plan for Outside Directors, dated January 14, 2019 and effective as of April 1, 2018 (incorporated by reference to FE's Form 10-K filed February 19, 2019, Exhibit 10-7, File No.333-21011).

10.44	(B)
FirstEnergy Corp. Supplemental Executive Retirement Plan, amended and restated January 1, 2005, further amended December 31, 2010 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-9, File No. 333-21011).

10.45	(B)
Amendment No. 1 to FirstEnergy Corp. Supplemental Executive Retirement Plan, effective January 1, 2012 (incorporated by reference to FE's Form 10-Q filed May 3, 2011, Exhibit 10.8, File No. 333-21011).

10.46	(B)
Amendment No. 2 to FirstEnergy Corp. Supplemental Executive Retirement Plan, dated January 14, 2019 and effective as of April 1, 2018 (incorporated by reference to FE's Form 10-K filed February 19, 2019, Exhibit 10-10, File No. 333-21011).

10.47	(B)	FirstEnergy Corp. Cash Balance Restoration Plan, effective January 1, 2014 (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-11, File No. 333-21011).
10.48	(B)
Retirement Plan for Outside Directors of GPU, Inc. as amended and restated as of August 8, 2000 (incorporated by reference to GPU, Inc. Form 10-K filed March 21, 2001, Exhibit 10-N, File No. 001-06047).

10.49	(B)	Allegheny Energy, Inc. Non-Employee Director Stock Plan (incorporated by reference to FE's Form 8-K filed February 25, 2011, Exhibit 10.4, File No. 333-21011).
10.50	(B)
Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-29, File No. 333-21011).

10.51	(B)
Amendment No. 1 to Allegheny Energy, Inc. Amended and Restated Revised Plan for Deferral of Compensation of Directors (incorporated by reference to FE's Form 10-K filed February 27, 2014, Exhibit 10-30, File No. 333-21011).

10.52	(B)	Form of Director and Officer Indemnification Agreement (incorporated by reference to FE’s Form 8-K filed May 16, 2018, Exhibit 10.1, File No. 333-21011).
10.53	(B)
Guarantee, dated as of September 16, 2013 by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Executive Deferred Compensation Plan (incorporated by reference to FE’s Form 10-Q filed November 5, 2013, Exhibit 10.2, File No. 333-21011).

10.54	(B)
FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated July 20, 2015, and effective as of November 1, 2015 (incorporated by reference to FE's Form 8-K filed July 24, 2015, Exhibit 10.1, File No. 333-21011).

10.55	(B)
Amendment No. 1 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated January 14, 2019 and effective as of April 1, 2018 (incorporated by reference to FE's Form 10-K filed February 19, 2019, Exhibit 10-23, File No. 333-21011).

10.56	(B)
FirstEnergy Corp. 2017 Change in Control Severance Plan, dated as of September 15, 2015, and effective as of January 1, 2017 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.1, File No. 333-21011).

10.57	(B)
Waiver of Participation in the FirstEnergy Corp. Change in Control Severance Plan, entered into by Charles E. Jones dated as of September 15, 2015 (incorporated by reference to FE's Form 8-K filed September 18, 2015, Exhibit 10.2, File No. 333-21011).

10.58	(B)	FirstEnergy Corp. 2015 Incentive Compensation Plan (incorporated by reference to FE's Definitive Proxy Statement filed April 1, 2015, Appendix A, File No. 333-21011).
10.59	(B)
Amendment No. 1 to the FirstEnergy Corp. 2015 Incentive Compensation Plan, effective February 21, 2017 (incorporated by reference to FE's Form 10-K filed February 21, 2017, Exhibit 10-51, File No. 333-21011).

Exhibit Number		Description

10.60	(B)	Executive Severance Benefits Plan, as amended and restated as of December 20, 2016 (incorporated by reference to FE’s Form 8-K filed December 21, 2016, Exhibit 10.1, File No. 333-21011).
10.61	(B)
FirstEnergy Corp. Executive Severance Benefits Plan, as amended and restated as of January 1, 2026 (incorporated by reference to FE’s Form 8-K filed September 29, 2025, Exhibit 10.1, File No. 333-21011).

10.62	(B)
FirstEnergy Corp. Executive Change in Control Severance Plan, as amended and restated as of January 1, 2026 (incorporated by reference to FE’s Form 8-K filed September 29, 2025, Exhibit 10.2, File No. 333-21011).

10.63	(B)
Amendment No. 2 to FirstEnergy Corp. Amended and Restated Executive Deferred Compensation Plan, dated September 18, 2019 and effective as of November 1, 2015 (incorporated by reference to FE's Form 10-Q filed November 4, 2019, Exhibit 10.3, File No.333-21011).

10.64	(B)
Guarantee, dated as of February 21, 2017, by FirstEnergy Corp. in favor of participants under the FirstEnergy Corp. Cash Balance Pension Restoration Plan (incorporated by reference to FE’s Form 10-Q filed July 27, 2017, Exhibit 10.1, File No. 333-21011).

10.65	(B)
FirstEnergy Solutions Corp. Voluntary Enhanced Retirement Option, effective as of January 2, 2019 (incorporated by reference to FE’s Form 8-K filed November 21, 2018, Exhibit 10.1, File No. 333-21011).

10.66	(B)	Form of 2020 Restricted Stock Award Agreement (incorporated by reference to FE's Form 10-Q filed April 23, 2020, Exhibit 10.3, File No.333-21011).
10.67	(B)	FirstEnergy Corp. 2020 Incentive Compensation Plan (incorporated by reference to FE's Form 8-K filed May 20, 2020, Exhibit 10.1, File No.333-21011).
10.68	(B)	Form of Restricted Stock Award Agreement (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.3, File No. 333-21011).
10.69	(B)	Restricted Stock Award Agreement to John W. Somerhalder II (incorporated by reference to FE’s Form 10-Q filed July 22, 2021, Exhibit 10.5, File No. 333-21011).
10.70	(B)	Form of 2023-2025 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed August 1, 2023, Exhibit 10.7, File No. 333-21011).
10.71	(B)	Form of 2023-2025 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed August 1, 2023, Exhibit 10.8, File No. 333-21011).
10.72	(B)	Form of 2024-2026 Cash-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed April 25, 2024, Exhibit 10.2, File No. 333-21011).
10.73	(B)	Form of 2024-2026 Stock-Based Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed April 25, 2024, Exhibit 10.3, File No. 333-21011).
10.74	(B)	Form of 2025-2027 Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed April 30, 2025, Exhibit 10.1, File No. 333-21011).
10.75	(B)	Form of 2025-2027 Time Based Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 10-Q filed April 30, 2025, Exhibit 10.2, File No. 333-21011).
10.76	(B)	Form of 2020 Incentive Compensation Plan 2026 Time-Based Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 8-K filed September 29, 2025, Exhibit 10.3, File No. 333-21011).
10.77	(B)
Form of 2020 Incentive Compensation Plan 2026-2028 Performance-Adjusted Restricted Stock Unit Award Agreement (incorporated by reference to FE’s Form 8-K filed September 29, 2025, Exhibit 10.4, File No. 333-21011).

10.78	(B)	Offer letter, dated March 26, 2023, between FirstEnergy Corp. and Brian X. Tierney (incorporated by reference to FE’s Form 10-Q filed April 27, 2023, Exhibit 10.2, File No. 333-21011).
10.79	(B)	Severance Agreement and Release of Claims of Christine L. Walker (incorporated by reference to FE’s Form 10-Q filed October 29, 2024, Exhibit 10.1, File No. 333-21011).
19		Insider Trading Practice (incorporated by reference to FE’s Form 10-K filed February 27, 2025, Exhibit 19, File No. 333-21011).
21	(A)	List of Subsidiaries of the Registrant at December 31, 2025.
23	(A)	Consent of Independent Registered Public Accounting Firm.
31.1	(A)	Certification of chief executive officer, pursuant to Rule 13a-14(a).
31.2	(A)	Certification of chief financial officer, pursuant to Rule 13a-14(a).
32	(A)	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. §1350.
97		Policy relating to recovery of erroneously awarded compensation (incorporated by reference to FE’s Form 10-K filed February 13, 2024, Exhibit 97, File No. 333-21011).
101		The following materials from the Annual Report on Form 10-K of FirstEnergy Corp. for the period ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, (vi) related notes to these financial statements and (vii) document and entity information.
104		Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)

JCP&L
3.1		Amended and Restated Certificate of Incorporation of Jersey Central Power & Light Company (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 3.1, File No. 001-03141).

Exhibit Number		Description

3.2		Amended and Restated Bylaws of Jersey Central Power & Light Company (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 3.2, File No. 001-03141).
4.1
Indenture, dated as of July 1,1999, by and between Jersey Central Power & Light Company and The Bank of New York Mellon Trust Company as eventual successor to U.S. Trust Company of New York, which was the original trustee (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 4.1, File No. 333-286328).

4.2
First Supplemental Indenture, dated as of October 31, 2007, by and among Jersey Central Power & Light Company and The Bank of New York, as resigning trustee, and The Bank of New York Trust Company, N.A., as successor trustee (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 4.5, File No. 333-286328).

4.3
Registration Rights Agreement, dated as of December 5, 2024, by and among Jersey Central Power & Light Company and Barclays Capital Inc., MUFG Securities Americas Inc., PNC Capital Markets LLC and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the Senior Notes due 2035 (unregistered) (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 4.2, File No. 333-286328).

4.4		Company Order, dated as of December 5, 2024 (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 4.3, File No. 333-286328).
4.5		Form of 4.150% Senior Note due 2029 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 4.3, File No. 001-03141).
4.6		Form of 4.400% Senior Note due 2031 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 4.4, File No. 001-03141).
4.7		Form of 5.100% Senior Note due 2035 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 4.5, File No. 001-03141).
10.1
Credit Agreement, dated as of October 18, 2021, by and among Jersey Central Power & Light Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 10.1, File No. 333-286328).

10.2
Amendment No. 1 to Credit Agreement, dated as of April 27, 2023, by and among Jersey Central Power & Light Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 10.2, File No. 333-286328).

10.3
Amendment No. 2 to Credit Agreement, dated as of October 20, 2023, by and among Jersey Central Power & Light Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 10.3, File No. 333-286328).

10.4
Amendment No. 3 to Credit Agreement, dated as of October 24, 2024, by and among Jersey Central Power & Light Company, the banks and other financial institutions party thereto on the date hereof, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 10.4, File No. 333-286328).

10.5
Amendment No. 4 to Credit Agreement, dated as of October 27, 2025, among JCP&L, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent (incorporated by reference to FE’s Form 10-Q filed October 28, 2025, Exhibit 10.6, File No. 333-21011).

10.6
Service Agreement, dated as of January 1, 2024, by and between FirstEnergy Transmission, LLC, each of the associate companies listed on the signature pages thereto, and FirstEnergy Service Company (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 10.5, File No. 333-286328).

10.7
Second Revised, Amended and Restated Mutual Assistance Agreement, dated as of January 1, 2024, by and among certain subsidiaries of FirstEnergy Corp. listed on the signature pages thereto (incorporated by reference to JCP&L’s Form S-4 filed April 1, 2025, Exhibit 10.6, File No. 333-286328).

10.8
Registration Rights Agreement, dated as of September 4, 2025, by and among Jersey Central Power & Light Company, J.P. Morgan Securities LLC, PNC Capital Markets LLC, Scotia Capital (USA) Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the 4.150% Senior Notes due 2029 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 10.1, File No. 001-03141).

10.9
Registration Rights Agreement, dated as of September 4, 2025, by and among Jersey Central Power & Light Company, J.P. Morgan Securities LLC, PNC Capital Markets LLC, Scotia Capital (USA) Inc. and Wells Fargo Securities, LLC, as representatives of the initial purchasers of the 4.400% Senior Notes due 2031 (incorporated by reference to JCP&L’s Form 8-K filed September 5, 2025, Exhibit 10.2, File No. 001-03141).

31.1	(A)	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
31.2	(A)	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
32	(A)	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
101		The following materials from the Annual Report on Form 10-K of Jersey Central Power & Light Company for the period ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statements of Income and Comprehensive Income, (ii) Balance Sheets, (iii) Statements of Common Stockholder's Equity, (iv) Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
104		Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)

(A)		Provided herein in electronic format as an exhibit.

Exhibit Number	Description

(B)	Management contract or compensatory plan contract or arrangement filed pursuant to Item 601 of Regulation S-K.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, FirstEnergy and JCP&L have not filed as an exhibit to this Form 10-K any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of their respective total assets, but hereby agree to furnish to the SEC on request any such documents.

ITEM 16.     FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRSTENERGY CORP.
BY:	/s/ Brian X. Tierney
Brian X. Tierney
Chairman, President and Chief Executive Officer
(Principal Executive Officer)
Date: February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

FIRSTENERGY CORP.

/s/ Brian X. Tierney
Brian X. Tierney
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ K. Jon Taylor	/s/ Jason J. Lisowski
K. Jon Taylor	Jason J. Lisowski
Senior Vice President, Chief Financial Officer and Strategy	Vice President, Controller and Chief Accounting Officer
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ Lisa Winston Hicks
Lisa Winston Hicks
Lead Independent Director

/s/ Heidi L. Boyd	/s/ James F. O'Neil III
Heidi L. Boyd	James F. O'Neil III
Director	Director

/s/ Jana T. Croom	/s/ John W. Somerhalder II
Jana T. Croom	John W. Somerhalder II
Director	Director

/s/ Steven J. Demetriou	/s/ Leslie M. Turner
Steven J. Demetriou	Leslie M. Turner
Director	Director

/s/ Paul Kaleta	/s/ Melvin D. Williams
Paul Kaleta	Melvin D. Williams
Director	Director

Date: February 18, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JERSEY CENTRAL POWER & LIGHT COMPANY
BY:	/s/ W. Douglas Mokoid
W. Douglas Mokoid
President and Director
(Principal Executive Officer)
Date: February 18, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

JERSEY CENTRAL POWER & LIGHT COMPANY

/s/ W. Douglas Mokoid
W. Douglas Mokoid
President and Director
(Principal Executive Officer)

/s/ Teresa Reed	/s/ Lisa A. Schultz
Teresa Reed	Lisa A. Schultz
Vice President, State Finance and Regulatory	Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ Linda Bowden
Linda Bowden
Director

/s/ John E. Harmon
John E. Harmon
Director

/s/ A. Wade Smith
A. Wade Smith
Director

/s/ Toby L. Thomas
Toby L. Thomas
Director

Date: February 18, 2026