Form 10-Q
period 2026-03-31
FIRSTENERGY CORP; JERSEY CENTRAL POWER & LIGHT CO
filed 2026-04-28
CIK 1031296, 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

FirstEnergy Corp.	Yes	☐	No	☑
Jersey Central Power & Light Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

		Outstanding
Registrants	Class	As of March 31, 2026
FirstEnergy Corp.	Common Stock, $0.10 par value	578,431,175
Jersey Central Power & Light Company	Common Stock, $10 par value	13,628,447, all held by FirstEnergy Corp.

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

These SEC filings are posted on FirstEnergy’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, FirstEnergy routinely posts additional important information, including press releases, investor presentations, investor factbooks, regulatory activity updates in its “Regulatory Corner”, and notices of upcoming events under the “Investors” section of FirstEnergy’s website and recognizes FirstEnergy’s website as a channel of distribution to reach public investors and as a means of disclosing (including initially or exclusively) material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of postings to the website by signing up for email alerts and RSS feeds on the “Investors” page of FirstEnergy’s website. FirstEnergy also uses X (the social networking site formerly known as Twitter®), LinkedIn®, YouTube® and Facebook® as additional channels of distribution to reach public investors and as a supplemental means of disclosing material non-public information for complying with its disclosure obligations under Regulation FD. Information contained on FirstEnergy’s website, X (the social networking site formerly known as Twitter®) handle, LinkedIn® profile, YouTube® channel or Facebook® page, and any corresponding applications of those sites, shall not be deemed incorporated into, or to be part of, this Form 10-Q.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries, including JCP&L:

AE Supply	Allegheny Energy Supply Company, LLC, a wholly owned unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, a wholly owned generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, a wholly owned subsidiary of FE, which provides legal, financial and other corporate support services to FirstEnergy affiliates
FET	FirstEnergy Transmission, LLC a consolidated VIE of FE, the parent company of ATSI, MAIT and TrAIL, and having a joint venture in PATH, Valley Link and Grid Growth
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Grid Growth	Grid Growth Ventures, LLC, a holding company formed by FET and Transource on September 29, 2025
Grid Growth EHV	Grid Growth EHV Holdings, LLC, a subsidiary of Grid Growth
Grid Growth Ohio	Grid Growth Ohio, LLC
Grid Growth Subsidiaries	The six subsidiaries of Grid Growth: (i) Grid Growth EHV; (ii) Grid Growth Ohio; (iii) Grid Growth West Virginia, LLC; (iv) Grid Growth Virginia, LLC; (v) Grid Growth Ohio EHV, LLC; and (vi) Grid Growth Virginia Development, Inc. - that will develop, construct, own, operate and maintain those transmission projects awarded by PJM
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a wholly owned transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
Penn	Pennsylvania Power Company, a former wholly owned Pennsylvania electric power company subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
Registrants	FE and JCP&L
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Transmission Companies	ATSI, MAIT, TrAIL and KATCo
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, DominionHV and Transource on November 24, 2024
Valley Link Subsidiaries	The five subsidiaries of Valley Link: (i) Valley Link Transmission Maryland, LLC; (ii) Valley Link Transmission, Ohio, LLC; (iii) Valley Link Transmission Virginia, LLC; (iv) Valley Link Transmission Virginia Development, Inc.; and (v) Valley Link Transmission West Virginia, LLC - that will develop, construct, own, operate and maintain those transmission projects awarded by PJM
WP	West Penn Power Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2026 Convertible Notes	FE's 4.00% convertible senior notes, due 2026
2029 Convertible Notes	FE’s 3.625% convertible senior notes, due 2029
2031 Convertible Notes	FE’s 3.875% convertible senior notes, due 2031
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
Amended Credit Facilities	Collectively, the eight separate senior unsecured syndicated revolving credit facilities entered into by FE, FET, the Electric Companies, and the Transmission Companies, each as amended from time to time, most recently on October 27, 2025
AMI	Advanced Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
ASU	Accounting Standards Update
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Super-Core Infrastructure Partners
Brookfield Guarantors	Brookfield Super-Core Infrastructure Partners L.P., Brookfield Super-Core Infrastructure Partners (NUS) L.P., and Brookfield Super-Core Infrastructure Partners (ER) SCSp
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
COVID-19	Coronavirus disease
CPCN	Certificate of Public Convenience and Necessity
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DOE	U.S. Department of Energy
DominionHV	Dominion High Voltage Mid-Atlantic, Inc., an affiliate of VEPCO
DPA	Deferred Prosecution Agreement entered into on July 21, 2021 between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSP	Default Service Plan
EDC	Electric Distribution Company
EEI	The Edison Electric Institute
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
ELG	Effluent Limitation Guidelines
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program
EnergizeNJ	JCP&L's second Infrastructure Investment Program
EPA	U.S. Environmental Protection Agency
EPS	Earnings per Share
ESP	Electric Security Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board

FE Board	The Board of Directors of FE
FE Term Loan Facility	$750 million unsecured Credit Agreement, dated April 28, 2026, entered into by FE, as Borrower, with the banks and other financial institutions party thereto as lenders and JPMorgan Chase Bank, N.A. as administrative agent
FERC	Federal Energy Regulatory Commission
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET
FIP	Federal Implementation Plan
Fitch	Fitch Ratings Service
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Grid Growth Operating Agreement	Amended and Restated Operating Agreement of Grid Growth, dated as of February 13, 2026
HB 15	House Bill 15, as passed by Ohio's 136th General Assembly
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
kV	Kilovolt
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
NCI	Noncontrolling Interest
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OBBBA	One Big Beautiful Bill Act of 2025, as signed into law on July 4, 2025
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
OPEB	Other Postemployment Benefits
OPIC	Other paid-in capital
OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies on January 1, 2024
PJM	PJM Interconnection, LLC, an RTO serving the PJM Region
PJM Region	The territory through which PJM coordinates the movement of electricity, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia
PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
ROE	Return on Equity
RSS	Rich Site Summary
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization

S&P	Standard & Poor’s Ratings Service
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan(s) under the CAA
Sixth Circuit	U.S. Court of Appeals for the Sixth Circuit
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SPE	Special Purpose Entity
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, a subsidiary of AEP
U.S.	United States
Valley Link Operating Agreement	Amended and Restated Operating Agreement of Valley Link, dated as of February 21, 2025
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia
v

Forward-Looking Statements: This Form 10-Q includes forward-looking statements based on information currently available to the Registrants’ management. Unless the context requires otherwise, references to “we,” “us,” and “our” refer to both of the Registrants. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan" and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

•The potential liabilities, increased costs and unanticipated developments resulting from government investigations and agreements, including those associated with compliance with or failure to comply with the DPA, and settlements with the OAG's office and the SEC;
•The risks and uncertainties associated with litigation, including the securities class action lawsuit, regulatory proceedings, arbitration, mediation and similar proceedings;
•Changes in national and regional economic conditions affecting us and/or our customers and the vendors with which we do business, including geopolitical conflicts, recession, volatile interest rates, inflationary pressure, supply chain disruptions, higher fuel costs, and workforce impacts;
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
•The ability to access the public securities and other capital and credit markets in accordance with our financial plans, the cost of such capital and overall condition of the capital and credit markets, including the loss of FE’s status as a well-known seasoned issuer;
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
•Changes in customers’ demand for power, including, but not limited to, economic conditions, development of data centers, the impact of climate change, and emerging technology, particularly with respect to electrification, energy storage, co-location of generation and large loads, and distributed sources of generation;
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

Forward-looking and other statements in this Quarterly Report on Form 10-Q regarding FirstEnergy’s Climate Strategy, including FirstEnergy’s GHG emission reduction goals, are not an indication that these statements are necessarily material to investors or required to be disclosed in FirstEnergy’s filings with the SEC. In addition, historical, current and forward-looking statements regarding climate matters, including GHG emissions, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve and assumptions that are subject to change in the future.

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in: (a) Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026, (b) Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, and (c) other factors discussed herein and in our other filings with the SEC. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. We expressly disclaim any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM I.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025

REVENUES:
Distribution services and retail generation	$3,244	$3,081
Transmission	628	586
Other	330	98
Total revenues(1)	4,202	3,765

OPERATING EXPENSES:
Fuel	161	149
Purchased power	1,429	1,088
Other operating expenses	1,460	1,034
Provision for depreciation	421	411
Deferral of regulatory assets, net	(457)	(10)
General taxes	360	339
Total operating expenses	3,374	3,011

OPERATING INCOME	828	754

OTHER INCOME (EXPENSE):
Miscellaneous income, net	48	36
Interest expense	(326)	(288)
Capitalized financing costs	54	38
Total other expense	(224)	(214)

INCOME BEFORE INCOME TAXES	604	540

INCOME TAXES	138	126

NET INCOME	$466	$414

Income attributable to noncontrolling interest	61	54

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$405	$360

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$405	$360

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3.):
Basic	$0.70	$0.62
Diluted	$0.70	$0.62

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	578	577
Diluted	580	578
(1) Includes excise and gross receipts tax collections of $133 million and $123 million during the three months ended March 31, 2026 and 2025, respectively.

See Combined Notes to Financial Statements of the Registrants.

1

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52	$57
Restricted cash	28	42
Receivables-
Customers	1,697	1,783
Less — Allowance for uncollectible customer receivables	52	57
	1,645	1,726
Other, net of allowance for uncollectible accounts of $13 in 2026 and $11 in 2025	323	295
Materials and supplies, at average cost	582	577
Prepaid taxes and other	418	282
	3,048	2,979
PROPERTY, PLANT AND EQUIPMENT:
In service	56,766	56,213
Less — Accumulated provision for depreciation	15,427	15,189
	41,339	41,024
Construction work in progress	3,911	3,389
	45,250	44,413

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments	638	641
Regulatory assets	1,092	829
Other	1,271	1,424
	8,619	8,512
TOTAL ASSETS(1)	$56,917	$55,904

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$424	$723
Short-term borrowings	1,305	325
Accounts payable	2,027	2,002
Accrued interest	298	373
Accrued taxes	744	768
Accrued compensation and benefits	226	286
Dividends payable	269	257
Customer deposits	254	250
Other	294	287
	5,841	5,271
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	26,331	25,508
Accumulated deferred income taxes	6,206	6,032
Retirement benefits	1,471	1,469
Regulatory liabilities	877	1,185
Other	2,085	2,513
	36,970	36,707
TOTAL LIABILITIES(1)	42,811	41,978

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 578,431,175 and 577,851,052 shares outstanding as of March 31, 2026, and December 31, 2025, respectively.	58	58
Other paid-in capital	12,439	12,431
Accumulated other comprehensive loss	(14)	(14)
Retained earnings	171	35
Total common stockholders’ equity	12,654	12,510
Noncontrolling interest	1,452	1,416
TOTAL EQUITY	14,106	13,926

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 9.)

TOTAL LIABILITIES AND EQUITY	$56,917	$55,904

(1)    As of March 31, 2026 and December 31, 2025, the combined assets of the VIEs were $13,558 million and $13,270 million, respectively, that can only be used to settle obligations of the VIEs. As of March 31, 2026 and December 31, 2025, respectively, these assets include: Cash and cash equivalents of $6 million and $8 million, Restricted cash of $27 million and $40 million, Accounts receivable of $90 million and $92 million, Materials and supplies, at average cost of $1 million as of March 31, 2026 and December 31, 2025, Prepaid taxes and other current assets of $20 million and $41 million, Property, plant, and equipment of $12,769 million and $12,475 million, Goodwill of $224 million as of March 31,

2026 and December 31, 2025, Investments of $19 million as of March 31, 2026 and December 31, 2025, Regulatory assets of $145 million and $22 million, and Other noncurrent assets of $257 million and $348 million. The consolidated liabilities as of March 31, 2026 and December 31, 2025, include $9,966 million and $9,933 million, respectively, of liabilities of VIEs whose creditors have no recourse to FE. As of March 31, 2026 and December 31, 2025, respectively, these liabilities include: Currently payable long-term debt of $127 million and $126 million, Short-term borrowings of $320 million and $245 million, Accrued interest of $84 million and $108 million, Accrued taxes of $331 million and $335 million, Other current liabilities of $7 million and $9 million, Long-term debt and other long-term obligations of $6,868 million and $6,893 million, Accumulated deferred income taxes of $1,591 million and $1,540 million, Regulatory liabilities of $468 million and $346 million, and Other noncurrent liabilities of $170 million and $331 million.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Three Months Ended March 31, 2026
	Common stock		OPIC	AOCI	Retained Earnings	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2026	578	$58	$12,431	$(14)	$35	$12,510	$1,416	$13,926
Net income	—	—	—	—	405	405	61	466
Stock Investment Plan and share-based benefit plans	—	—	8	—	—	8	—	8
Cash dividends declared on common stock ($0.465 per share in March)	—	—	—	—	(269)	(269)	—	(269)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
Balance, March 31, 2026	578	$58	$12,439	$(14)	$171	$12,654	$1,452	$14,106

	Three Months Ended March 31, 2025
	Common stock		OPIC	AOCI	Retained Earnings	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2025	577	$58	$12,368	$(14)	$43	$12,455	$1,265	$13,720
Net income	—	—	—	—	360	360	54	414
Stock Investment Plan and share-based benefit plans	—	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.445 per share in March)	—	—	—	—	(257)	(257)	—	(257)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(24)	(24)
Balance, March 31, 2025	577	$58	$12,377	$(14)	$146	$12,567	$1,295	$13,862

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$466	$414
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	117	408
Deferred income taxes and investment tax credits, net	139	97
Employee benefit costs, net	(5)	(3)
Transmission revenue collections, net	38	40
Changes in current assets and liabilities-
Receivables	53	(55)
Materials and supplies	(5)	(18)
Prepaid taxes and other current assets	(152)	(108)
Accounts payable	19	25
Accrued taxes	(187)	(157)
Accrued interest	(74)	11
Accrued compensation and benefits	(91)	(7)
Other current liabilities	(14)	(16)
Ohio settlement customer restitution and refunds (Note 8.)	(163)	—
Cash collateral, net	14	37
Employee benefit plan funding and related payments	(11)	(12)
Other	4	(19)
Net cash provided from operating activities	148	637

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(1,255)	(1,005)
Sales of investment securities held in trusts	20	27
Purchases of investment securities held in trusts	(23)	(30)
Asset removal costs	(117)	(84)
Other	3	(1)
Net cash used for investing activities	(1,372)	(1,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	850	—
Short-term borrowings, net	980	1,085
Redemptions and repayments-
Long-term debt	(325)	(324)
Noncontrolling interest cash distributions	(25)	(24)
Common stock dividend payments	(257)	(245)
Debt issuance and redemption costs, and other	(18)	(27)
Net cash provided from financing activities	1,205	465

Net change in cash, cash equivalents, and restricted cash	(19)	9
Cash, cash equivalents, and restricted cash at beginning of period	99	154
Cash, cash equivalents, and restricted cash at end of period	$80	$163

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$412	$285
Transfer of McElroy’s Run CCR impoundment facility	$—	$130

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2026	2025

REVENUES	$666	$566

OPERATING EXPENSES:
Purchased power	378	298
Other operating expenses(1)	224	145
Provision for depreciation	61	65
Deferral of regulatory assets, net	(106)	(20)
General taxes	7	6
Total operating expenses	564	494

OPERATING INCOME	102	72

OTHER INCOME (EXPENSE):
Miscellaneous income, net	15	12
Interest expense - non-affiliates	(39)	(29)
Interest expense - affiliates	(2)	(1)
Capitalized financing costs	12	9
Total other expense	(14)	(9)

INCOME BEFORE INCOME TAXES	88	63

INCOME TAXES	22	16

NET INCOME	$66	$47

COMPREHENSIVE INCOME	$66	$47

(1) Includes affiliated operating expenses of $32 million for the three months ended March 31, 2026 and 2025.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	March 31, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Receivables -
Customers	$322	$330
Less — Allowance for uncollectible customer receivables	5	6
	317	324
Affiliated companies	25	22
Other	23	25
Prepaid taxes and other	36	33
	401	404
PROPERTY, PLANT AND EQUIPMENT:
In service	9,361	9,267
Less — Accumulated provision for depreciation	2,452	2,439
	6,909	6,828
Construction work in progress	995	880
	7,904	7,708
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	1,811	1,811
Investments	294	297
Regulatory assets	665	515
Prepaid OPEB costs	248	243
Other	121	131
	3,139	2,997
TOTAL ASSETS	$11,444	$11,109

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$2	$2
Short-term borrowings -
Affiliated companies	213	93
Other	150	—
Accounts payable -
Affiliated companies	118	103
Other	157	175
Accrued compensation and benefits	27	34
Customer deposits	35	35
Accrued taxes	1	11
Accrued interest	33	44
Other	37	41
	773	538
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	3,024	3,023
Accumulated deferred income taxes, net	1,387	1,348
Nuclear fuel disposal costs	247	245
Retirement benefits	30	32
Other	755	763
	5,443	5,411
TOTAL LIABILITIES	6,216	5,949

COMMON STOCKHOLDER'S EQUITY:
Common stock, $10 par value, authorized 16,000,000 shares - 13,628,447 shares outstanding as of March 31, 2026 and December 31, 2025.	136	136
Other paid-in capital	3,532	3,530
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,564	1,498
TOTAL COMMON STOCKHOLDER’S EQUITY	5,228	5,160

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 9.)

TOTAL LIABILITIES AND COMMON STOCKHOLDER’S EQUITY	$11,444	$11,109

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Three Months Ended March 31, 2026
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
Balance, January 1, 2026	13,628,447	$136	$3,530	$(4)	$1,498	$5,160
Net income	—	—	—	—	66	66
Stock-based compensation(1)	—	—	2	—	—	2
Balance, March 31, 2026	13,628,447	$136	$3,532	$(4)	$1,564	$5,228

	Three Months Ended March 31, 2025
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
Balance, January 1, 2025	13,628,447	$136	$3,523	$(4)	$1,312	$4,967
Net income	—	—	—	—	47	47
Stock-based compensation(1)	—	—	2	—	—	2
Cash dividends declared on common stock	—	—	—	—	(30)	(30)
Balance, March 31, 2025	13,628,447	$136	$3,525	$(4)	$1,329	$4,986

(1) In the form of FE common equity granted to certain JCP&L employees primarily related to the FirstEnergy 401(k) Savings Plan.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$66	$47
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	(57)	45
Transmission revenue collections, net	9	8
Deferred income taxes and investment tax credits, net	34	23
Spent nuclear fuel disposal trust income	3	3
New Jersey temporary rate credits, net	20	—
Employee benefit costs, net	(6)	(6)
Changes in current assets and liabilities-
Receivables	6	44
Prepaid taxes and other current assets	(2)	(2)
Accounts payable	(3)	28
Accrued taxes	(10)	(7)
Accrued interest	(11)	7
Accrued compensation and benefits	(6)	(5)
Other current liabilities	(9)	5
Cash collateral, net	5	19
Other	18	(4)
Net cash provided from operating activities	57	205

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(304)	(206)
Sales of investment securities held in trusts	20	27
Purchases of investment securities held in trusts	(23)	(30)
Asset removal costs	(19)	(17)
Other	(1)	—
Net cash used for investing activities	(327)	(226)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Short-term borrowings-
Affiliated companies, net	120	54
Other, net	150	—
Common stock dividend payments	—	(30)
Debt issuance costs and other	—	(3)
Net cash provided from financing activities	270	21

Net change in cash, cash equivalents, and restricted cash	—	—
Cash, cash equivalents, and restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$94	$79

See Combined Notes to Financial Statements of the Registrants.

COMBINED NOTES TO FINANCIAL STATEMENTS OF THE REGISTRANTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Defined terms and abbreviations used herein have the meanings set forth in the Glossary of Terms. This is a combined set of financial statements filed separately for FirstEnergy and JCP&L. Unless otherwise indicated, the disclosures in these notes apply to each of the Registrants. For clarification purposes, disclosures made herein on behalf of FirstEnergy should be read to be made on behalf of JCP&L unless expressly stated otherwise.

FirstEnergy

FE was incorporated under Ohio law in 1996. FE’s principal business is the holding, directly or indirectly, of all of the outstanding equity of its principal subsidiaries: OE, CEI, TE, FE PA, JCP&L, FESC, MP, AGC, PE and KATCo. Additionally, FET is a VIE of FE, and is the parent company of ATSI, MAIT, and TrAIL. FirstEnergy continues to evaluate the legal, financial, operational and branding benefits of consolidating the Ohio Companies into a single Ohio power company.

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s electric operating companies comprise one of the nation’s largest investor-owned electric systems, serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include more than 24,000 miles of lines and two regional transmission operation centers. As of March 31, 2026, AGC and MP control 3,610 MWs of net maximum generation capacity.
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
On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects, among others, awarded by PJM on February 12, 2026, to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship among the two members, confers governance rights to its members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. The relative ownership interests of the members under the Grid Growth Operating Agreement are 50% for each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest.
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

Revision of Previously Issued Interim Financial Statements of JCP&L

During the fourth quarter of 2025, JCP&L identified an error in the recording of certain expenses for smart meter cost of removal associated with the deployment of its AMI program, resulting in an understatement of expense on the Statements of Income and Comprehensive Income and Regulatory assets/liabilities on the Balance Sheets since 2023. The identified error impacted JCP&L's previously issued 2023 and 2024 annual financial statements, and interim periods in 2024 and 2025. JCP&L evaluated the error, and the specific impact on each affected prior period was not material, however, as a result of the cumulative impact, JCP&L determined to revise previously issued financial statements to correct the error and in doing so also corrected certain other previously identified immaterial errors, including the misclassification of certain retired assets. As such, JCP&L has revised the previously issued interim Statements of Income and Comprehensive Income, Statement of Cash Flows and Statements of Common Stockholder’s Equity for the three months ended March 31, 2025.

JCP&L Interim Statements of Income and Comprehensive Income

	For the Three Months Ended March 31, 2025
(In millions)	As Reported	Adjustment	As Revised
Deferral of regulatory assets, net	$(22)	$2	$(20)
Total operating expenses	492	2	494
Operating income	74	(2)	72
Income before income taxes	65	(2)	63
Net income (loss)	49	(2)	47
Comprehensive income	49	(2)	47

JCP&L Interim Statements of Common Stockholder's of Equity

	For the Three Months Ended March 31, 2025
(In millions)	As Reported	Adjustment	As Revised
Balance, January 1, 2025	$4,977	$(10)	$4,967
Net income	49	(2)	47
Balance, March 31, 2025	$4,998	$(12)	$4,986

JCP&L Interim Statements of Cash Flows

	For the Three Months Ended March 31, 2025
(In millions)	As Reported	Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49	$(2)	$47
Adjustments to reconcile net income to net cash from operating activities -
Depreciation and amortization	43	2	45
Net cash provided from operating activities	205	—	205

Basis of Presentation

The Registrants follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC, and, as applicable, the PUCO, the PPUC, the MDPSC, the NYPSC, the WVPSC, the VSCC and the NJBPU. The accompanying interim financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, respectively, are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for a fair statement of the financial statements. The balance sheets, as of December 31, 2025, were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the applicable Registrants’ audited financial statements and notes included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.

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

The disclosure related to the combined asset and liabilities of the consolidated VIE’s has been revised as of December 31, 2025, to exclude $243 million of liabilities. The correction was not material to FirstEnergy’s previously issued financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Economic Conditions

FirstEnergy continues to monitor supply lead times in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. In addition, ongoing geopolitical conflicts have contributed to volatility in global energy markets and fuel and transportation costs, which may further impact supply availability or pricing. FirstEnergy continues to implement mitigation strategies to address volatility in interest rates, inflation and supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, a prolonged continuation or further increase in demand, sustained or escalating geopolitical tensions, rising fuel costs or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.
Capitalized Financing Costs
FirstEnergy - For the three months ended March 31, 2026 and 2025, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income and Comprehensive Income include $35 million and $22 million, respectively, of allowance for equity funds used during construction and $19 million and $16 million, respectively, of capitalized interest.
JCP&L - For the three months ended March 31, 2026 and 2025, capitalized financing costs on JCP&L’s Statements of Income and Comprehensive Income each include $6 million of allowance for equity funds used during construction and $6 million and $3 million, respectively, of capitalized interest.

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
Equity method investments, which are included within "Investments" on FirstEnergy’s Consolidated Balance Sheets, were approximately $36 million and $38 million as of March 31, 2026 and December 31, 2025, respectively. JCP&L did not have any equity method investments as of March 31, 2026 or December 31, 2025.
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

As of February 21, 2025, the relative ownership interests of the members are FET (34%), Dominion HV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. As of March 31, 2026 and during the first quarter of 2026 investment balances and earnings recorded related to Valley Link were immaterial.
PATH-WV - A subsidiary of FE owns 50% of the West Virginia Series (PATH-WV), which is a joint venture with a subsidiary of AEP. FirstEnergy is not the primary beneficiary of PATH-WV, as it does not have control over the significant activities affecting the economics of PATH-WV. FirstEnergy's ownership interest in PATH-WV is subject to the equity method of accounting.
In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a “public utility” and no longer is subject to FERC jurisdiction. FirstEnergy and its non-affiliated joint venture partner have authorized the liquidation and dissolution of the PATH corporate entities in April 2026. As of March 31, 2026 and December 31, 2025, the carrying value of the equity method investment was $17 million, which is expected to be recovered through a liquidating distribution.

New Accounting Pronouncements

Recently Issued Pronouncements - The following new authoritative accounting guidance issued by the FASB has not yet been adopted by the Registrants. Unless otherwise indicated, the Registrants’ management is currently assessing the impact such guidance may have on the Registrants financial statements and disclosures, as well as the potential to early adopt (where applicable). Management has assessed other FASB issuances of new standards not described below based upon the current expectation that such new standards will not significantly impact the Registrants’ financial statements.

ASU 2024-03, "Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)" (Issued in November 2024 and subsequently updated within ASU 2025-01): ASU 2024-03 requires disaggregated disclosure of income statement expenses for public business entities. The ASU does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements. ASU 2024-03 is effective for the Registrants beginning with the combined Annual Report on Form 10-K for the year ended December 31, 2027, with early adoption permitted. The guidance is permitted to be applied prospectively, and comparative disclosures are not required for reporting periods beginning before the effective date. Entities can elect to apply the new standard retrospectively to any or all prior periods presented in the financial statements.

ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (Issued in September 2025): ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable the project will be completed; an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for the Registrants beginning with the financials for the first quarter of 2028, with early adoption permitted. The guidance is permitted to be applied using a prospective, retrospective or modified transition approach.

ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (Issued in December 2025): ASU 2025-10 establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. ASU 2025-10 requires that a government grant be recognized when it is probable that the entity will comply with the conditions of the grant and that the grant will be received. It permits two approaches for asset related grants, either the cost reduction method (reduce the carrying amount of the asset) or the deferred income method (recognize income over the useful life of the asset). Income-related grants are recognized systematically in income as the related costs are incurred. ASU 2025-10 is effective for the Registrants beginning with financials for the first quarter of 2029, with early adoption permitted. The guidance is permitted to be applied using a modified prospective, modified retrospective or full retrospective approach.

2. REVENUE

The disclosures in this note apply to both Registrants, unless indicated otherwise. The following represents a disaggregation of FirstEnergy’s revenue from contracts with customers for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Distribution
Retail generation and distribution services:
Residential	$1,397	$1,309
Commercial	402	415
Industrial	125	152
Other	22	19
Wholesale	4	1
Other revenue from contracts with customers	18	17
Total revenues from contracts with customers	1,968	1,913
Other revenue unrelated to contracts with customers	22	23
Total Distribution	$1,990	$1,936

Integrated
Retail generation and distribution services:
Residential	$795	$708
Commercial	340	318
Industrial	155	151
Other	8	9
Wholesale	112	47
Transmission	119	100
Other revenue from contracts with customers	—	1
Total revenues from contracts with customers	1,529	1,334
ARP(1)	13	—
Other revenue unrelated to contracts with customers(2)	161	15
Total Integrated	$1,703	$1,349

Stand-Alone Transmission
ATSI	$282	$262
TrAIL	65	70
MAIT	138	131
KATCo	24	23
Total revenues from contracts with customers	509	486
Other revenue unrelated to contracts with customers	7	5
Total Stand-Alone Transmission	$516	$491

Corporate/Other, Eliminations and Reconciling Adjustments(3)
Wholesale	$10	$4
Eliminations and reconciling adjustments	(17)	(15)
Total Corporate/Other, Eliminations and Reconciling Adjustments	$(7)	$(11)

FirstEnergy Total Revenues	$4,202	$3,765
(1) Related to lost distribution revenues associated with energy efficiency in New Jersey.
(2) Includes revenues from FTRs. Due to the ENEC, FTRs have no material impact to earnings.
(3) Includes eliminations and reconciling adjustments of inter-segment revenues.

The following table represents a disaggregation of JCP&L’s revenue from contracts with customers for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Distribution
Retail generation and distribution services:
Residential	$381	$316
Commercial	170	161
Industrial	20	18
Other	5	5
Wholesale	2	1
Transmission	71	61
Other revenue from contracts with customers	3	3
Total revenues from contracts with customers	652	565
ARP(1)	13	—
Other revenue unrelated to contracts with customers	1	1
Total Revenue	$666	$566
(1) Related to lost distribution revenues associated with energy efficiency in New Jersey.
Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers. Billed and unbilled customer receivables as of March 31, 2026 and December 31, 2025, are included below:

Customer Receivables - FirstEnergy	March 31, 2026	December 31, 2025
	(In millions)
Billed	$1,049	$939
Unbilled	648	844
	1,697	1,783
Less: Uncollectible Reserve	52	57
Total FirstEnergy Customer Receivables	$1,645	$1,726

Customer Receivables - JCP&L	March 31, 2026	December 31, 2025
	(In millions)
Billed	$199	$178
Unbilled	123	152
	322	330
Less: Uncollectible Reserve	5	6
Total JCP&L Customer Receivables	$317	$324
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

The Registrants review allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Electric Companies can utilize to ensure payment. The Registrants’ uncollectible risk on PJM receivables, resulting from transmission and wholesale sales, is minimal due to the nature of PJM’s settlement process and as a result there is no current allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the three months ended March 31, 2026 and for the year ended December 31, 2025 are as follows:

	FirstEnergy	JCP&L

	(In millions)
Balance, January 1, 2025	$55	$6
Provision for expected credit losses(1)(2)	94	8
Charged to other accounts(3)	37	3
Write-offs	(129)	(11)
Balance, December 31, 2025	$57	$6
Provision for expected credit losses(1)(2)	20	1
Charged to other accounts(3)	14	1
Write-offs	(39)	(3)
Balance, March 31, 2026	$52	$5
(1) Approximately $7 million and $31 million of which was deferred for future recovery for FirstEnergy in the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.
(2) Approximately $1 million and $8 million of which was deferred for future recovery for JCP&L in the three months ended March 31, 2026 and the year ended December 31, 2025, respectively.
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

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards and convertible securities. The dilutive effect of outstanding share-based awards was computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period. The dilutive effect of any conversion premium on the 2029 Convertible Notes and the 2031 Convertible Notes are computed using the if-converted method. There is no dilutive effect of any conversion premium on the 2026 Convertible Notes due to such amount, if any, being paid in cash, as further discussed below.

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended March 31,
Reconciliation of Basic and Diluted EPS	2026	2025

(In millions, except per share amounts)

Earnings Attributable to FE	$405	$360

Share count information:
Weighted average number of basic shares outstanding	578	577
Assumed exercise of dilutive share-based awards	1	1
Assumed impact of the 2029 Convertible Notes and the 2031 Convertible Notes conversion premium	1	—
Weighted average number of diluted shares outstanding	580	578

EPS Attributable to FE:
Basic EPS	$0.70	$0.62

Diluted EPS	$0.70	$0.62

For the three months ended March 31, 2026 and 2025, no shares from awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

The dilutive effect of the 2029 Convertible Notes and the 2031 Convertible Notes is limited to the conversion obligation in excess of the aggregate principal amount of the convertible notes being converted. As of March 31, 2026, the conversion price was $47.78 per share for both the 2029 Convertible Notes and the 2031 Convertible Notes.

FE will settle conversions of the 2026 Convertible Notes, if any, by paying cash for the aggregate principal amount of the 2026 Convertible Notes being converted and its conversion obligation in excess of such aggregate principal amount. As of March 31, 2026, the conversion price was $46.37 per share for the 2026 Convertible Notes. See Note 6., "Fair Value Measurements," of the Combined Notes to Financial Statements of the Registrants for additional information on the convertible notes.
4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS

The disclosures in this note apply to both Registrants, unless indicated otherwise.
FirstEnergy provides qualified benefit plans, through the FirstEnergy Master Pension Plan and the FirstEnergy Welfare Plan, which cover substantially all employees, as well as non-qualified defined benefit plans that cover certain employees, including employees of JCP&L. FirstEnergy’s pension and OPEB plans are neither multiemployer nor multiple-employer plans.
The Registrants recognize a pension and OPEB mark-to-market adjustment for the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement.
FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which, based on various assumptions, including an expected rate of return on assets of 8.0% for 2026, is expected to be approximately $250 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. JCP&L is not expected to make a contribution to the pension plan.
FirstEnergy cash flows from operating activities for the three months ended March 31, 2026 and 2025, includes approximately $11 million and $12 million, respectively, of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.
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

The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

FirstEnergy Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31,	2026	2025	2026	2025
	(In millions)
Service costs	$33	$33	$1	$1
Interest costs	87	93	4	5
Expected return on plan assets	(115)	(115)	(10)	(10)
Net periodic benefit costs (credits)	$5	$11	$(5)	$(4)
Net periodic benefit credits, net of amounts capitalized	$(14)	$(6)	$(6)	$(4)

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

JCP&L’s net periodic benefit costs (credits) for pension and OPEB were as follows:

JCP&L Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended March 31,	2026	2025	2026	2025
	(In millions)
JCP&L's share of net periodic benefit credits (1)	$(2)	$(1)	$(4)	$(4)
Allocated net periodic benefit costs from affiliates (1) (2)	$2	$2	$—	$—
(1) Includes amounts capitalized.
(2) In addition to the net periodic benefit costs for its current and former employees and retirees, JCP&L is also allocated pension and OPEB net periodic benefit costs and credits from its affiliates, primarily FESC.
5. INCOME TAXES
The disclosures in this note apply to both Registrants, unless indicated otherwise.

The Registrants’ interim effective income tax rates reflect the estimated annual effective income tax rates for 2026 and 2025. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items.

The following table reconciles the FirstEnergy effective income tax rate to the federal income tax statutory rate for the three months ended March 31, 2026 and 2025:

FirstEnergy	For the Three Months Ended March 31,
(In millions)	2026		2025
	Amount	%	Amount	%
Income before income taxes	$604		$540
Federal statutory income tax	$127	21.0%	$113	21.0%
Federal:
Tax credits	(1)	(0.2)%	(1)	(0.2)%
Nontaxable and Nondeductible:
AFUDC equity income	(7)	(1.2)%	(5)	(0.9)%
AFUDC equity depreciation	1	0.2%	1	0.2%
Tax related to FE's equity investment in FET	5	0.8%	4	0.7%
Other:
Excess deferred tax amortization	(13)	(2.2)%	(13)	(2.4)%
Federal and state related flow-through	(7)	(1.1)%	(5)	(0.9)%
Other	—	—%	1	0.2%
State and municipal income taxes, net of federal effect (1)	33	5.5%	31	5.6%
Total income taxes (2)	$138	22.8%	$126	23.3%
(1) Pennsylvania makes up the majority of FirstEnergy’s domestic state income taxes, net of federal effect.
(2) There were no amounts for the three months ended March 31, 2026, or 2025, related to cross-border tax laws, changes in laws or rates, changes in valuation allowance, changes in unrecognized tax benefits, or foreign tax effects.

The following table reconciles the JCP&L effective income tax rate to the federal income tax statutory rate for the three months ended March 31, 2026 and 2025:

JCP&L	For the Three Months Ended March 31,
(In millions)	2026		2025
	Amount	%	Amount	%
Income before income taxes	$88		$63
Federal statutory income tax	$18	21.0%	$13	21.0%
Federal:
Nontaxable and Nondeductible:
AFUDC equity income	(1)	(1.1)%	(1)	(1.6)%
Other:
Excess deferred tax amortization	(2)	(2.3)%	(1)	(1.6)%
Other	1	1.1%	—	—%
State income taxes, net of federal effect (1)	6	6.8%	5	7.9%
Total income taxes (2)	$22	25.0%	$16	25.4%
(1) New Jersey makes up JCP&L’s domestic state income taxes, net of federal effect.
(2) There were no amounts for the three months ended March 31, 2026, or 2025, related to tax credits, cross-border tax laws, changes in laws or rates, changes in valuation allowances, changes in unrecognized tax benefits, or foreign tax effects.

For federal income tax purposes, FirstEnergy files as a consolidated group, which includes JCP&L but excludes FET and its subsidiaries, and maintains an intercompany income tax allocation agreement for the allocation of consolidated tax liability, including corporate AMT. Subsequent to the closing of the FET Equity Interest Sale, FET and its subsidiaries file as their own consolidated group for federal income tax purposes and have their own intercompany income tax allocation agreement.

On February 18, 2026, the U.S. Treasury and IRS issued guidance that allows certain tax repair deductions in computing corporate AMT. As a result of this guidance, FirstEnergy reversed $18 million in corporate AMT credit carryforwards in the first quarter of 2026 related to corporate AMT incurred and paid in prior tax years by both the FirstEnergy consolidated tax group and the FET consolidated tax group, none of which had an impact to the effective tax rate. Both the FirstEnergy consolidated tax group and the FET consolidated tax group remain subject to the corporate AMT, but expect that this allowance for certain tax repair deductions will reduce future corporate AMT liability.

On July 4, 2025, President Trump signed into law the OBBBA, which makes permanent certain corporate tax incentives from the TCJA but are not expected to materially impact FirstEnergy. The OBBBA also accelerates the phase out of tax credits for wind and solar projects and, accordingly, FirstEnergy is evaluating potential impacts those tax credit provisions and related IRS guidance may have on the proposed construction of solar generation facilities in West Virginia, as discussed in Note 8., “Regulatory Matters,” of the Combined Notes to Financial Statements of the Registrants.

During 2025, FERC issued orders to a non-affiliate concluding that, based on certain previously issued IRS private letter rulings, certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FirstEnergy determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected as the remeasurement of excess deferred income taxes and an increase in accumulated deferred income tax assets for ratemaking purposes. FirstEnergy made the appropriate updates in its annual formula rates for the impacted subsidiaries.

FirstEnergy will continue to monitor and evaluate future tax legislation, guidance from the U.S. Treasury and/or the IRS, including guidance related to the corporate AMT, and developments concerning the regulatory treatment of income taxes by FERC and/or applicable state regulatory authorities, that could negatively impact FirstEnergy’s and/or JCP&L’s cash flows, results of operations and financial condition.

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

The Registrants primarily apply the market approach for recurring fair value measurements using the best information available. Accordingly, the Registrants maximize the use of observable inputs and minimize the use of unobservable inputs. There were no changes in valuation methodologies used as of March 31, 2026, from those used as of December 31, 2025. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following table sets forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	March 31, 2026				December 31, 2025
FirstEnergy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$3	$3	$—	$—	$21	$21
Equity securities	2	—	—	2	2	—	—	2
Debt securities(2)	—	282	—	282	—	280	—	280
Cash, cash equivalents and restricted cash(3)	80	—	—	80	99	—	—	99
Other(4)	—	53	—	53	—	56	—	56
Total assets	$82	$335	$3	$420	$101	$336	$21	$458

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$—	$—	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$—	$—	$—	$—	$(1)	$(1)

Net assets	$82	$335	$3	$420	$101	$336	$20	$457
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Related to JCP&L’s investments held in the spent nuclear fuel disposal trusts as further discussed below.
(3) Restricted cash of $28 million and $42 million as of March 31, 2026 and December 31, 2025, respectively, primarily relates to cash collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective funding companies.
(4) Primarily consists of short-term investments, of which $12 million and $17 million as of March 31, 2026 and December 31, 2025, respectively, are held by JCP&L.

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of March 31, 2026 and December 31, 2025:

	March 31, 2026(1)				December 31, 2025(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$296	$—	$(14)	$282	$290	$2	$(12)	$280
(1) Excludes short-term cash investments of $12 million as of March 31, 2026.
(2) Excludes short-term cash investments of $17 million as of December 31, 2025.

Proceeds from the sale of investments in AFS debt securities, realized gains and losses on those sales and interest and dividend income for the three months ended March 31, 2026 and 2025, were as follows for the Registrants:

	For the Three Months Ended March 31,
	2026	2025
	(In millions)
Sale proceeds	$20	$27
Realized gains	—	—
Realized losses	(2)	(2)
Interest and dividend income	3	3

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Earnings and losses associated with corporate-owned life insurance policies and equity method investments are reflected in the “Miscellaneous Income, net” line on FirstEnergy’s Consolidated Statements of Income and Comprehensive Income, which were immaterial for the three months ended March 31, 2026 and 2025. Other investments were $344 million as of both March 31, 2026 and December 31, 2025, and are excluded from the amounts reported above. See Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants for additional information on FirstEnergy's equity method investments.

LONG-TERM DEBT AND OTHER LONG-TERM OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as “Short-term borrowings” on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, the Registrants believe that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of March 31, 2026 and December 31, 2025:

FirstEnergy	March 31, 2026	December 31, 2025
	(In millions)
Carrying value	$26,915	$26,390
Fair value	$26,252	$25,756

JCP&L	March 31, 2026	December 31, 2025
	(In millions)
Carrying value	$3,050	$3,050
Fair value	$3,021	$3,059

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of the Registrants. The Registrants classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of March 31, 2026 and December 31, 2025.

FirstEnergy and JCP&L had the following redemptions and issuances during the three months ended March 31, 2026:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE PA	Senior Unsecured	March, 2026	5.15%	2026	$300	Redeemed unsecured notes that became due.
Issuances
FE PA	Senior Unsecured	March, 2026	4.15%	2028	$300
Proceeds are expected to be used to: (i) refinance existing indebtedness, including the repayment of FE PA's 5.15% senior notes due 2026, and short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

FE PA	Senior Unsecured	March, 2026	4.55%	2031	$550
Proceeds are expected to be used to: (i) refinance existing indebtedness, including the repayment of FE PA's 5.15% senior notes due 2026, and short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

On March 11, 2026, MAIT agreed to sell $250 million of new 5.02% Senior Unsecured Notes due May 1, 2036. The sale is expected to close on April 30, 2026. Proceeds are expected to be used to repay short-term borrowings, to finance capital expenditures, for working capital and for other general corporate purposes.

On April 21, 2026, ATSI issued $175 million of new 5.19% Senior Unsecured Notes due May 15, 2033. Proceeds are expected to be used to repay short-term borrowings, including short-term borrowings incurred to repay at maturity $75 million aggregate principal amount of ATSI’s 4.00% Senior Unsecured Notes due 2026, to finance capital expenditures, for working capital and for other general corporate purposes.

On April 28, 2026, FE entered into the FE Term Loan Facility with a maturity date of April 27, 2027, which was fully drawn upon execution. The FE Term Loan Facility contains covenants and other terms and conditions substantially similar to those applicable to FE under the Amended Credit Facilities, including the same requirement to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters. Proceeds were used to repay short-term borrowings outstanding under the Amended Credit Facilities.

FE Convertible Notes Issuance

On May 4, 2023, FE issued $1.5 billion aggregate principal amount of 2026 Convertible Notes, at a rate of 4.00% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2026 Convertible Notes are unsecured and unsubordinated obligations of FE, and will mature on May 1, 2026, unless required to be converted or repurchased in accordance with their terms. Proceeds from the issuance were approximately $1.48 billion, net of issuance costs. FE may not elect to redeem the 2026 Convertible Notes prior to the maturity date.

In June 2025, FE repurchased approximately $1.2 billion aggregate principal amount of the 2026 Convertible Notes, using a portion of the proceeds from the offering of the 2029 Convertible Notes and 2031 Convertible Notes described below. The 2026 Convertible Notes are included within “Currently payable long-term debt” on the FirstEnergy Consolidated Balance Sheets.

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

The amount of consideration that a holder will receive upon conversion will be determined by reference to the volume-weighted average price of FE’s common stock for each trading day in a 40 trading day observation period beginning on, and including, the 41st scheduled trading day immediately preceding the maturity date.

On June 12, 2025, FE issued $1.35 billion aggregate principal amount of its 2029 Convertible Notes, at a rate of 3.625% per year, and $1.15 billion aggregate principal amount of its 2031 Convertible Notes, at a rate of 3.875% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The 2029 Convertible Notes and 2031 Convertible Notes are unsecured and unsubordinated obligations of FE and will mature on January 15, 2029 and January 15, 2031, respectively, unless earlier converted or repurchased in accordance with their terms.

The 2029 Convertible Notes and 2031 Convertible Notes are included within “Long-term debt and other long-term obligations” on the FirstEnergy Consolidated Balance Sheets. Proceeds from the issuance were approximately $2.47 billion, net of issuance costs.

Holders may convert the 2029 Convertible Notes and 2031 Convertible Notes at their option at any time prior to the close of business on the business day immediately preceding: (i) October 15, 2028, with respect to the 2029 Convertible Notes, and (ii) October 15, 2030, with respect to the 2031 Convertible Notes, only under certain conditions:

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

JCP&L Senior Notes and Registration Rights

On September 4, 2025, JCP&L issued: (i) $350 million of senior unsecured notes due in 2029; (ii) $500 million of senior unsecured notes due in 2031; and (iii) $500 million of senior unsecured notes due in 2036, in a private offering that included registration rights agreements in which JCP&L agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act. On April 9, 2026, JCP&L filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on April 23, 2026.

FE PA Senior Notes and Registration Rights

On March 19, 2026, FE PA issued $300 million of 4.15% senior unsecured notes due in 2028 and $550 million of 4.55% senior unsecured notes due in 2031, in a private offering that included registration rights agreements in which FE PA agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days after the closing.

7. VARIABLE INTEREST ENTITIES

The disclosures in this note apply to both Registrants, unless indicated otherwise.

The Registrants perform qualitative analyses to determine whether a variable interest qualifies them as the primary beneficiary (a controlling financial interest) of a VIE. An enterprise has a controlling financial interest if it has both: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Registrants consolidate a VIE when it is determined that it is the primary beneficiary. JCP&L does not have any consolidated or unconsolidated VIEs.

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

FirstEnergy - Consolidated VIEs

VIEs in which FirstEnergy is the primary beneficiary consist of the following, and are included in FirstEnergy’s consolidated financial statements:

•Securitization Companies
•Ohio Securitization Companies - In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase in recovery property owned by the SPEs. The bondholder has no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable electric company. As of March 31, 2026 and December 31, 2025, $150 million and $159 million of the phase-in recovery bonds were outstanding, respectively.

•MP and PE Environmental Funding Companies - The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of March 31, 2026 and December 31, 2025, $139 million and $156 million of environmental control bonds were outstanding, respectively.

•FirstEnergy’s Consolidated Balance Sheets include restricted cash of $27 million and $40 million, respectively, as of March 31, 2026 and December 31, 2025 which is related to cash collected from MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies.

•FET

•FET is a holding company that owns equity interests in ATSI, MAIT, TrAIL and PATH. As further discussed above, on February 2, 2023, FE entered into an agreement with Brookfield to sell an incremental 30% equity interest in FET, which closed on March 25, 2024. As of March 31, 2026, FE’s equity ownership in FET is 50.1% and Brookfield’s is 49.9%. FirstEnergy has concluded that FET is a VIE and that FE is the primary beneficiary because FE has exposure to the economics of FET and the power to direct significant activities of FET through the FESC services agreement, which represents a separate variable interest.

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

FirstEnergy - Unconsolidated VIEs

•PATH-WV - FirstEnergy is not the primary beneficiary of PATH-WV, as further discussed above in Note 1., “Organization and Basis of Information – Equity Method Investments,” of the Combined Notes to Financial Statements of the Registrants.

•Valley Link - As of March 31, 2026, Valley Link is considered a VIE. As of March 31, 2026 and during the first quarter of 2026 investment balances and earnings recorded related to Valley Link were immaterial. See Note 1, "Organization and Basis of Information – Equity Method Investments,” of the Combined Notes to Financial Statements of the Registrants for additional information related to Valley Link.

8. REGULATORY MATTERS

The disclosures in this note apply to FirstEnergy, with the disclosures under “State Regulation,” “New Jersey,” “FERC Regulatory Matters,” “Transmission ROE Incentive,” “Transmission ROE Methodology,” “Transmission Planning Supplemental Projects,” “Local Transmission Planning Complaint,” “PJM Capacity Market Reforms,” and “Large Load Interconnection Rulemaking” also applicable to JCP&L.

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

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC and later, at the direction of the MDPSC, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE recovers EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Consistent with an MDPSC order dated December 29, 2022, phasing out the unamortized balances of EmPOWER Maryland investments, PE is required to expense 100% of its EmPOWER Maryland program costs in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. Legislation which took effect on July 1, 2024 is expected to reduce the carrying costs on the EmPOWER Maryland unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER Maryland surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. On August 6, 2025, the Circuit Court for Washington County, Maryland issued an order granting PE’s petition, finding that the legislature may not change terms to apply retroactively to monies already expended. MDPSC and the Maryland Office of People’s Counsel have each appealed the decision. On November 14, 2025, the Appellate Court of Maryland issued an order denying the unopposed motion of the Attorney General of Maryland to Intervene without prejudice to the ability to file an amicus curiae brief, which the Attorney General filed on December 30, 2025. PE's response brief was filed on January 21, 2026.

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

On May 23, 2025, JCP&L filed with the NJBPU a motion seeking declaratory guidance in view of recent offshore wind developments, including a shift in federal energy policy toward more traditional energy resources. JCP&L requested that the NJBPU provide guidance either affirming the current project schedule or, alternatively, authorizing JCP&L to modify the schedule. On June 9, 2025, responses to JCP&L’s motion were filed with the NJBPU, including a cross-motion by the New Jersey Division of Rate Counsel to reopen the offshore wind transmission proceeding, which JCP&L opposed. JCP&L advised that it intended to comply with its contractual obligations to construct the transmission project, and that its motion was limited to seeking guidance on the construction milestones. On July 28, 2025, the New Jersey Division of Rate Counsel asked the NJBPU to take judicial notice of a recent NYPSC order terminating its offshore wind transmission infrastructure process in the interest of protecting ratepayers. On August 13, 2025, the NJBPU issued an order requesting that JCP&L delay expenditures of certain of the transmission investment planned by JCP&L for a 2.5-year period, and directing that JCP&L work with NJBPU staff and PJM to ensure alignment as to the work that is to be continued on the original timeline and the work that is to be delayed consistent with the order. On April 22, 2026, the NJBPU issued an order authorizing termination of all but one of the transmission projects that were awarded to JCP&L per the NJBPU’s October 26, 2022 order. On April 23, 2026, the NJBPU and PJM filed the termination agreement at FERC. If FERC approves the termination agreement, JCP&L would expect to file a subsequent abandonment proceeding with FERC.

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that included JCP&L, NJBPU Staff and New Jersey Division of Rate Counsel, pursuant to which, among other things, JCP&L agreed to apply a temporary rate credit of $30.00 to each residential electric customer’s monthly bill in July and August 2025 that would be deferred in a regulatory asset and recovered with a charge of $10 applied to each residential bill from September 2025 through February 2026 to recover the amounts deferred, without carry charges, subject to a final reconciliation. As of March 31, 2026, JCP&L had substantially recovered the regulatory asset associated with the temporary rate credits.

On August 13, 2025, the NJBPU issued an Order to Show Cause reviewing JCP&L’s 2024 Annual System Performance Report, which includes information regarding JCP&L’s systems level of electric service reliability performance during the prior calendar year. Failure to attain NJBPU’s minimum reliability levels may subject JCP&L to a penalty. The NJBPU order alleges JCP&L has failed to achieve minimum reliability levels for calendar years 2022, 2023, and 2024, and directed JCP&L to file an answer demonstrating why the NJBPU should not impose certain penalties upon JCP&L for such failure, which JCP&L filed on October 10, 2025. On April 13, 2026, NJBPU Staff issued a letter to JCP&L stating its intention to recommend that the NJBPU impose a penalty against JCP&L in the amount of $44 million, while also requesting a meeting with JCP&L to discuss the potential penalty recommendation and a possible resolution. On April 16, 2026, JCP&L responded in writing to the NJBPU Staff welcoming the opportunity to discuss with NJBPU Staff and disputing the magnitude of the recommended penalty and questioning the approach taken by NJBPU Staff. JCP&L is unable to predict the outcome of this matter, including the amount of any penalty and/or other actions that may be imposed by the NJBPU.

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

OHIO

The Ohio Companies operated under ESP IV through May 31, 2024, which provided for the supply of power to non-shopping customers at a market-based price set through an auction process. From June 1, 2024, until January 31, 2025, the Ohio Companies operated under ESP V, as modified by the PUCO, and as further described below. On December 18, 2024, the PUCO approved the Ohio Companies’ notice to withdraw ESP V and approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. ESP IV, as modified, continues the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with an annual revenue cap of $390 million. In addition, ESP IV, as modified, includes a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and contributions, totaling $6.39 million per year, to: (a) fund energy conservation, economic development and job retention programs in the Ohio Companies’ service territories; and (b) establish fuel-funds in each of the Ohio Companies’ service territories to assist low-income customers.

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. The Ohio Companies filed an application for rehearing challenging various aspects of the May 15, 2024, but due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Ohio Supreme Court granted the Ohio Companies motion to intervene in the appeal. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the PUCO and the Ohio Companies, filed their briefs on August 26, 2025, to which OCC and NOAC replied on September 15, 2025.

On January 31, 2025, the Ohio Companies filed an application with the PUCO for ESP VI. On May 15, 2025, the Ohio Governor signed HB 15, which repealed the statute authorizing ESPs in Ohio, effective August 14, 2025. On December 17, 2025, the PUCO dismissed the Ohio Companies’ application for ESP VI due to the repeal of the ESP statute.

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

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. On November 19, 2025, the PUCO issued an order in the rate case lifting the rate freeze and approving a net increase in base distribution revenues of the Ohio Companies of approximately $34 million, with a return on equity of 9.63% and a hypothetical capital structure of 48.8% debt and 51.2% equity for all three Ohio Companies, which reflects a roll-in of current riders such as DCR and AMI. The PUCO authorized continuance of Rider DCR with a cap increase commensurate with capital investments through January 31, 2025, and approved the Ohio Companies’ proposal to change pension and OPEB recovery to the delayed recognition method. Additionally, the order authorizes recovery of certain deferred costs for storm restoration, operations and maintenance, and energy efficiency programs. As a result of the order, the Ohio Companies recognized a $352 million pre-tax impairment charge related to future recovery disallowances of certain previously capitalized amounts. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025 base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On February 18, 2026, the PUCO issued an entry on rehearing, which extended the amortization period for recovery of deferred storm restoration costs from five years to twenty-five years, subject to prudency review, and clarified the amount of the authorized increase in Rider DCR revenue caps is $14 million, subject to the Ohio Companies meeting reliability standards. The entry further ordered the Ohio Companies to file revised final tariffs and approved the Ohio Companies’ compliance tariffs, effective March 1, 2026. On March 20, 2026, the Ohio Companies and certain other parties filed with the PUCO second applications for rehearing of the February 18, 2026 entry on rehearing. On April 14, 2026, the PUCO issued an entry on rehearing denying all applications for rehearing.

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

On January 7, 2026, the PUCO issued an order, which directed the Ohio Companies to pay their customers, among other things, restitution and refunds totaling approximately $275 million ($213 million after-tax), which was recognized in the fourth quarter of 2025. The restitution and refunds are being provided to customers over three billing cycles, which began in February 2026. As of March 31, 2026, the Ohio Companies have issued approximately $163 million in restitution and refunds.

See Note 9., “Commitments, Guarantees and Contingencies” of the Combined Notes to Financial Statements of the Registrants below for additional details on the government investigations and ongoing litigation surrounding the investigation of HB 6.

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

On November 26, 2025, FE PA submitted a petition for approval of its Phase V Energy Efficiency and Conservation Plan, which includes energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.01% MW, and energy consumption reduction targets, as a percentage of FE PA’s historic 2009 to 2010 reference load, at 2.00% MWh. The proposed plan includes cost recovery of approximately $390 million to be recovered through its Phase V Energy Efficiency and Conservation Charge Rider and runs for a five-year period beginning June 1, 2026, through May 31, 2031. Hearings were held on January 29, 2026. The parties reached a full settlement in principle and filed with the PPUC a Joint Petition for Complete Settlement on February 19, 2026. On March 12, 2026, the PPUC issued an order approving the settlement with limited modifications requiring FE PA to file revisions to the plan, which were filed on April 15, 2026.

On February 3, 2026, FE PA filed a proposed DSP for provision of generation for the June 1, 2027 through May 31, 2031 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. Under this DSP, supply would be provided through a mix of 12, 24, and in the case of residential customers, 60-month energy contracts, as well as spot market purchases for industrial customers. Hearings are scheduled to begin on June 15, 2026, and a final order is expected from the PPUC in the fourth quarter of 2026.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates that became effective March 27, 2024 and, for applicable customers, a WVPSC-approved solar surcharge that was most recently adjusted effective January 15, 2026. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is typically updated annually and MP and PE filed their ENEC filing on August 29, 2025, for rates effective January 1, 2026.

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

On August 29, 2025, MP and PE filed with the WVPSC their biennial review of their vegetation management program and surcharge. MP and PE have proposed an approximate $3.2 million decrease in the surcharge rates due to an over-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. The WVPSC held a hearing regarding rate matters on December 15, 2025. The WVPSC issued an order on March 26, 2026 approving the MP and PE vegetation management program and granting rate recovery for its costs.

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

On February 13, 2026, MP and PE filed a CPCN to construct and operate a 1,200 MW combined cycle gas turbine plant and 70 MWs of solar generation capacity for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as to transition to recovery in base rates once the projects are placed in-service and approved through a base rate case. Hearings have been scheduled for July 16 and 17, 2026. A final order is expected from the WVPSC in the second half of 2026. See Note 9., “Commitments, Guarantees and Contingencies - Environmental Matters - Clean Water Act" of the Combined Notes to Financial Statements of the Registrants for additional details on the EPA's ELG.

FERC REGULATORY MATTERS

Under the Federal Power Act, FERC regulates rates for interstate wholesale sales and transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Electric Companies, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE and the Transmission Companies are subject to functional control by PJM, and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which

$42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income and Comprehensive Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings.

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

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome, which FERC denied on February 2, 2026. The complainants asserted that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid; and (ii) would be constructed with different routing than as originally proposed. On February 2, 2026, FERC denied the complaint and on April 3, 2026, FERC denied the rehearing request filed by the complainants on March 4, 2026. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

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

PJM Capacity Market Reforms

On January 16, 2026, the Trump administration and the governors of all thirteen PJM states released a Statement of Principles Regarding PJM. This Statement of Principles is designed to, among other things, increase capacity available in the PJM market. PJM is seeking input from its stakeholders on matters related to the Statement of Principles, including: (i) proposals for a backstop capacity auction, price (cap), term, and quantity; (ii) on whether to extend the existing capacity auction price collar; and (iii) accelerating large load interconnections bringing their own generation. FirstEnergy is participating in the stakeholder processes that are described in the Statement of Principles, including by filing comments on March 22, 2026 at FERC asking that FERC set the price collar at a level that is lower than the level proposed in PJM’s filing. On April 10, 2026, PJM announced a “backstop reliability procurement” of up to 14.8 gigawatts of new resources. PJM proposes to procure the resources in two phases. The first phase will run from September 2026 through March 2027, and will consist of PJM facilitating bilateral contracts between resource developers and load. The second phase will run from March 2027 through September 2027 and will consist of PJM procuring new resources on behalf of EDCs that have agreed for PJM to conduct the procurement. PJM plans to file the necessary tariff amendments in June 2026 and asserts that it is looking for FERC authorization by September 2026. FirstEnergy is participating in the PJM stakeholder processes and will participate in the FERC proceedings.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including “Artificial Intelligence” data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads, and that these large loads should have the option for building such network transmission upgrades. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025 as the deadline for initial comments and December 5, 2025 as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments on the established deadlines. FirstEnergy is unable to predict the outcome of this rulemaking procedure. On April 16, 2026, FERC issued notice of its intent to take action in June 2026. To the extent the new regulations do not permit transmission utilities to fully recover costs associated with transmission network upgrades required to serve new large loads, FirstEnergy’s strategy of investing in transmission could be adversely affected.

9. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The disclosures in this note apply to both Registrants, unless indicated otherwise.

FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FE and its subsidiaries could be required to make under these guarantees as of March 31, 2026, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$399
Vehicle leases	75
Transfer of McElroy’s Run CCR impoundment facility	129
Other	15
618
FE’s Guarantees on Other Assurances
Surety bonds	162
Deferred compensation arrangements	91
LOCs	238
491
Total Guarantees and Other Assurances	$1,109

In 2025, FET, DominionHV and Transource issued an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of March 31, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million.

JCP&L - GUARANTEES AND OTHER ASSURANCES
JCP&L has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of March 31, 2026, was $48 million as summarized below:

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

As of March 31, 2026, $238 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $47 million of net cash collateral as of March 31, 2026, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2026:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$52	$1	$53
Surety bonds (collateralized amount)(1)	114	153	267
Total Exposure from Contractual Obligations	$166	$154	$320
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

JCP&L - COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, JCP&L may enter into physical or financially settled contracts for the sale and purchase of electric capacity and energy. Certain agreements contain provisions that require JCP&L to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon JCP&L's credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty.

JCP&L has posted $28 million of collateral in the form of LOCs as of March 31, 2026. JCP&L is holding $6 million of net cash collateral as of March 31, 2026, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2026:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual obligations for additional collateral
Upon downgrade	$52
Surety bonds (collateralized amount)(1)	20
Total Exposure from Contractual Obligations	$72
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is 100% of the face amount of the surety bond, and typical obligations require 30 days to cure.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate the Registrants regarding air and water quality, hazardous and solid waste management and disposal, and other environmental matters. While the Registrants’ environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. The Registrants cannot predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may evolve.

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to the Registrants. The final outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and litigation also anticipated has occurred. The disclosures herein do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

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

On May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. On April 25, 2024, the EPA issued a final rule, which we refer to as the GHG rule, that imposed stringent GHG emissions limitations on power plants based on fuel type and unit retirement date. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. The D.C. Circuit subsequently granted a motion from the EPA placing the litigation in abeyance until further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal the GHG rule. This proposal to repeal the GHG remains under active consideration by the EPA. If and when finalized, the EPA’s repeal of the GHG rule is expected to be challenged in federal court. Although FirstEnergy continues to evaluate the impact of federal GHG regulations on its operations, it cannot predict the outcome of any regulatory actions or the result of potential litigation challenging any of these actions.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generation facilities. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025 with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. As of March 31, 2026, AE Supply has made cumulative cash payments of $46 million to the escrow account since the transfer in 2025.

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

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of March 31, 2026, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $95 million have been accrued through March 31, 2026, of which approximately $70 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to the Registrants’ normal business operations pending against them or their subsidiaries. The loss or range of loss in these matters is not expected to be material to the Registrants. The other potentially material items not otherwise discussed above are described under Note 8., “Regulatory Matters” of the Combined Notes to Financial Statements of the Registrants.

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
10. SEGMENT INFORMATION
The disclosures in this note apply to both Registrants, unless indicated otherwise.
FirstEnergy

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. The external reportable segments are consistent with the internal financial reports used by FirstEnergy's Chairman, President and Chief Executive Officer, its CODM, to regularly assess the performance of each segment. FirstEnergy's CODM uses earnings attributable to FE from continuing operations to assess performance, including considering actual versus budget variances to make operating decisions and allocate resources to the segments.

FirstEnergy’s Distribution segment, which consists of the Ohio Companies and FE PA, distributes electricity through FirstEnergy’s electric operating companies in Ohio and Pennsylvania. The Distribution segment serves approximately 4.3 million customers in Ohio and Pennsylvania across its distribution footprint and purchases power for its default service or standard service offer requirements. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs.

FirstEnergy’s Integrated segment includes the distribution and transmission operations of JCP&L, MP and PE, as well as MP’s regulated generation operations. The Integrated segment distributes electricity to approximately 2 million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,610 MWs of regulated generation capacity located primarily in West Virginia and Virginia, which includes three solar generation sites, representing 30 MWs of generation capacity. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs. Additionally, on October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC proposing, among other things, the addition of 70 MWs of solar generation by 2028, and 1,200 MWs of natural gas combined cycle generation by 2031, which are expected to require an estimated capital investment of approximately $2.5 billion, as detailed in the filing. See Note 8., “Regulatory Matters,” of the Combined Notes to Financial Statements of the Registrants for additional details.

FirstEnergy’s Stand-Alone Transmission segment, which consists of FE's ownership in FET and KATCo, includes transmission infrastructure owned and operated by the Transmission Companies and used to transmit electricity. The segment’s revenues are primarily derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which is subject to an annual true-up based on actual rate base and costs. The segment’s results also reflect the net transmission expenses related to the delivery of electricity on FirstEnergy’s transmission facilities.
FirstEnergy’s Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. Included in Corporate/Other for segment reporting is 67 MWs of generation capacity, representing AE Supply’s OVEC capacity entitlement. As of March 31, 2026, Corporate/Other had approximately $7.0 billion of external FE holding company debt.

Financial information for FirstEnergy’s reportable segments and reconciliations to consolidated amounts is presented below:

(In millions) For the Three Months Ended	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated

March 31, 2026
External revenues	$1,981	$1,702	$509	$4,192	$10	$—	$4,202
Internal revenues	9	1	7	17	—	(17)	—
Total revenues	$1,990	$1,703	$516	$4,209	$10	$(17)	$4,202
Other operating expenses(1)	716	672	79	1,467	(4)	(3)	1,460
Depreciation(1)	165	139	97	401	20	—	421
Amortization (deferral) of regulatory assets, net	(254)	(205)	2	(457)	—	—	(457)
Interest expense(1)	107	78	85	270	86	(30)	326
Income taxes (benefits)(1)	64	46	46	156	(18)	—	138
Other expense (income) items(2)	946	820	116	1,882	(3)	30	1,909
Earnings (losses) attributable to FE	246	153	91	490	(85)	—	405
Cash Flows from Investing Activities:
Capital investments	$364	$476	$333	$1,173	$82	$—	$1,255

March 31, 2025
External revenues	$1,927	$1,348	$486	$3,761	$4	$—	$3,765
Internal revenues	9	1	5	15	—	(15)	—
Total revenues	$1,936	$1,349	$491	$3,776	$4	$(15)	$3,765
Other operating expenses(1)	627	337	98	1,062	(25)	(3)	1,034
Depreciation(1)	162	138	91	391	20	—	411
Amortization (deferral) of regulatory assets, net	(19)	8	1	(10)	—	—	(10)
Interest expense(1)	99	65	73	237	79	(28)	288
Income taxes (benefits)(1)	60	40	40	140	(14)	—	126
Other expense (income) items(2)	789	625	107	1,521	7	28	1,556
Earnings (losses) attributable to FE	218	136	81	435	(75)	—	360
Cash Flows from Investing Activities:
Capital investments	$265	$395	$314	$974	$31	$—	$1,005

As of March 31, 2026
Total assets	$21,227	$20,732	$15,010	$56,969	$1,709	$(1,761)	$56,917
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618

As of December 31, 2025
Total assets	$20,653	$20,352	$14,903	$55,908	$1,793	$(1,797)	$55,904
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
(1) FirstEnergy considers this line to be a significant expense.
(2) Consists of Fuel, Purchased power, General taxes, Debt redemption costs, Miscellaneous income, net, Capitalized financing costs, and Income attributable to noncontrolling interest.
JCP&L

As of January 1, 2026, JCP&L made changes in how management evaluates operating performance and allocates resources. As a result of these changes, JCP&L reassessed its operating segments and determined that its operations are now managed as a single integrated business. Historically, JCP&L reported two operating segments, Distribution and Transmission. Accordingly, JCP&L changed its external segment reporting to present its results, including comparative periods, as a single reportable segment for the first quarter of 2026, and reclassified prior periods for comparability. There are no changes to JCP&L’s significant expenses, measure of profit or loss, or other segment items. Similarly, JCP&L’s goodwill reporting units were also changed to a single reporting unit as of January 1, 2026.

JCP&L’s Statements of Income and Comprehensive Income are consistent with the internal financial reports used by JCP&L's President, its CODM. JCP&L’s CODM uses net income to regularly assess performance, including considering actual versus budget variances to make operating decisions and allocate resources. JCP&L considers Other operating expenses, Provision for depreciation and Interest expense to be significant expenses. See JCP&L’s Statements of Income and Comprehensive Income.

Total Assets are reported on the Balance Sheets and Capital investments are reported within Cash Flows from Investing on the Statement of Cash Flows.
11. TRANSACTIONS WITH AFFILIATES

The disclosures in this note apply to JCP&L only.
The affiliated company transactions for JCP&L for the three months ended March 31, 2026 and 2025, respectively, are as follows:

	Three Months Ended March 31,
	2026	2025
	(In millions)
Revenues	$—	$—

Expenses:
FESC support services (1)	45	50
Other affiliate support services (1)	9	4
Interest expense	2	1
(1) Includes amounts capitalized of $22 million for the three months ended March 31, 2026 and 2025.

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

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q discusses the three months ended March 31, 2026 and year-over-year comparisons between the three months ended March 31, 2026 and 2025 and should be read in conjunction with the Registrants’ interim financial statements and notes included in this Form 10-Q, and the Registrants’ audited financial statements and notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Company Overview

FirstEnergy is dedicated to integrity, safety, reliability and operational excellence and is principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. Its electric distribution companies form one of the nation's largest investor-owned electric systems, serving over 6 million customers in Ohio, Pennsylvania, New Jersey, West Virginia, Maryland and New York. FirstEnergy’s transmission subsidiaries operate more than 24,000 miles of transmission lines that connect the Midwest and Mid-Atlantic regions and two regional transmission operation centers. As of March 31, 2026, AGC and MP control 3,610 MWs of net maximum generation capacity.

Segment Overview

See Note 10., “Segment Information,” of the Combined Notes to Financial Statements of the Registrants.

Investment Strategy

FirstEnergy invests in both its regulated operations to improve reliability and the customer experience, and its people to attract, retain and develop talented and engaged employees to carry out its strategy.

FirstEnergy’s customer-focused Energize365 investment plan for the 2026 to 2030 time period is $36 billion, approximately 25% higher than the previous 2025 to 2029 five-year plan, and aims to strengthen the grid, improve reliability and support growing customer demand. Through the Energize365 program, system-wide capital investments from 2026 to 2030 are expected to include the Distribution segment 28%, the Integrated segment 35%, and the Stand-Alone Transmission segment 35%, focused on the following:

•Distribution and Transmission investments to enhance grid reliability and resiliency and support growing customer demand, including through:
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
•Upgrading system conditions that enhance reliability; and
•Transmission projects awarded through the PJM Open Window to address regional expansion projects, including incremental opportunities in the 2026 Open Window, for which the planning period was recently opened.
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

Finance

FirstEnergy aims to execute its Energize365 investment plan through a strengthened financial position. Energize365 capital investments included in the current five-year plan are expected to be funded with a combination of organic cash flows and the issuance of debt, including hybrid securities. Additionally, FirstEnergy may issue its common equity to fund capital expenditures in its 2026 through 2030 planning period averaging approximately 1% of its now current market capitalization in each year of the planning period, subject to market conditions and other factors. FirstEnergy believes it has optimized its financing plan to retain flexibility in an uncertain interest rate environment.

On March 30, 2026, Moody’s revised FE’s outlook to positive from stable. Moody’s also affirmed FE’s ratings, including its Baa3 Issuer and senior unsecured ratings.

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

PJM RTEP Long-Term Proposal Window Projects

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

On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship among the two members, confers governance rights to its members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. The relative ownership interests of the members under the Grid Growth Operating Agreement are 50% for each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. On February 12, 2026, in response to the PJM 2025 RTEP Long-Term Proposal Window #1, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million.

Regulatory Matters - Ohio

On April 5, 2023, the Ohio Companies sought approval from the PUCO for their ESP V. The proposed plan would maintain an eight-year term beginning June 1, 2024, and continue riders recovering costs associated with distribution infrastructure investments and approved grid modernization investments. ESP V additionally proposed new riders that would support reliability, and included provisions supporting affordability and enhancing the customer experience. As more fully described in “Outlook - State Regulation - Ohio,” in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations," on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV, which was approved by the PUCO on December 18, 2024. On January 22, 2025, the PUCO approved the Ohio Companies’ ESP IV compliance tariffs with an effective date of February 1, 2025, at which point the Ohio Companies resumed operating under ESP IV with certain modifications, as described in “Outlook - State Regulation - Ohio,” in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Ohio Companies’ return to ESP IV was appealed by certain intervenors and the matter remains pending before the Supreme Court of Ohio.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. On January 27, 2025, the Ohio Companies notified the PUCO of their intention to update their application for an increase in base distribution rates to remove ESP V related provisions from the base rate case. On November 19, 2025, the PUCO issued an order in the rate case. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025 base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On January 9, 2026, the Ohio Companies filed an expedited motion for ruling on the proposed compliance tariffs and on February 4, 2026, PUCO staff issued a letter recommending that most of the Ohio Companies’ proposed compliance tariffs be approved. The Ohio Companies cannot predict the outcome of the rehearing, but do not expect material changes to the November 2025 order. See “Outlook - State Regulation - Ohio,” in Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations".

On April 22, 2026, the Ohio Companies submitted the required pre-filing notice to the PUCO of their intent to file a Three-Year Rate Plan with the PUCO in May 2026 that includes plans to invest on average $800 million annually to focus on improving reliability for customers. New rates are expected to become effective in mid-2027.

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

MP and PE anticipate filing a base rate distribution case with the WVPSC in the second quarter of 2026, with new rates expected to become effective in the first quarter of 2027.

Regulatory Matters - Maryland

PE anticipates filing a base rate distribution case with the MDPSC in the second half of 2026, with new rates expected to become effective in the first quarter of 2027.

FIRSTENERGY’S CONSOLIDATED RESULTS OF OPERATIONS
First Three Months of 2026 Compared with First Three Months of 2025

(In millions)	For the Three Months Ended March 31,
	2026	2025	Increase

Revenues	$4,202	$3,765	$437	12%

Operating expenses	(3,374)	(3,011)	363	12%

Other expenses, net	(224)	(214)	10	5%

Income taxes	(138)	(126)	12	10%

Income attributable to noncontrolling interest	(61)	(54)	7	13%

Earnings attributable to FE	$405	$360	$45	13%

Earnings attributable to FE were $405 million or $0.70 per share (basic and diluted) in the first three months of 2026 compared to $360 million or $0.62 per share (basic and diluted) in the first three months of 2025, representing an increase of $45 million that was primarily due to the following:

•Higher transmission revenues from regulated capital investments that increased rate base;
•Higher customer usage and demand due to the colder weather temperatures;
•The absence of customer credits associated with the PUCO-approved Ohio Stipulation in 2025;
•The absence of severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025;
•Lower other operating expenses, including vegetation management work that was accelerated in 2025; and
•Higher net periodic pension and OPEB credits.

These factors were partially offset by the following:

•Higher investigation and other related costs associated with the ongoing government investigations and litigation;
•Higher non-deferred storm restoration costs; and
•Higher interest expenses from long-term debt issuances since the first quarter of 2025.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended March 31,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2026	2025	Increase	2026	2025	Increase (Decrease)
Residential	15,596	15,491	0.7%	15,364	15,384	(0.1)%
Commercial(1)	10,118	9,844	2.8%	9,997	9,858	1.4%
Industrial	12,899	12,837	0.5%	12,899	12,837	0.5%
Total Electric Distribution MWh Deliveries	38,613	38,172	1.2%	38,260	38,079	0.5%
(1) Includes street lighting.

Actual distribution deliveries in the first quarter of 2026 for the residential and commercial customer classes were higher than the same period of 2025 due to the impact of colder weather temperatures. Heating degree days in the first three months of 2026 were 2% above the same period of 2025 and 3% above normal.

The financial results discussed below in Segment Results of Operations include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 10., “Segment Information,” of the Combined Notes to Financial Statements of the Registrants.

Summary of Results of Operations — First Three Months of 2026 Compared with First Three Months of 2025

Financial results for FirstEnergy’s business segments for the first three months of 2026 and 2025 were as follows:

First Three Months 2026 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,950	$1,542	$509	$10	$4,011
Other	40	161	7	(17)	191
Total Revenues	1,990	1,703	516	(7)	4,202

Operating Expenses:
Fuel	—	161	—	—	161
Purchased power	762	663	—	4	1,429
Other operating expenses	716	672	79	(7)	1,460
Provision for depreciation	165	139	97	20	421
Amortization (deferral) of regulatory assets, net	(254)	(205)	2	—	(457)
General taxes	223	40	83	14	360
Total Operating Expenses	1,612	1,470	261	31	3,374

Other Income (Expense):
Miscellaneous income (expense), net	29	26	3	(10)	48
Interest expense	(107)	(78)	(85)	(56)	(326)
Capitalized financing costs	10	18	25	1	54
Total Other Expense	(68)	(34)	(57)	(65)	(224)

Income taxes (benefits)	64	46	46	(18)	138

Income attributable to noncontrolling interest	—	—	61	—	61

Earnings (Loss) Attributable to FE	$246	$153	$91	$(85)	$405

First Three Months 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,896	$1,333	$486	$4	$3,719
Other	40	16	5	(15)	46
Total Revenues	1,936	1,349	491	(11)	3,765

Operating Expenses:
Fuel	—	149	—	—	149
Purchased power	610	472	—	6	1,088
Other operating expenses	627	337	98	(28)	1,034
Provision for depreciation	162	138	91	20	411
Amortization (deferral) of regulatory assets, net	(19)	8	1	—	(10)
General taxes	210	37	74	18	339
Total Operating Expenses	1,590	1,141	264	16	3,011

Other Income (Expense):
Miscellaneous income (expense), net	26	18	4	(12)	36
Interest expense	(99)	(65)	(73)	(51)	(288)
Capitalized financing costs	5	15	17	1	38
Total Other Expense	(68)	(32)	(52)	(62)	(214)

Income taxes (benefits)	60	40	40	(14)	126

Income attributable to noncontrolling interest	—	—	54	—	54

Earnings (Loss) Attributable to FE	$218	$136	$81	$(75)	$360

Changes Between First Three Months 2026 and First Three Months 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$54	$209	$23	$6	$292
Other	—	145	2	(2)	145
Total Revenues	54	354	25	4	437

Operating Expenses:
Fuel	—	12	—	—	12
Purchased power	152	191	—	(2)	341
Other operating expenses	89	335	(19)	21	426
Provision for depreciation	3	1	6	—	10
Amortization (deferral) of regulatory assets, net	(235)	(213)	1	—	(447)
General taxes	13	3	9	(4)	21
Total Operating Expenses	22	329	(3)	15	363

Other Income (Expense):
Miscellaneous income (expense), net	3	8	(1)	2	12
Interest expense	(8)	(13)	(12)	(5)	(38)
Capitalized financing costs	5	3	8	—	16
Total Other Expense	—	(2)	(5)	(3)	(10)

Income taxes (benefits)	4	6	6	(4)	12

Income attributable to noncontrolling interest	—	—	7	—	7

Earnings (Loss) Attributable to FE	$28	$17	$10	$(10)	$45

Distribution Segment — First Three Months of 2026 Compared with First Three Months of 2025

Distribution segment’s earnings attributable to FE increased $28 million in the first three months of 2026, as compared to the same period of 2025, primarily due to the absence of severance and related costs in the first quarter of 2025, lower other operating expenses and the absence of customer credits associated with the PUCO-approved Ohio Stipulation.

Revenues —

Distribution segment’s total revenues increased $54 million as a result of the following sources:

	For the Three Months Ended March 31,
Revenues by Type of Service	2026	2025	Increase (Decrease)
	(In millions)
Distribution services	$1,091	$1,179	$(88)
Generation sales:
Retail	855	716	139
Wholesale	4	1	3
Total generation sales	859	717	142
Other	40	40	—
Total Revenues	$1,990	$1,936	$54
Distribution services revenues decreased $88 million in the first three months of 2026, as compared to the same period of 2025, primarily due to customer restitution and refunds resulting from the Ohio Companies’ PUCO-approved settlement. These restitution and refunds were recognized in the fourth quarter of 2025 and are offset by the amortization of a regulatory liability resulting in no impact to earnings in the first quarter of 2026. The revenue decrease was partially offset by higher rider revenues associated with certain regulated investment programs and the absence of customer credits associated with the PUCO-approved Ohio Stipulation. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $142 million in the first three months of 2026, as compared to the same period in 2025, primarily due to higher non-shopping generation auction rates, higher retail generation sales volumes as a result of weather temperatures, and lower shopping, which increased sales volumes. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA decreased to 87% from 88% in Ohio and to 59% from 60% in Pennsylvania in the first three months of 2026, as compared to the same period of 2025. Retail and wholesale generation sales revenue have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $22 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, increased $152 million during the first three months of 2026, as compared to the same period of 2025, primarily due to higher unit costs and generation sales volumes as described above.

•Other operating expenses increased $89 million in the first three months of 2026, as compared to the same period of 2025, primarily due to:

•Higher network transmission expenses of $28 million, which are deferred for future recovery, resulting in no material impact to earnings;
•Higher energy efficiency and other state mandated program costs of $22 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher storm restoration expenses of $72 million, which were mostly deferred for future recovery.

The increase was partially offset by:

•Lower planned vegetation management expenses of $13 million, primarily due to accelerated work in 2025 in Pennsylvania;
•Lower uncollectible expenses of $2 million;
•The absence of $13 million of severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025; and

•Lower other operating expense of $5 million, primarily due to lower other employee benefit costs and increased construction support and lower maintenance work, partially offset by higher contractor expenses.

•Depreciation expense increased $3 million in the first three months of 2026, as compared to the same period of 2025, primarily due to a higher asset base, partially offset by a change in depreciation rates effective March 1, 2026 as a result of the Ohio Base Rate Case.

•Deferral of regulatory assets increased $235 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher deferred storm restoration expenses of $72 million, a $158 million increase in the amortization of a regulatory liability as a result of providing restitution and refunds to Ohio customers and a $28 million net increase in generation and transmission deferrals, partially offset by a $2 million increase in amortization associated with recovery of previously incurred storm costs in Ohio and a $21 million net decrease in other deferrals.

•General taxes increased $13 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher property and gross receipts taxes.

Other Expense —

Other expense was flat in the first three months of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issuances since the first quarter of 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes —

Distribution segment’s effective tax rate was 20.6% and 21.6% for the three months ended March 31, 2026 and 2025, respectively.
Integrated Segment — First Three Months of 2026 Compared with First Three Months of 2025

Integrated segment’s earnings attributable to FE increased $17 million in the first three months of 2026, as compared to the same period of 2025, primarily due to the absence of severance and related costs in the first quarter of 2025, higher transmission revenues from regulated capital investments that increased rate base, higher revenues associated with certain investment programs, and increased customer usage and demand, partially offset by higher non-deferred storm restoration costs.

Revenues —

Integrated segment’s total revenues increased $354 million as a result of the following sources:

	For the Three Months Ended March 31,
Revenues by Type of Service	2026	2025	Increase
	(In millions)
Distribution services (1)	$444	$431	$13
Generation sales:
Retail	867	755	112
Wholesale	112	47	65
Total generation sales	979	802	177
Transmission revenues:
JCP&L	71	61	10
MP & PE	48	39	9
Total transmission revenues	119	100	19
Other	161	16	145
Total Revenues	$1,703	$1,349	$354
(1) Includes $13 million of ARP revenues in 2026, related to lost distribution revenues associated with energy efficiency in New Jersey.
Distribution services revenues increased $13 million in the first three months of 2026, as compared to the same period of 2025, primarily resulting from higher customer usage as a result of the colder weather temperatures and higher rider revenues associated with certain regulated investment programs. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $177 million in the first three months of 2026, as compared to the same period of 2025.

•Retail generation sales increased $112 million in the first three months of 2026, as compared to the same period in 2025, primarily due to higher non-shopping generation auction rates and higher volumes as a result of the colder weather temperatures. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $65 million in the first three months of 2026, as compared to the same period in 2025, primarily due to higher wholesale rates and capacity revenues, partially offset by lower sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $19 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher recovery of transmission operating expenses and higher rate base from regulated investment programs.

Other revenues increased $145 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher FTR credits, which offset higher transmission congestion charges. Due to the ENEC, FTRs have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $329 million, primarily due to:

•Fuel costs increased $12 million during the first three months of 2026, as compared to the same period of 2025, primarily due to higher unit costs, partially offset by lower consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $191 million during the first three months of 2026, as compared to the same period of 2025, primarily due to higher volumes, capacity expenses and prices, which were impacted by the Winter Storm Fern weather event.

•Other operating expenses increased $335 million in the first three months of 2026, as compared to the same period of 2025, primarily due to:

•Higher network transmission expenses of $25 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher transmission congestion charges of $221 million, primarily from the net impacts of the Winter Storm Fern weather event. Due to the ENEC, congestion charges, net of FTR revenue, have no material impact to earnings;
•Higher storm restoration expenses of $77 million, of which $71 million were deferred for future recovery;
•Higher formula rate transmission operating and maintenance expenses of $2 million, which have no material impact to earnings;
•Higher vegetation management expenses of $5 million, which were mostly deferred for future recovery, resulting in no material impact to earnings; and
•Higher energy efficiency and other state mandated program costs of $16 million, which were deferred for future recovery, resulting in no material impact to earnings.

The increase was partially offset by:

•The absence of $10 million of severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025.

•Deferral of regulatory assets increased $213 million in the first three months of 2026, as compared to the same period of 2025, primarily due to $71 million in higher deferral of storm related expenses and a $146 million net increase from higher generation and transmission related deferrals, partially offset by $4 million related to net decreases in other deferrals.

•General taxes increased $3 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher property taxes.

Other Expense —

Other expense increased $2 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issuances since the first quarter 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes —

Integrated segment’s effective tax rate was 23.1% and 22.7% for the three months ended March 31, 2026 and 2025, respectively.

Stand-Alone Transmission Segment — First Three Months of 2026 Compared with First Three Months of 2025

Stand-Alone Transmission segment’s earnings attributable to FE increased $10 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher revenues from regulated capital investments that increased rate base and higher capitalized financing costs, partially offset by higher interest expenses from new long-term debt issuances.

Revenues —

Stand-Alone Transmission’s total revenues increased $25 million, primarily due to a higher overall rate base, partially offset by lower recovery of transmission operating expenses.

The following table shows revenues by transmission asset owner:

	For the Three Months Ended March 31,
Revenues by Transmission Asset Owner	2026	2025	Increase (Decrease)
	(In millions)
ATSI	$286	$265	$21
TrAIL	67	71	(4)
MAIT	139	132	7
KATCo	24	23	1
Total Revenues	$516	$491	$25

Operating Expenses —

Total operating expenses decreased $3 million in the first three months of 2026, as compared to the same period of 2025, primarily due to lower operating and maintenance expenses, partially offset by higher depreciation and property tax expenses from a higher asset base. Nearly all operating expenses are recovered through formula rates.

Other Expense —

Total other expense increased $5 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher interest expenses from new long-term debt issuances, partially offset by higher capitalized financing costs.

Income Taxes —

Stand-Alone Transmission’s effective tax rate was 23.2% and 22.9% for the three months ended March 31, 2026 and 2025, respectively.
Corporate / Other — First Three Months of 2026 Compared with First Three Months of 2025

Financial results at Corporate/Other resulted in a $10 million increase in losses attributable to FE in the first three months of 2026, as compared to the same period of 2025, primarily due to:

•$11 million (after-tax) of higher investigation and other related costs associated with the ongoing government investigations and ongoing litigation; and
•$4 million (after-tax) of higher interest expense as a result of the issuance of the 2029 Convertible Notes and 2031 Convertible Notes, partially offset by the redemption of a portion of the 2026 Convertible Notes.

The increase in losses were partially offset by:
•$4 million (after-tax) of higher income associated with a legacy purchase power contract.
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

FirstEnergy has regulatory assets of $1,092 million and $829 million, and regulatory liabilities of $877 million and $1,185 million as of March 31, 2026 and December 31, 2025, respectively. The following table provides information about the composition of FirstEnergy’s net regulatory assets and liabilities as of March 31, 2026 and December 31, 2025, and the changes during the three months ended March 31, 2026:

Net Regulatory Assets (Liabilities) by Source - FirstEnergy	March 31, 2026	December 31, 2025	Change
	(In millions)
Customer payables for future income taxes	$(2,006)	$(2,041)	$35
Spent nuclear fuel disposal costs	(72)	(76)	4
Asset removal costs	(606)	(675)	69
Deferred transmission costs	(65)	(43)	(22)
Deferred generation costs	558	405	153
Deferred distribution costs	479	466	13
Storm-related costs	1,271	1,122	149
Energy efficiency program costs	500	462	38
New Jersey societal benefit costs	66	80	(14)
Vegetation management costs	148	153	(5)
Ohio settlement charges	(102)	(250)	148
Other	44	41	3
Net Regulatory Assets (Liabilities) included on FirstEnergy’s Consolidated Balance Sheets	$215	$(356)	$571

The following table provides information about the composition of JCP&L’s net regulatory assets and liabilities as of March 31, 2026 and December 31, 2025, and the changes during the three months ended March 31, 2026:

Net Regulatory Assets (Liabilities) by Source - JCP&L	March 31, 2026	December 31, 2025	Change
	(In millions)
Customer payables for future income taxes	$(390)	$(393)	$3
Spent nuclear fuel disposal costs	(72)	(76)	4
Asset removal costs	(71)	(87)	16
Deferred transmission costs	(33)	(25)	(8)
Deferred distribution costs	309	318	(9)
Storm-related costs	437	367	70
Energy efficiency program costs	374	316	58
New Jersey societal benefit costs	66	80	(14)
Other	45	15	30
Net Regulatory Assets included on JCP&L’s Balance Sheets	$665	$515	$150

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

Deferred generation costs - Primarily relates to regulatory assets associated with the securitized recovery of certain fuel and purchased power regulatory assets at the Ohio Companies (amortized through 2034), the Warrior Run purchased power agreement termination fee at PE (amortized through 2029), and the ENEC at MP and PE. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. Generally, the ENEC rate is updated annually.

Deferred distribution costs - Primarily relates to the Ohio Companies' deferral of certain distribution-related expenses, including interest (amortized through 2034) and JCP&L’s AMI program costs.

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $659 million and $80 million for FirstEnergy and JCP&L, respectively, are currently being recovered through rates as of March 31, 2026. Approximately $335 million and $73 million for FirstEnergy and JCP&L, respectively, and were currently being recovered through rates as of December 31, 2025.

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

Ohio settlement charges - Reflects restitution and refunds owed to customers associated with the Ohio Companies' PUCO-approved settlement order, which began to be provided to customers in February 2026. See Note 8., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional details.

The following table provides information about the composition of FirstEnergy’s net regulatory assets that do not earn a current return as of March 31, 2026 and December 31, 2025, of which approximately $943 million and $802 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return - FirstEnergy	March 31, 2026	December 31, 2025	Change
	(In millions)
Deferred generation costs	$423	$280	$143
Deferred distribution costs	181	199	(18)
Storm-related costs	952	844	108
Other	87	102	(15)
FirstEnergy Regulatory Assets Not Earning a Current Return	$1,643	$1,425	$218

The following table provides information about the composition of JCP&L’s net regulatory assets that do not earn a current return as of March 31, 2026 and December 31, 2025, of which approximately $83 million and $76 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral:

Regulatory Assets by Source Not Earning a Current Return - JCP&L	March 31, 2026	December 31, 2025	Change
	(In millions)
Deferred distribution costs	$130	$147	$(17)
Storm-related costs	437	367	70
Other	24	24	—
JCP&L Regulatory Assets Not Earning a Current Return	$591	$538	$53

CAPITAL RESOURCES AND LIQUIDITY

The Registrants’ businesses are capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments and potential contributions to the pension plan.

The Registrants expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for the remainder of 2026 and beyond, the Registrants expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by the Registrants, which may include hybrid securities by FE to, among other things, fund capital expenditures and other capital-like investments, and refinance short-term and maturing long-term debt, subject to market conditions and other factors. Additionally, FE may issue its common equity to fund capital expenditures in its 2026 through 2030 planning period averaging approximately 1% of its now current market capitalization in each year of the planning period, subject to market conditions and other factors.

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

FirstEnergy continues to monitor supply lead times in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. In addition, ongoing geopolitical conflicts have contributed to volatility in global energy markets and fuel and transportation costs, which may further impact supply availability or pricing. FirstEnergy continues to implement mitigation strategies to address volatility in interest rates, inflation and supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, a prolonged continuation or further increase in demand, sustained or escalating geopolitical tensions, rising fuel costs or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.

As of March 31, 2026, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was approximately $2.8 billion, primarily due to current portion of long-term debt, accounts payable, short-term borrowings and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

As of March 31, 2026, JCP&L’s net deficit in working capital (current assets less current liabilities) was approximately $372 million, primarily due to accounts payable, short-term borrowings, accrued interest, and compensation and benefits. JCP&L believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

Short-Term Borrowings / Revolving Credit Facilities

On October 27, 2025, FE, the Electric Companies, Transmission Companies, and FET, each entered into an amended credit facility to, among other things: (i) remove the 10 basis point credit spread adjustment from the interest rate calculation; (ii) permit a one-week interest period for any Term Benchmark Advance (as defined under each of the Amended Credit Facilities) based upon daily simple SOFR; and (iii) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2028 to October 20, 2029 for the KATCo credit facility, (b) from October 20, 2029 to October 20, 2030 for the FET credit facility and (c) from October 18, 2028 to October 18, 2029 for the remaining Amended Credit Facilities.

Borrowings under each of the Amended Credit Facilities may be used for working capital and other general corporate purposes. Generally, borrowings under each of the credit facilities are available to each borrower separately and mature on the earlier of 364 days from the date of borrowing or the commitment termination date, as the same may be extended. Each of the Amended Credit Facilities contains financial covenants requiring each borrower, with the exception of FE, to maintain a consolidated debt-to-total-capitalization ratio (as defined under each of the Amended Credit Facilities) of no more than 65%, and 75% for FET, measured at the end of each fiscal quarter. FE is required under its credit facility to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters.

Each of the Amended Credit Facilities bears interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on SOFR and other variable interest rates. Restricted access to capital markets and/or increased borrowing costs could have an adverse effect on FirstEnergy’s results of operations, cash flows, financial condition and liquidity.

FirstEnergy had $1,305 million and $325 million of outstanding short-term borrowings as of March 31, 2026, and December 31, 2025, respectively. FirstEnergy’s available liquidity from external sources as of April 27, 2026, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FE	October 2029	$1,000	$747
FET	October 2030	1,000	680
Ohio Companies	October 2029	800	423
FE PA	October 2029	950	699
JCP&L	October 2029	750	600
MP and PE	October 2029	400	214
ATSI, MAIT and TrAIL	October 2029	850	849
KATCo	October 2029	150	150
	Subtotal	$5,900	$4,362
Cash and cash equivalents		—	47
	Total	$5,900	$4,409

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of March 31, 2026:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Debt-to-Total-Capitalization Ratio
	(In millions)
FE	N/A	$1,000	N/A(2)
ATSI(1)	$500	350	39.7%
CEI(1)	750	300	46.2%
FET	N/A	1,000	65.5%
FE PA(1)	1,250	950	48.9%
JCP&L(1)	1,500	750	39.5%
KATCo(1)	200	150	28.8%
MAIT(1)	400	350	35.8%
MP(1)	900	250	49.6%
OE(1)	500	300	54.9%
PE(1)	450	150	46.7%
TE(1)	300	200	52.7%
TrAIL(1)	400	150	39.2%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.
(2) FE is not required to maintain a debt-to-total-capitalization ratio under its credit facility. However, FE is required to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters. FE's consolidated interest coverage ratio as of March 31, 2026, was approximately 4.3 times.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Amended Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Amended Credit Facilities and against the applicable borrower’s borrowing sublimit. As of March 31, 2026, FirstEnergy had $238 million in outstanding LOCs, $103 million of which are issued under the Amended Credit Facilities.

Revolving Credit Facility	LOC Availability as of March 31, 2026	LOC Utilized as of March 31, 2026
	(In millions)
FE	$100	$3
FET	100	—
Ohio Companies	150	27
FE PA	200	1
JCP&L	100	—
MP and PE	100	71
ATSI, MAIT and TrAIL	200	1
KATCo	35	—

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

As of March 31, 2026, FE was in compliance with its applicable consolidated interest coverage ratio and the Electric Companies, the Transmission Companies, and FET were each in compliance with their debt-to-total-capitalization ratio covenants under each of their Amended Credit Facilities.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2026	2025	2026	2025
For the Three Months Ended March 31,	4.22%	4.93%	3.97%	5.44%

Long-Term Debt Capacity

FE and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE and its subsidiaries’ credit ratings as of April 27, 2026:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit/Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB+	Baa3	BBB	—	—	—	BBB	Baa3	BBB	S	P	S

Distribution:
CEI	BBB+	Baa3	BBB+	—	—	—	BBB+	Baa3	A-	S	S	P
OE	A-	A3	BBB+	A	A1	A	A-	A3	A-	S	S	P
TE	BBB+	Baa2	BBB+	A	A3	A	—	—	—	S	S	P
FE PA	A-	A3	A-	A	A1	—	A-	A3	A	S	S	S

Integrated:
JCP&L	BBB+	A3	A-	—	—	—	BBB+	A3	A	S	S	S
MP	BBB	Baa2	A-	A-	A3	A+	—	Baa2	—	P	S	S
AGC	BBB-	Baa2	A-	—	—	—	—	—	—	S	S	S
PE	BBB	Baa2	BBB+	A-	A3	A	—	—	—	P	S	S

Stand-Alone Transmission:
FET	A	Baa2	BBB+	—	—	—	A-	Baa2	BBB+	S	S	S
ATSI	A	A3	A	—	—	—	A	A3	A+	S	S	S
MAIT	A	A3	A	—	—	—	A	A3	A+	S	S	S
TrAIL	A	A3	A	—	—	—	A	A3	A+	S	S	S
KATCo	—	A3	A-	—	—	—	—	—	—	—	S	S
(1) S = Stable, P = Positive

On March 30, 2026, Moody’s revised FE’s outlook to positive from stable. Moody’s also affirmed FE’s ratings, including its Baa3 Issuer and senior unsecured ratings.

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

Debt capacity is subject to the consolidated interest coverage ratio in FE's credit facility. As of March 31, 2026, FirstEnergy could incur approximately $0.9 billion of incremental interest expense or incur a $2.3 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements of FE's credit facility.

As of March 31, 2026, JCP&L could incur approximately $6.3 billion of additional debt or incur an approximate $3.4 billion reduction to equity, as defined under the debt to capital covenant, and JCP&L would remain within the limitations of the financial covenant requirements of JCP&L's credit facility.

Cash Requirements and Commitments

The Registrants have certain obligations and commitments to make future payments under contracts. For an in-depth discussion of the Registrants’ cash requirements and commitments, see “Capital Resources and Liquidity - Cash Requirements and Commitments" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within the Registrants’ Form 10-K for the year ended December 31, 2025 (filed on February 18, 2026).

Changes in Cash Position

As of March 31, 2026, FirstEnergy had $52 million of cash and cash equivalents and $28 million of restricted cash as compared to $57 million of cash and cash equivalents and $42 million of restricted cash as of December 31, 2025, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Three Months Ended March 31,
(In millions)	2026	2025	Change

Net cash provided from operating activities	$148	$637	$(489)
Net cash used for investing activities	(1,372)	(1,093)	(279)
Net cash provided from financing activities	1,205	465	740
Net change in cash, cash equivalents, and restricted cash	(19)	9	(28)

Cash, cash equivalents, and restricted cash at beginning of period	99	154	(55)
Cash, cash equivalents, and restricted cash at end of period	$80	$163	$(83)

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

Net cash provided from operating activities was $148 million in the first three months of 2026, as compared to net cash provided from operating activities of $637 million in the first three months of 2025. The decrease in cash provided from operating activities in 2026, compared to the same period of 2025, is primarily due to:

•Restitution and refunds returned to Ohio customers resulting from the PUCO-approved settlement, which began to be provided to customers in February 2026;
•Higher storm restoration costs;
•Higher transmission and purchased power costs, primarily from the net impacts of the Winter Storm Fern weather event in the first quarter of 2026;
•Decreased working capital due to the timing of prepaid and accrued taxes and accrued interest, and higher employee benefit payments in the first quarter of 2026, as compared to the same period in 2025; and
•Decreased cash collateral received from suppliers due to changes in power prices.

The decrease in cash provided from operating activities was partially offset by:

•Increased customer usage and demand as a result of the colder weather temperatures;
•Higher return on regulated capital investment programs; and
•Temporary rate credits that were provided to JCP&L residential customers during the third quarter of 2025 that were recovered in the first quarter of 2026.

Cash Flows From Investing Activities

Net cash used for investing activities in the first three months of 2026 principally represented cash used for capital investments. The following table summarizes investing activities for the first three months of 2026 and 2025:

	For the Three Months Ended March 31,
Investing Activities	2026	2025	Change
	(In millions)
Capital investments:
Distribution Segment	$364	$265	$99
Integrated Segment	476	395	81
Stand-Alone Transmission Segment	333	314	19
Corporate / Other	82	31	51
Asset removal costs	117	84	33
Other	—	4	(4)
	$1,372	$1,093	$279

Net cash used for investing activities for the first three months of 2026 increased $279 million, compared to the same period of 2025, primarily due to capital investments.

Cash Flows From Financing Activities

In the first three months of 2026 and 2025, net cash provided from financing activities was $1,205 million and $465 million, respectively. The following table summarizes financing activities for the first three months of 2026 and 2025:

	For the Three Months Ended March 31,
Financing Activities	2026	2025	Change
	(In millions)

New Issues:
Senior unsecured notes	$850	$—	$850
	$850	$—	$850

Redemptions / Repayments:
Senior unsecured notes	$(300)	$(300)	$—
Senior secured notes	(25)	(24)	(1)
	$(325)	$(324)	$(1)

Short-term borrowings, net	$980	$1,085	$(105)
Noncontrolling interest cash distributions	(25)	(24)	(1)
Common stock dividend payments	(257)	(245)	(12)
Debt issuance and redemption costs, and other	(18)	(27)	9
	$1,205	$465	$740

FirstEnergy and JCP&L had the following issuances during the three months ended March 31, 2026:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE PA	Senior Unsecured	March, 2026	5.15%	2026	$300	Redeemed unsecured notes that became due.
Issuances
FE PA	Senior Unsecured	March, 2026	4.15%	2028	$300
Proceeds are expected to be used to: (i) refinance existing indebtedness, including the repayment of FE PA's 5.15% senior notes due 2026, and short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

FE PA	Senior Unsecured	March, 2026	4.55%	2031	$550
Proceeds are expected to be used to: (i) refinance existing indebtedness, including the repayment of FE PA's 5.15% senior notes due 2026, and short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

On March 11, 2026, MAIT agreed to sell $250 million of new 5.02% Senior Unsecured Notes due May 1, 2036. The sale is expected to close on April 30, 2026. Proceeds are expected to be used to repay short-term borrowings, to finance capital expenditures, for working capital and for other general corporate purposes.

On April 21, 2026, ATSI issued $175 million of new 5.19% Senior Unsecured Notes due May 15, 2033. Proceeds are expected to be used to repay short-term borrowings, including short-term borrowings incurred to repay at maturity $75 million aggregate principal amount of ATSI’s 4.00% Senior Unsecured Notes due 2026, to finance capital expenditures, for working capital and for other general corporate purposes.

On April 28, 2026, FE entered into the FE Term Loan Facility with a maturity date of April 27, 2027, which was fully drawn upon execution. The FE Term Loan Facility contains covenants and other terms and conditions substantially similar to those applicable to FE under the Amended Credit Facilities, including the same requirement to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters. Proceeds were used to repay short-term borrowings outstanding under the Amended Credit Facilities.

FE Convertible Notes Issuance

On May 4, 2023, FE issued $1.5 billion aggregate principal amount of 2026 Convertible Notes, at a rate of 4.00% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2026 Convertible Notes are unsecured and unsubordinated obligations of FE, and will mature on May 1, 2026, unless required to be converted or repurchased in accordance with their terms. Proceeds from the issuance were approximately $1.48 billion, net of issuance costs. FE may not elect to redeem the 2026 Convertible Notes prior to the maturity date.

In June 2025, FE repurchased approximately $1.2 billion aggregate principal amount of the 2026 Convertible Notes, using a portion of the proceeds from the offering of the 2029 Convertible Notes and 2031 Convertible Notes described below. The 2026 Convertible Notes are included within “Currently payable long-term debt” on the FirstEnergy Consolidated Balance Sheets.

Through the close of business on the second scheduled trading day immediately preceding the maturity date, holders of the 2026 Convertible Notes may convert all or any portion of their 2026 Convertible Notes at their option at any time at the conversion rate then in effect. FE will settle conversions of the 2026 Convertible Notes, if any, by paying cash for the aggregate principal amount of the 2026 Convertible Notes being converted and its conversion obligation in excess of such aggregate principal amount. Based on the FE common stock price and conversion price as of March 31, 2026, the cash settlement premium on the 2026 Convertible Notes would be approximately $27 million.

The amount of consideration that a holder will receive upon conversion will be determined by reference to the volume-weighted average price of FE’s common stock for each trading day in a 40 trading day observation period beginning on, and including, the 41st scheduled trading day immediately preceding the maturity date.

On June 12, 2025, FE issued $1.35 billion aggregate principal amount of its 2029 Convertible Notes, at a rate of 3.625% per year, and $1.15 billion aggregate principal amount of its 2031 Convertible Notes, at a rate of 3.875% per year, payable semiannually in arrears on January 15 and July 15 of each year, beginning on January 15, 2026. The 2029 Convertible Notes and 2031 Convertible Notes are unsecured and unsubordinated obligations of FE and will mature on January 15, 2029 and January 15, 2031, respectively, unless earlier converted or repurchased in accordance with their terms.

The 2029 Convertible Notes and 2031 Convertible Notes are included within “Long-term debt and other long-term obligations” on the FirstEnergy Consolidated Balance Sheets. Proceeds from the issuance were approximately $2.47 billion, net of issuance costs.

For more information regarding the 2026 Convertible Notes, the 2029 Convertible Notes and 2031 Convertible Notes, including applicable conversion features, refer to Note 6., “Long Term Debt and Other Long-Term Liabilities – FE Convertible Notes Issuance.”

FE or its affiliates may, from time to time, seek to retire or purchase outstanding debt through open-market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will be upon such terms and at such prices as FE or its affiliates may determine, and will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors.

JCP&L Senior Notes and Registration Rights

On September 4, 2025, JCP&L issued: (i) $350 million of senior unsecured notes due in 2029; (ii) $500 million of senior unsecured notes due in 2031; and (iii) $500 million of senior unsecured notes due in 2036, in a private offering that included registration rights agreements in which JCP&L agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act. On April 9, 2026, JCP&L filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on April 23, 2026.

FE PA Senior Notes and Registration Rights

On March 19, 2026, FE PA issued $300 million of 4.15% senior unsecured notes due in 2028 and $550 million of 4.55% senior unsecured notes due in 2031, in a private offering that included registration rights agreements in which FE PA agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days after the closing.
FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. As of March 31, 2026, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($618 million) and other assurances of ($491 million).

In 2025, FET, DominionHV and Transource issued an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of March 31, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million.

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

As of March 31, 2026, $238 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $47 million of net cash collateral as of March 31, 2026, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if the subsidiary were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2026:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$52	$1	$53
Surety bonds (collateralized amount)(1)	114	153	267
Total Exposure from Contractual Obligations	$166	$154	$320
(1) Surety bonds are not tied to a credit rating. Surety bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $22 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.
JCP&L - GUARANTEES AND OTHER ASSURANCES
JCP&L has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of March 31, 2026, was $48 million.

Collateral and Contingent-Related Features

In the normal course of business, JCP&L may enter into physical or financially settled contracts for the sale and purchase of electric capacity and energy. Certain agreements contain provisions that require JCP&L to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon JCP&L's credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty.

JCP&L has posted $28 million of collateral in the form of LOCs as of March 31, 2026. JCP&L is holding $6 million of net cash collateral as of March 31, 2026, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of March 31, 2026:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual obligations for additional collateral
Upon downgrade	$52
Surety bonds (collateralized amount)(1)	20
Total Exposure from Contractual Obligations	$72
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is 100% of the face amount of the surety bond, and typical obligations require 30 days to cure.
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

The valuation of derivative contracts is based on observable market information. As of March 31, 2026, FirstEnergy has a net asset of $3 million in non-hedge derivative contracts that are related to FTRs at certain of the Electric Companies. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of March 31, 2026, the FirstEnergy pension plan assets were allocated approximately as follows: 30% in equity securities, 19% in fixed income securities, 5% in alternatives, 9% in real estate, 24% in private debt/equity, 9% in derivatives and 4% in cash and short-term securities. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which, based on various assumptions, including an expected rate of return on assets of 8.0% for 2026, is expected to be approximately $250 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. JCP&L is not expected to make a contribution to the pension plan.

As of March 31, 2026, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 57% in equity securities, 39% in fixed income securities and 4% in cash and short-term securities.

In the three months ended March 31, 2026, FirstEnergy’s pension plan assets have lost approximately 1.3% as compared to an annual expected return on plan assets of 8%. In the three months ended March 31, 2026, FirstEnergy’s qualified OPEB plan assets have lost approximately 0.2% as compared to an annual expected return on plan assets of 7%. FirstEnergy determines the annual expected return on plan asset assumption based on historical asset performance, target asset allocations and other economic indicators, including current market conditions and forward looking capital market expectations, among other factors. FirstEnergy periodically evaluates target asset allocations to support long-term funding and volatility mitigation objectives, which could impact future expected return on plan asset assumptions.

See Note 4., “Pension and Other Post-Employment Benefits,” of the Combined Notes to Financial Statements of the Registrants for additional details on FirstEnergy’s pension and OPEB plans.

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

The remaining components of pension and OPEB expense, primarily service costs, interest cost on obligations, expected return on plan assets and amortization of prior service costs, are set at the beginning of the calendar year (unless a remeasurement is triggered) and are recorded on a monthly basis. Changes in asset performance and discount rates will not impact these pension and OPEB costs for 2026, unless an additional remeasurement were to be triggered during the year, however, future years could be impacted by changes in the market.

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of March 31, 2026, the spot rate was 5.87% and 5.68% for pension and OPEB obligations, respectively, as compared to 5.59% and 5.37% as of December 31, 2025, respectively.

The final discount rate and return or loss on plan assets as of the year-end remeasurement date is difficult to predict based on the currently volatile equity markets and interest rate environment. As a result, FirstEnergy is unable to determine or meaningfully project the mark-to-market adjustment, or estimate a reasonable range of adjustment, that will be recorded as of December 31, 2026.

Each of the Amended Credit Facilities bears interest at fluctuating interest rates, primarily based on SOFR, including term SOFR and daily simple SOFR. FirstEnergy has not hedged its interest rate exposure with respect to its floating rate debt. Accordingly, FirstEnergy’s interest expense for any particular period will fluctuate based on SOFR and other variable interest rates.

Economic Conditions

FirstEnergy continues to monitor supply lead times in light of demand increases across the industry, including due to data center usage, and the imposition of tariffs and retaliatory tariffs that have been, and may be, imposed by the U.S. government in response. In addition, ongoing geopolitical conflicts have contributed to volatility in global energy markets and fuel and transportation costs, which may further impact supply availability or pricing. FirstEnergy continues to implement mitigation strategies to address volatility in interest rates, inflation and supply constraints and does not expect any corresponding service disruptions or any material impact on its capital investment plan. However, a prolonged continuation or further increase in demand, sustained or escalating geopolitical tensions, rising fuel costs or the continuation of uncertain or adverse macroeconomic conditions, including inflationary pressures and new or increased existing tariffs, could lead to an increase in supply chain disruptions that could, in turn, have an adverse effect on the Registrants’ results of operations, cash flow and financial condition.

CREDIT RISK

Credit risk is the risk that the Registrants would incur a loss as a result of nonperformance by counterparties of their contractual obligations. The Registrants maintain credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstance in order to limit counterparty credit risk. The Registrants have concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact the Registrants’ overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, FE PA, JCP&L or PE defaults on its obligation, the affected company would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, it is expected that appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. The Registrants' credit policies to manage credit risk include the use of an established credit approval process and daily credit mitigation provisions, such as margin, prepayment or collateral requirements. FirstEnergy and its subsidiaries, including JCP&L, may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.

OUTLOOK

    INCOME TAXES

For federal income tax purposes, FirstEnergy files as a consolidated group, which includes JCP&L but excludes FET and its subsidiaries, and maintains an intercompany income tax allocation agreement for the allocation of consolidated tax liability, including corporate AMT. Subsequent to the closing of the FET Equity Interest Sale, FET and its subsidiaries file as their own consolidated group for federal income tax purposes and have their own intercompany income tax allocation agreement.

On February 18, 2026, the U.S. Treasury and IRS issued guidance that allows certain tax repair deductions in computing corporate AMT. As a result of this guidance, FirstEnergy reversed $18 million in corporate AMT credit carryforwards in the first quarter of 2026 related to corporate AMT incurred and paid in prior tax years by both the FirstEnergy consolidated tax group and the FET consolidated tax group, none of which had an impact to the effective tax rate. Both the FirstEnergy consolidated tax group and the FET consolidated tax group remain subject to the corporate AMT, but expect that this allowance for certain tax repair deductions will reduce future corporate AMT liability.

On July 4, 2025, President Trump signed into law the OBBBA, which makes permanent certain corporate tax incentives from the TCJA but are not expected to materially impact FirstEnergy. The OBBBA also accelerates the phase out of tax credits for wind and solar projects and, accordingly, FirstEnergy is evaluating potential impacts those tax credit provisions and related IRS guidance may have on the proposed construction of solar generation facilities in West Virginia, as discussed in Note 8., “Regulatory Matters,” of the Combined Notes to Financial Statements of the Registrants.

During 2025, FERC issued orders to a non-affiliate concluding that, based on certain previously issued IRS private letter rulings, certain NOL carryforward deferred tax assets, as computed on a separate return basis, should be included in rate base for ratemaking purposes. FirstEnergy determined in the third quarter of 2025 that these rulings and orders also would apply to certain of its subsidiaries, resulting in a benefit from a reduction in regulatory liabilities, reflected as the remeasurement of excess deferred income taxes and an increase in accumulated deferred income tax assets for ratemaking purposes. FirstEnergy made the appropriate updates in its annual formula rates for the impacted subsidiaries.

FirstEnergy will continue to monitor and evaluate future tax legislation, guidance from the U.S. Treasury and/or the IRS, including guidance related to the corporate AMT, and developments concerning the regulatory treatment of income taxes by FERC and/or applicable state regulatory authorities, that could negatively impact FirstEnergy’s and/or JCP&L’s cash flows, results of operations and financial condition.

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

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC and later, at the direction of the MDPSC, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE recovers EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Consistent with an MDPSC order dated December 29, 2022, phasing out the unamortized balances of EmPOWER Maryland investments, PE is required to expense 100% of its EmPOWER Maryland program costs in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. Legislation which took effect on July 1, 2024 is expected to reduce the carrying costs on the EmPOWER Maryland unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER Maryland surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. On August 6, 2025, the Circuit Court for Washington County, Maryland issued an order granting PE’s petition, finding that the legislature may not change terms to apply retroactively to monies already expended. MDPSC and the Maryland Office of People’s Counsel have each appealed the decision. On November 14, 2025, the Appellate Court of Maryland issued an order denying the unopposed motion of the Attorney General of Maryland to Intervene without prejudice to the ability to file an amicus curiae brief, which the Attorney General filed on December 30, 2025. PE's response brief was filed on January 21, 2026.

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

On May 23, 2025, JCP&L filed with the NJBPU a motion seeking declaratory guidance in view of recent offshore wind developments, including a shift in federal energy policy toward more traditional energy resources. JCP&L requested that the NJBPU provide guidance either affirming the current project schedule or, alternatively, authorizing JCP&L to modify the schedule. On June 9, 2025, responses to JCP&L’s motion were filed with the NJBPU, including a cross-motion by the New Jersey Division of Rate Counsel to reopen the offshore wind transmission proceeding, which JCP&L opposed. JCP&L advised that it intended to comply with its contractual obligations to construct the transmission project, and that its motion was limited to seeking guidance on the construction milestones. On July 28, 2025, the New Jersey Division of Rate Counsel asked the NJBPU to take judicial notice of a recent NYPSC order terminating its offshore wind transmission infrastructure process in the interest of protecting ratepayers. On August 13, 2025, the NJBPU issued an order requesting that JCP&L delay expenditures of certain of the transmission investment planned by JCP&L for a 2.5-year period, and directing that JCP&L work with NJBPU staff and PJM to ensure alignment as to the work that is to be continued on the original timeline and the work that is to be delayed consistent with the order. On April 22, 2026, the NJBPU issued an order authorizing termination of all but one of the transmission projects that were awarded to JCP&L per the NJBPU’s October 26, 2022 order. On April 23, 2026, the NJBPU and PJM filed the termination agreement at FERC. If FERC approves the termination agreement, JCP&L would expect to file a subsequent abandonment proceeding with FERC.

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that included JCP&L, NJBPU Staff and New Jersey Division of Rate Counsel, pursuant to which, among other things, JCP&L agreed to apply a temporary rate credit of $30.00 to each residential electric customer’s monthly bill in July and August 2025 that would be deferred in a regulatory asset and recovered with a charge of $10 applied to each residential bill from September 2025 through February 2026 to recover the amounts deferred, without carry charges, subject to a final reconciliation. As of March 31, 2026, JCP&L had substantially recovered the regulatory asset associated with the temporary rate credits.

On August 13, 2025, the NJBPU issued an Order to Show Cause reviewing JCP&L’s 2024 Annual System Performance Report, which includes information regarding JCP&L’s systems level of electric service reliability performance during the prior calendar year. Failure to attain NJBPU’s minimum reliability levels may subject JCP&L to a penalty. The NJBPU order alleges JCP&L has failed to achieve minimum reliability levels for calendar years 2022, 2023, and 2024, and directed JCP&L to file an answer demonstrating why the NJBPU should not impose certain penalties upon JCP&L for such failure, which JCP&L filed on October 10, 2025. On April 13, 2026, NJBPU Staff issued a letter to JCP&L stating its intention to recommend that the NJBPU impose a penalty against JCP&L in the amount of $44 million, while also requesting a meeting with JCP&L to discuss the potential penalty recommendation and a possible resolution. On April 16, 2026, JCP&L responded in writing to the NJBPU Staff welcoming the opportunity to discuss with NJBPU Staff and disputing the magnitude of the recommended penalty and questioning the approach taken by NJBPU Staff. JCP&L is unable to predict the outcome of this matter, including the amount of any penalty and/or other actions that may be imposed by the NJBPU.

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

OHIO

The Ohio Companies operated under ESP IV through May 31, 2024, which provided for the supply of power to non-shopping customers at a market-based price set through an auction process. From June 1, 2024, until January 31, 2025, the Ohio Companies operated under ESP V, as modified by the PUCO, and as further described below. On December 18, 2024, the PUCO approved the Ohio Companies’ notice to withdraw ESP V and approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. ESP IV, as modified, continues the DCR rider, which supports continued investment related to the distribution system for the benefit of customers, with an annual revenue cap of $390 million. In addition, ESP IV, as modified, includes a goal across FirstEnergy to reduce CO2 emissions by 90% below 2005 levels by 2045; and contributions, totaling $6.39 million per year, to: (a) fund energy conservation, economic development and job retention programs in the Ohio Companies’ service territories; and (b) establish fuel-funds in each of the Ohio Companies’ service territories to assist low-income customers.

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. The Ohio Companies filed an application for rehearing challenging various aspects of the May 15, 2024, but due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Ohio Supreme Court granted the Ohio Companies motion to intervene in the appeal. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the PUCO and the Ohio Companies, filed their briefs on August 26, 2025, to which OCC and NOAC replied on September 15, 2025.

On January 31, 2025, the Ohio Companies filed an application with the PUCO for ESP VI. On May 15, 2025, the Ohio Governor signed HB 15, which repealed the statute authorizing ESPs in Ohio, effective August 14, 2025. On December 17, 2025, the PUCO dismissed the Ohio Companies’ application for ESP VI due to the repeal of the ESP statute.

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

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. On November 19, 2025, the PUCO issued an order in the rate case lifting the rate freeze and approving a net increase in base distribution revenues of the Ohio Companies of approximately $34 million, with a return on equity of 9.63% and a hypothetical capital structure of 48.8% debt and 51.2% equity for all three Ohio Companies, which reflects a roll-in of current riders such as DCR and AMI. The PUCO authorized continuance of Rider DCR with a cap increase commensurate with capital investments through January 31, 2025, and approved the Ohio Companies’ proposal to change pension and OPEB recovery to the delayed recognition method. Additionally, the order authorizes recovery of certain deferred costs for storm restoration, operations and maintenance, and energy efficiency programs. As a result of the order, the Ohio Companies recognized a $352 million pre-tax impairment charge related to future recovery disallowances of certain previously capitalized amounts. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025 base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On February 18, 2026, the PUCO issued an entry on rehearing, which extended the amortization period for recovery of deferred storm restoration costs from five years to twenty-five years, subject to prudency review, and clarified the amount of the authorized increase in Rider DCR revenue caps is $14 million, subject to the Ohio Companies meeting reliability standards. The entry further ordered the Ohio Companies to file revised final tariffs and approved the Ohio Companies’ compliance tariffs, effective March 1, 2026. On March 20, 2026, the Ohio Companies and certain other parties filed with the PUCO second applications for rehearing of the February 18, 2026 entry on rehearing. On April 14, 2026, the PUCO issued an entry on rehearing denying all applications for rehearing.

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

On January 7, 2026, the PUCO issued an order, which directed the Ohio Companies to pay their customers, among other things, restitution and refunds totaling approximately $275 million ($213 million after-tax), which was recognized in the fourth quarter of 2025. The restitution and refunds are being provided to customers over three billing cycles, which began in February 2026. As of March 31, 2026, the Ohio Companies have issued approximately $163 million in restitution and refunds.

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

On November 26, 2025, FE PA submitted a petition for approval of its Phase V Energy Efficiency and Conservation Plan, which includes energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.01% MW, and energy consumption reduction targets, as a percentage of FE PA’s historic 2009 to 2010 reference load, at 2.00% MWh. The proposed plan includes cost recovery of approximately $390 million to be recovered through its Phase V Energy Efficiency and Conservation Charge Rider and runs for a five-year period beginning June 1, 2026, through May 31, 2031. Hearings were held on January 29, 2026. The parties reached a full settlement in principle and filed with the PPUC a Joint Petition for Complete Settlement on February 19, 2026. On March 12, 2026, the PPUC issued an order approving the settlement with limited modifications requiring FE PA to file revisions to the plan, which were filed on April 15, 2026.

On February 3, 2026, FE PA filed a proposed DSP for provision of generation for the June 1, 2027 through May 31, 2031 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. Under this DSP, supply would be provided through a mix of 12, 24, and in the case of residential customers, 60-month energy contracts, as well as spot market purchases for industrial customers. Hearings are scheduled to begin on June 15, 2026, and a final order is expected from the PPUC in the fourth quarter of 2026.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates that became effective March 27, 2024 and, for applicable customers, a WVPSC-approved solar surcharge that was most recently adjusted effective January 15, 2026. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is typically updated annually and MP and PE filed their ENEC filing on August 29, 2025, for rates effective January 1, 2026.

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

On August 29, 2025, MP and PE filed with the WVPSC their biennial review of their vegetation management program and surcharge. MP and PE have proposed an approximate $3.2 million decrease in the surcharge rates due to an over-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. The WVPSC held a hearing regarding rate matters on December 15, 2025. The WVPSC issued an order on March 26, 2026 approving the MP and PE vegetation management program and granting rate recovery for its costs.

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

On February 13, 2026, MP and PE filed a CPCN to construct and operate a 1,200 MW combined cycle gas turbine plant and 70 MWs of solar generation capacity for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as to transition to recovery in base rates once the projects are placed in-service and approved through a base rate case. Hearings have been scheduled for July 16 and 17, 2026. A final order is expected from the WVPSC in the second half of 2026. See Note 9., “Commitments, Guarantees and Contingencies - Environmental Matters - Clean Water Act" of the Combined Notes to Financial Statements of the Registrants for additional details on the EPA's ELG.

FERC REGULATORY MATTERS

Under the Federal Power Act, FERC regulates rates for interstate wholesale sales and transmission of electric power, regulatory accounting and reporting under the Uniform System of Accounts, and other matters, including construction and operation of hydroelectric projects. With respect to their wholesale services and rates, the Electric Companies, AE Supply and the Transmission Companies are subject to regulation by FERC. FERC regulations require JCP&L, MP, PE and the Transmission Companies to provide open access transmission service at FERC-approved rates, terms and conditions. Transmission facilities of JCP&L, MP, PE and the Transmission Companies are subject to functional control by PJM, and transmission service using their transmission facilities is provided by PJM under the PJM Tariff.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income and Comprehensive Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025 and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings.

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

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome, which FERC denied on February 2, 2026. The complainants asserted that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid; and (ii) would be constructed with different routing than as originally proposed. On February 2, 2026, FERC denied the complaint and on April 3, 2026, FERC denied the rehearing request filed by the complainants on March 4, 2026. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

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

PJM Capacity Market Reforms

On January 16, 2026, the Trump administration and the governors of all thirteen PJM states released a Statement of Principles Regarding PJM. This Statement of Principles is designed to, among other things, increase capacity available in the PJM market. PJM is seeking input from its stakeholders on matters related to the Statement of Principles, including: (i) proposals for a backstop capacity auction, price (cap), term, and quantity; (ii) on whether to extend the existing capacity auction price collar; and (iii) accelerating large load interconnections bringing their own generation. FirstEnergy is participating in the stakeholder processes that are described in the Statement of Principles, including by filing comments on March 22, 2026 at FERC asking that FERC set the price collar at a level that is lower than the level proposed in PJM’s filing. On April 10, 2026, PJM announced a “backstop reliability procurement” of up to 14.8 gigawatts of new resources. PJM proposes to procure the resources in two phases. The first phase will run from September 2026 through March 2027, and will consist of PJM facilitating bilateral contracts between resource developers and load. The second phase will run from March 2027 through September 2027 and will consist of PJM procuring new resources on behalf of EDCs that have agreed for PJM to conduct the procurement. PJM plans to file the necessary tariff amendments in June 2026 and asserts that it is looking for FERC authorization by September 2026. FirstEnergy is participating in the PJM stakeholder processes and will participate in the FERC proceedings.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including “Artificial Intelligence” data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads, and that these large loads should have the option for building such network transmission upgrades. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025 as the deadline for initial comments and December 5, 2025 as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments on the established deadlines. FirstEnergy is unable to predict the outcome of this rulemaking procedure. On April 16, 2026, FERC issued notice of its intent to take action in June 2026. To the extent the new regulations do not permit transmission utilities to fully recover costs associated with transmission network upgrades required to serve new large loads, FirstEnergy’s strategy of investing in transmission could be adversely affected.

ENVIRONMENTAL MATTERS

Various federal, state and local authorities regulate the Registrants regarding air and water quality, hazardous and solid waste management and disposal, and other environmental matters. While the Registrants’ environmental policies and procedures are designed to achieve compliance with applicable environmental laws and regulations, such laws and regulations are subject to periodic review and potential revision by the implementing agencies. The Registrants cannot predict changes in regulations, regulatory guidance, legal interpretations, policy positions and implementation actions that may evolve.

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to the Registrants. The final outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and litigation also anticipated has occurred. The disclosures herein do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

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

On May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. On April 25, 2024, the EPA issued a final rule, which we refer to as the GHG rule, that imposed stringent GHG emissions limitations on power plants based on fuel type and unit retirement date. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which MP is a member, filed petitions for review of the GHG rule as well as motions to stay the rule in the D.C. Circuit. The D.C. Circuit subsequently granted a motion from the EPA placing the litigation in abeyance until further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal the GHG rule. This proposal to repeal the GHG remains under active consideration by the EPA. If and when finalized, the EPA’s repeal of the GHG rule is expected to be challenged in federal court. Although FirstEnergy continues to evaluate the impact of federal GHG regulations on its operations, it cannot predict the outcome of any regulatory actions or the result of potential litigation challenging any of these actions.

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

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generation facilities. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025 with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. As of March 31, 2026, AE Supply has made cumulative cash payments of $46 million to the escrow account since the transfer in 2025.

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

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of March 31, 2026, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $95 million have been accrued through March 31, 2026, of which approximately $70 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

JERSEY CENTRAL POWER & LIGHT COMPANY
MANAGEMENT’S NARRATIVE DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS

JCP&L is a wholly owned subsidiary of FE. JCP&L conducts business in New Jersey by providing regulated electric transmission and distribution services in northern, western and east central New Jersey, representing $5.1 billion in rate base as of December 31, 2025. JCP&L is subject to regulation by the NJBPU and FERC.

JCP&L distributes electricity to approximately 1.2 million customers in New Jersey across its distribution footprint. JCP&L owns and operates transmission infrastructure that is used to transmit electricity, with revenues derived from forward-looking formula rates, pursuant to which the revenue requirement is updated annually based on a projected rate base and projected costs, which are subject to an annual true-up based on actual rate base and costs. JCP&L procures electric supply to serve its BGS customers through a statewide auction process approved by the NJBPU. JCP&L’s results reflect the costs of securing and delivering electric generation to customers and net transmission expenses related to the delivery of electricity on JCP&L’s transmission facilities, including the deferral and amortization of certain costs.

As discussed, in Note 1.,"Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants, during the fourth quarter of 2025, JCP&L identified an error in the recording of certain expenses for smart meter cost of removal associated with the deployment of its AMI program, resulting in an understatement of expense on the Statements of Income and Comprehensive Income and Regulatory assets/liabilities on the Balance Sheets since 2023. JCP&L evaluated the error, and the specific impact on each affected prior period was not material, however, as a result of the cumulative impact, JCP&L determined it should revise previously issued financial statements to correct the error and in doing so also corrected other immaterial errors. As such, JCP&L has revised the previously issued interim Results of Operations for the three months ended March 31, 2025.

As of January 1, 2026, JCP&L made changes in how management evaluates operating performance and allocates resources. As a result of these changes, JCP&L reassessed its operating segments and determined that its operations are now managed as a single integrated business. Historically, JCP&L reported two operating segments, Distribution and Transmission. Accordingly, JCP&L changed its external segment reporting to present its results, including comparative periods, as a single reportable segment for the first quarter of 2026, and reclassified prior periods for comparability. There are no changes to JCP&L’s significant expenses, measure of profit or loss, or other segment items.

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

JCP&L Summary of Results of Operations — First Three Months of 2026 Compared with First Three Months of 2025
JCP&L financial results for the three months ended March 31, 2026 and 2025, were as follows:

	For the Three Months Ended March 31,
(In millions)	2026	2025 (1)	Change

Revenues	$666	$566	$100

Operating Expenses:
Purchased power	378	298	80
Other operating expenses	224	145	79
Provision for depreciation	61	65	(4)
Deferral of regulatory assets, net	(106)	(20)	(86)
General taxes	7	6	1
Total operating expenses	564	494	70

Other Income (Expense):
Miscellaneous income, net	15	12	3
Interest expense - other	(39)	(29)	(10)
Interest expense - affiliates	(2)	(1)	(1)
Capitalized financing costs	12	9	3
Total other expense	(14)	(9)	(5)

Income taxes	22	16	6

Net Income	$66	$47	$19
(1) Previously issued 2025 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended March 31,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2026	2025	Increase	2026	2025	Increase
Residential	2,437	2,307	5.6%	2,340	2,323	0.7%
Commercial(1)	2,123	2,019	5.2%	2,112	2,038	3.6%
Industrial	435	434	0.2%	435	434	0.2%
Total Electric Distribution MWh Deliveries	4,995	4,760	4.9%	4,887	4,795	1.9%
(1) Includes street lighting.

Distribution deliveries for each customer class were impacted by higher customer usage and demand. Heating degree days in the first three months of 2026 were 7% above the same period of 2025 and 6% above normal.

JCP&L Results of Operations

Net income increased $19 million in the first three months of 2026, as compared to the same period of 2025, primarily due to the absence of severance and related costs in the first quarter of 2025, lower other operating expenses, higher transmission revenues from regulated capital investments that increased rate base, higher revenues associated with certain investment programs, and increased customer demand.

Revenues

The $100 million increase in total revenues resulted from the following sources:

	For the Three Months Ended March 31,
Revenues by Type of Service	2026	2025	Increase
	(In millions)
Distribution services	$229	$223	$6

Generation sales:
Retail	360	277	83
Wholesale	2	1	1
Total generation sales	362	278	84

Transmission	71	61	10

Other	4	4	—
Total Revenues	$666	$566	$100

Distribution services revenue increased $6 million during the first three months of 2026, as compared to the same period of 2025, primarily due to colder weather temperatures that increased customer usage and demand, and higher rider revenues associated with certain regulated investment programs.

Generation sales revenues increased $84 million during the first three months of 2026, as compared to the same period of 2025, primarily due to higher non-shopping generation auction rates and higher sales volumes.

Transmission revenues increased $10 million during the first three months of 2026, as compared to the same period of 2025, primarily due to higher recovery of transmission operating expenses and higher rate base from regulated investment programs.

Operating Expenses

Total operating expenses increased by $70 million primarily due to:
•Purchased power costs, which have no material impact to earnings, increased by $80 million during the first three months of 2026, as compared to the same period of 2025, primarily due to higher sales volumes and unit costs.

•Other operating expenses increased $79 million in the first three months of 2026, as compared to the same period of 2025, primarily due to:

•Higher storm restoration expenses of $81 million, of which $74 were deferred for future recovery;
•Higher energy efficiency and other state mandated program costs of $10 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher formula rate transmission operating and maintenance expenses of $4 million, which have no material impact to earnings.

The increase was partially offset by:

•The absence of $4 million of severance and related costs associated with FirstEnergy’s organizational changes announced in the first quarter of 2025; and
•Lower other operating expenses of $11 million, primarily due to lower other employee benefits and increased construction support and lower maintenance work.

•Depreciation expense decreased $4 million in the first three months of 2026, as compared to the same period of 2025, primarily due to the accelerated amortization of legacy smart meters in New Jersey, which concluded in December 2025, partially offset by a higher asset base.

•Deferral of regulatory assets, net increased $86 million in the first three months of 2026, as compared to the same period of 2025, primarily due to a $74 million increase from higher deferral of storm restoration costs, and $12 million related to net increases in other deferrals.

Other Expenses

Total other expenses increased $5 million in the first three months of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issued since the first quarter of 2025, partially offset by higher capitalized interest and higher pension & OPEB non-service credits.

Income Taxes

The effective tax rate for the three months ended March 31, 2026 and 2025, was 25.0% and 25.4%, respectively.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 8., “Regulatory Matters,” and Note 9., “Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

As of March 31, 2026, there has been no material change to the risk factors disclosed in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the FirstEnergy risk factors discussed in "Item 1A. Risk Factors" in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION.

Trading Arrangements

During the quarter ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

FirstEnergy Term Loan Credit Agreement

The following information is provided in lieu of filing such information on a Current Report on Form 8-K under “Item 1.01 Entry into a Material Definitive Agreement” and “Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.”

On April 28, 2026, FE entered into the FE Term Loan Facility, with a maturity date of April 27, 2027, which was fully drawn upon execution. The FE Term Loan Facility contains covenants and other terms and conditions substantially similar to those applicable to FE under the Amended Credit Facilities, including the same requirement to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters. Proceeds were used to repay short-term borrowings outstanding under the Amended Credit Facilities.

Borrowings under the FE Term Loan Facility that are Alternate Base Rate Loans (as defined in the FE Term Loan Facility) bear interest at a fluctuating interest rate per annum equal to the highest of (i) the “prime rate” published by the Wall Street Journal from time to time, (ii) the sum of 1/2 of 1% per annum plus the federal funds rate in effect from time to time and (iii) the Term SOFR Rate for a one-month interest period plus 1%. Borrowings under the FE Term Loan Facility that are Term Benchmark Loans (as defined in the FE Term Loan Facility) bear interest at a fluctuating interest rate per annum equal to the sum of 0.80% per annum plus the Term SOFR Rate for such interest period. Borrowings under the FE Term Loan Facility that are RFR Loans (as defined in the FE Term Loan Facility) bear interest at a fluctuating interest rate per annum equal to the sum of 0.80% per annum plus Daily Simple SOFR.

Borrowings under the FE Term Loan Facility are subject to acceleration upon the occurrence of events of default, including a cross-default to other indebtedness of FE or its significant subsidiaries in excess of $100 million and defaults for certain bankruptcy or insolvency events of FE or its significant subsidiaries.

FE maintains ordinary banking and investment banking relationships with the Lenders under the FE Term Loan Facility.

The foregoing description of the FE Term Loan Facility does not purport to be complete and is qualified in its entirety by reference to the provisions in the FE Term Loan Facility which is filed hereto as Exhibit 10.1, and incorporated herein by reference.
ITEM 6.        EXHIBITS

Exhibit Number		Description

FirstEnergy
(A)	10.1
Credit Agreement, dated as of April 28, 2026, by and among FirstEnergy Corp., as borrower, the banks and other financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)

JCP&L
(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of Jersey Central Power & Light Company for the period ended March 31, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statements of Income and Comprehensive Income, (ii) Balance Sheets, (iii) Statements of Common Stockholder's Equity, (iv) Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101)

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
April 28, 2026

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

JERSEY CENTRAL POWER & LIGHT COMPANY
Registrant

/s/ Lisa A. Schultz
Lisa A. Schultz
Controller
(Principal Accounting Officer)