Form 10-Q
period 2026-06-30
FIRSTENERGY CORP; JERSEY CENTRAL POWER & LIGHT CO
filed 2026-07-28
CIK 1031296, 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

FirstEnergy Corp.	Yes	☐	No	☑
Jersey Central Power & Light Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

		Outstanding
Registrants	Class	As of June 30, 2026
FirstEnergy Corp.	Common Stock, $0.10 par value	578,639,932
Jersey Central Power & Light Company	Common Stock, $10 par value	13,628,447, all held by FirstEnergy Corp.

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

These SEC filings are posted on FirstEnergy’s website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. Additionally, FirstEnergy routinely posts additional important information, including press releases, investor presentations, investor factbooks, regulatory activity updates in its “Regulatory Corner,” and notices of upcoming events under the “Investors” section of FirstEnergy’s website and recognizes FirstEnergy’s website as a channel of distribution to reach public investors and as a means of disclosing (including initially or exclusively) material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of postings to the website by signing up for email alerts and RSS feeds on the “Investors” page of FirstEnergy’s website. FirstEnergy also uses X (the social networking site formerly known as Twitter®), LinkedIn®, YouTube® and Facebook® as additional channels of distribution to reach public investors and as a supplemental means of disclosing material non-public information for complying with its disclosure obligations under Regulation FD. Information contained on FirstEnergy’s website, X (the social networking site formerly known as Twitter®) handle, LinkedIn® profile, YouTube® channel or Facebook® page, and any corresponding applications of those sites, shall not be deemed incorporated into, or to be part of, this Form 10-Q.

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries, including JCP&L:

AE Supply	Allegheny Energy Supply Company, LLC, a wholly owned unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, a wholly owned generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, a wholly owned subsidiary of FE, which provides legal, financial and other corporate support services to FirstEnergy affiliates
FET	FirstEnergy Transmission, LLC, a consolidated VIE of FE, the parent company of ATSI, MAIT and TrAIL, which has a joint venture in Valley Link and Grid Growth, and had a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Grid Growth	Grid Growth Ventures, LLC, a holding company formed by FET and Transource on September 29, 2025
Grid Growth EHV	Grid Growth EHV Holdings, LLC, a subsidiary of Grid Growth
Grid Growth Ohio	Grid Growth Ohio, LLC
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a wholly owned transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a joint venture between FE and a subsidiary of AEP
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
Penn	Pennsylvania Power Company, a former wholly owned Pennsylvania electric power company subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
Registrants	FE and JCP&L
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Transmission Companies	ATSI, MAIT, TrAIL and KATCo
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, DominionHV and Transource on November 25, 2024
Valley Link Maryland	Valley Link Transmission Maryland, LLC
Valley Link Subsidiaries	The five subsidiaries of Valley Link: (i) Valley Link Transmission Maryland, LLC; (ii) Valley Link Transmission Ohio, LLC; (iii) Valley Link Transmission Virginia, LLC; (iv) Valley Link Transmission Virginia Development, Inc.; and (v) Valley Link Transmission West Virginia, LLC, that will develop, construct, own, operate and maintain those transmission projects awarded by PJM
WP	West Penn Power Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2026 Convertible Notes	FE's 4.00% convertible senior notes, due 2026
2029 Convertible Notes	FE’s 3.625% convertible senior notes, due 2029
2031 Convertible Notes	FE’s 3.875% convertible senior notes, due 2031
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
Amended Credit Facilities	Collectively, the eight separate senior unsecured syndicated revolving credit facilities entered into by FE, FET, the Electric Companies, and the Transmission Companies, each as amended from time to time, most recently on October 27, 2025
AMI	Advanced Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
A&R FET LLC Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of FET
A&R Fourth FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
ASU	Accounting Standards Update
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Super-Core Infrastructure Partners
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
CPCN	Certificate of Public Convenience and Necessity
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DOE	U.S. Department of Energy
DominionHV	Dominion High Voltage Mid-Atlantic, Inc., an affiliate of VEPCO
DPA	Deferred Prosecution Agreement entered into on July 21, 2021, between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSP	Default Service Plan
EDC	Electric Distribution Company
EEI	The Edison Electric Institute
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
ELG	Effluent Limitation Guidelines
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program
EnergizeNJ	JCP&L's second Infrastructure Investment Program
EPA	U.S. Environmental Protection Agency
EPS	Earnings per Share
ERO	Electric Reliability Organization
ESP	Electric Security Plan

Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FE Board	The Board of Directors of FE
FE Term Loan Facility	$750 million unsecured Credit Agreement, dated April 28, 2026, entered into by FE, as borrower, with the banks and other financial institutions party thereto, as lenders and JPMorgan Chase Bank, N.A., as administrative agent
FERC	Federal Energy Regulatory Commission
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET
FIP	Federal Implementation Plan
Fitch	Fitch Ratings Service
FMB	First Mortgage Bond
FPA	Federal Power Act
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Grid Growth Operating Agreement	Amended and Restated Operating Agreement of Grid Growth, dated as of February 13, 2026
HB 15	House Bill 15, as passed by Ohio's 136th General Assembly
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDOPC	Maryland Office of People's Counsel
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOAC	Northwest Ohio Aggregation Coalition
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OBBBA	One Big Beautiful Bill Act of 2025, adopted on July 4, 2025
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO staff, and several other signatories
OPEB	Other Postemployment Benefits
OPIC	Other paid-in capital
OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies on January 1, 2024

PE Term Loan Facility	$150 million unsecured Credit Agreement, dated June 16, 2026, entered into by PE, as borrower, with the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent
PJM	PJM Interconnection, LLC, an RTO serving the PJM Region
PJM Region	The territory through which PJM coordinates the movement of electricity, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia
PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
RFR	Risk-Free Rate
RGGI	Regional Greenhouse Gas Initiative
ROE	Return on Equity
RSS	Rich Site Summary
RTEP	Regional Transmission Expansion Plan
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan(s) under the CAA
Sixth Circuit	U.S. Court of Appeals for the Sixth Circuit
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SPE	Special Purpose Entity
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, a subsidiary of AEP
U.S.	United States
Utility RELIEF Act	Maryland House Bill 1532, adopted May 12, 2026
Valley Link Operating Agreement	Amended and Restated Operating Agreement of Valley Link, dated as of February 21, 2025
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia
ZEC	Zero Emission Certificate
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
•Changes in national and regional economic conditions affecting us and/or our customers and the vendors with which we do business, including geopolitical conflicts, recession, volatile interest rates, inflationary pressures, supply chain disruptions, higher fuel costs, and workforce impacts;
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
•The risks associated with physical attacks, such as acts of war, terrorism, sabotage or other acts of violence, and cyber-attacks and other disruptions to our, or our vendors’, information technology systems, which may compromise our operations, and data security breaches of sensitive data, intellectual property and proprietary or personally identifiable information;
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

PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025

REVENUES:
Distribution services and retail generation	$2,787	$2,698	$6,031	$5,779
Transmission	686	562	1,314	1,148
Other	205	120	535	218
Total revenues(1)	3,678	3,380	7,880	7,145

OPERATING EXPENSES:
Fuel	156	168	317	317
Purchased power	1,157	953	2,586	2,041
Other operating expenses	1,165	995	2,625	2,029
Provision for depreciation	424	415	845	826
Deferral of regulatory assets, net	(225)	(99)	(682)	(109)
General taxes	324	302	684	641
Total operating expenses	3,001	2,734	6,375	5,745

OPERATING INCOME	677	646	1,505	1,400

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 6.)	—	(24)	—	(24)
Miscellaneous income, net	52	41	100	77
Interest expense	(337)	(299)	(663)	(587)
Capitalized financing costs	52	42	106	80
Total other expense	(233)	(240)	(457)	(454)

INCOME BEFORE INCOME TAXES	444	406	1,048	946

INCOME TAXES	92	88	230	214

NET INCOME	$352	$318	$818	$732

Income attributable to noncontrolling interest	64	50	125	104

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$288	$268	$693	$628

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$288	$268	$693	$628

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3.):
Basic	$0.50	$0.46	$1.20	$1.09
Diluted	$0.50	$0.46	$1.20	$1.09

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	578	577	578	577
Diluted	579	578	580	578
(1) Includes excise and gross receipts tax collections of $105 million and $100 million during the three months ended June 30, 2026, and 2025, respectively, and $238 million and $223 million during the six months ended June 30, 2026, and 2025, respectively.

See Combined Notes to Financial Statements of the Registrants.

1

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$63	$57
Restricted cash	128	42
Receivables -
Customers	1,715	1,783
Less — Allowance for uncollectible customer receivables	48	57
	1,667	1,726
Other, net of allowance for uncollectible accounts of $11 in 2026 and 2025	343	295
Materials and supplies, at average cost	559	577
Prepaid taxes and other	445	282
	3,205	2,979
PROPERTY, PLANT AND EQUIPMENT:
In service	57,968	56,213
Less — Accumulated provision for depreciation	15,606	15,189
	42,362	41,024
Construction work in progress	3,925	3,389
	46,287	44,413

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments	635	641
Regulatory assets	1,357	829
Other	1,119	1,424
	8,729	8,512
TOTAL ASSETS(1)	$58,221	$55,904

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$505	$723
Short-term borrowings	1,376	325
Accounts payable	2,122	2,002
Accrued interest	388	373
Accrued taxes	738	768
Accrued compensation and benefits	256	286
Dividends payable	—	257
Customer deposits	256	250
Other	287	287
	5,928	5,271
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	27,102	25,508
Accumulated deferred income taxes	6,314	6,032
Retirement benefits	1,464	1,469
Regulatory liabilities	891	1,185
Other	2,096	2,513
	37,867	36,707
TOTAL LIABILITIES(1)	43,795	41,978

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 578,639,932 and 577,851,052 shares outstanding as of June 30, 2026, and December 31, 2025, respectively.	58	58
Other paid-in capital	12,432	12,431
Accumulated other comprehensive loss	(14)	(14)
Retained earnings	459	35
Total common stockholders’ equity	12,935	12,510
Noncontrolling interest	1,491	1,416
TOTAL EQUITY	14,426	13,926

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10.)

TOTAL LIABILITIES AND EQUITY	$58,221	$55,904

(1)    As of June 30, 2026, and December 31, 2025, the combined assets of the VIEs were $13,796 million and $13,270 million, respectively, that can only be used to settle obligations of the VIEs. As of June 30, 2026, and December 31, 2025, respectively, these assets include: Cash and cash equivalents of $10 million and $8 million, Restricted cash of $41 million and $40 million, Accounts receivable of $92 million and $92 million, Materials and supplies, at average cost of $1 million and $1 million, Prepaid taxes and other current assets of $20 million and $41 million, Property, plant, and equipment of $13,081 million and $12,475 million, Goodwill of $224 million and $224 million, Investments of $2 million and $19 million, Regulatory assets of $141 million and $22 million, and Other noncurrent assets of $184 million and $348 million. The consolidated liabilities as of June 30, 2026, and December 31, 2025, include $10,333 million and $9,933 million, respectively, of liabilities of VIEs whose creditors have no recourse to FE. As of June 30, 2026, and December 31, 2025, respectively, these liabilities include: Currently payable long-term debt of $52 million and $126 million, Short-term borrowings of $275 million and $245 million, Accrued interest of $112 million and $108 million, Accrued taxes of $327 million and $335 million, Other current liabilities of $6 million and $9 million, Long-term debt and other long-term obligations of $7,291 million and $6,893 million, Accumulated deferred income taxes of $1,623 million and $1,540 million, Regulatory liabilities of $478 million and $346 million, and Other noncurrent liabilities of $169 million and $331 million.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Six Months Ended June 30, 2026
	Common stock		OPIC	AOCI	Retained Earnings	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2026	578	$58	$12,431	$(14)	$35	$12,510	$1,416	$13,926
Net income	—	—	—	—	405	405	61	466
Stock Investment Plan and share-based benefit plans	—	—	8	—	—	8	—	8
Cash dividends declared on common stock ($0.465 per share in March)	—	—	—	—	(269)	(269)	—	(269)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
Balance, March 31, 2026	578	$58	$12,439	$(14)	$171	$12,654	$1,452	$14,106
Net income	—	—	—		288	288	64	352
Stock Investment Plan and share-based benefit plans	1	—	18	—	—	18	—	18
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
2026 Convertible Notes conversion premium	—	—	(25)	—	—	(25)		(25)
Balance, June 30, 2026	579	$58	$12,432	$(14)	$459	$12,935	$1,491	$14,426

	Six Months Ended June 30, 2025
	Common stock		OPIC	AOCI	Retained Earnings	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2025	577	$58	$12,368	$(14)	$43	$12,455	$1,265	$13,720
Net income	—	—	—	—	360	360	54	414
Stock Investment Plan and share-based benefit plans	—	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.445 per share in March)	—	—	—	—	(257)	(257)	—	(257)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(24)	(24)
Balance, March 31, 2025	577	$58	$12,377	$(14)	$146	$12,567	$1,295	$13,862
Net income	—	—	—	—	268	268	50	318
Stock Investment Plan and share-based benefit plans	—	—	16	—	—	16	—	16
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
Balance, June 30, 2025	577	$58	$12,393	$(14)	$414	$12,851	$1,320	$14,171

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$818	$732
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	592	771
Winter Storm Fern deferred purchase power costs, net (Note 9.)	(145)	—
Deferred income taxes and investment tax credits, net	218	156
Employee benefit costs, net	(9)	—
Transmission revenue collections, net	23	103
New Jersey ZEC refund, net (Note 9.)	79	—
Changes in current assets and liabilities-
Receivables	11	(55)
Materials and supplies	18	(46)
Prepaid taxes and other current assets	(143)	(129)
Accounts payable	82	278
Accrued taxes	(30)	(38)
Accrued interest	14	34
Accrued compensation and benefits	(58)	13
Other current liabilities	(45)	(50)
Ohio settlement customer restitution and refunds (Note 9.)	(266)	—
Cash collateral, net	9	22
Employee benefit plan funding and related payments	(22)	(24)
Other	(9)	(48)
Net cash provided from operating activities	1,137	1,719

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(2,600)	(2,233)
Sales of investment securities held in trusts	33	30
Purchases of investment securities held in trusts	(39)	(36)
Asset removal costs	(222)	(167)
Other	—	(8)
Net cash used for investing activities	(2,828)	(2,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	2,075	4,125
Short-term borrowings, net	1,051	—
Redemptions and repayments-
Long-term debt	(694)	(2,155)
Short-term borrowings, net	—	(150)
Noncontrolling interest cash distributions	(50)	(49)
Common stock dividend payments	(526)	(502)
Debt issuance and redemption costs, and other	(73)	(114)
Net cash provided from financing activities	1,783	1,155

Net change in cash, cash equivalents, and restricted cash	92	460
Cash, cash equivalents, and restricted cash at beginning of period	99	154
Cash, cash equivalents, and restricted cash at end of period	$191	$614

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$400	$325
Transfer of McElroy’s Run CCR impoundment facility	$—	$99

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In millions)	2026	2025	2026	2025

REVENUES	$659	$592	$1,325	$1,158

OPERATING EXPENSES:
Purchased power	349	303	727	601
Other operating expenses(1)	194	137	418	282
Provision for depreciation	63	65	124	130
Deferral of regulatory assets, net	(76)	(12)	(182)	(32)
General taxes	6	6	13	12
Total operating expenses	536	499	1,100	993

OPERATING INCOME	123	93	225	165

OTHER INCOME (EXPENSE):
Miscellaneous income, net	13	11	28	23
Interest expense - non-affiliates	(41)	(30)	(80)	(59)
Interest expense - affiliates	(3)	(2)	(5)	(3)
Capitalized financing costs	13	10	25	19
Total other expense	(18)	(11)	(32)	(20)

INCOME BEFORE INCOME TAXES	105	82	193	145

INCOME TAXES	26	20	48	36

NET INCOME	$79	$62	$145	$109

COMPREHENSIVE INCOME	$79	$62	$145	$109
(1) Includes affiliated operating expenses of $25 million and $26 million for the three months ended June 30, 2026, and 2025, respectively, and $57 million and $59 million for the six months ended June 30, 2026, and 2025, respectively.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	June 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Restricted cash	$79	$—
Receivables -
Customers	371	330
Less — Allowance for uncollectible customer receivables	5	6
	366	324
Affiliated companies	46	22
Other	25	25
Prepaid taxes and other	111	33
	627	404
PROPERTY, PLANT AND EQUIPMENT:
In service	9,605	9,267
Less — Accumulated provision for depreciation	2,471	2,439
	7,134	6,828
Construction work in progress	1,001	880
	8,135	7,708
INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	1,811	1,811
Investments	299	297
Regulatory assets	722	515
Prepaid OPEB costs	252	243
Other	129	131
	3,213	2,997
TOTAL ASSETS	$11,975	$11,109

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$2	$2
Short-term borrowings -
Affiliated companies	397	93
Accounts payable -
Affiliated companies	107	103
Other	189	175
Accrued compensation and benefits	30	34
Customer deposits	35	35
Accrued taxes	2	11
Accrued interest	55	44
Other	17	41
	834	538
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	3,372	3,023
Accumulated deferred income taxes, net	1,432	1,348
Nuclear fuel disposal costs	250	245
Retirement benefits	28	32
Other	750	763
	5,832	5,411
TOTAL LIABILITIES	6,666	5,949

COMMON STOCKHOLDER'S EQUITY:
Common stock, $10 par value, authorized 16,000,000 shares - 13,628,447 shares outstanding as of June 30, 2026, and December 31, 2025.	136	136
Other paid-in capital	3,534	3,530
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,643	1,498
TOTAL COMMON STOCKHOLDER’S EQUITY	5,309	5,160

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10.)

TOTAL LIABILITIES AND COMMON STOCKHOLDER’S EQUITY	$11,975	$11,109

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Six Months Ended June 30, 2026
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
Balance, January 1, 2026	13,628,447	$136	$3,530	$(4)	$1,498	$5,160
Net income	—	—	—	—	66	66
Stock-based compensation(1)	—	—	2	—	—	2
Balance, March 31, 2026	13,628,447	$136	$3,532	$(4)	$1,564	$5,228
Net income	—	—	—	—	79	79
Stock-based compensation(1)	—	—	2	—	—	2
Balance, June 30, 2026	13,628,447	$136	$3,534	$(4)	$1,643	$5,309

	Six Months Ended June 30, 2025
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
Balance, January 1, 2025	13,628,447	$136	$3,523	$(4)	$1,312	$4,967
Net income	—	—	—	—	47	47
Stock-based compensation(1)	—	—	2	—	—	2
Cash dividends declared on common stock	—	—	—	—	(30)	(30)
Balance, March 31, 2025	13,628,447	$136	$3,525	$(4)	$1,329	$4,986
Net income	—	—	—	—	62	62
Stock-based compensation(1)	—	—	1	—	—	1
Balance, June 30, 2025	13,628,447	$136	$3,526	$(4)	$1,391	$5,049

(1) In the form of FE common equity granted to certain JCP&L employees primarily related to the FirstEnergy 401(k) Savings Plan.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145	$109
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	(49)	114
Transmission revenue collections, net	(3)	14
Deferred income taxes and investment tax credits, net	74	51
Spent nuclear fuel disposal trust income	6	6
New Jersey temporary rate credits, net	20	—
Employee benefit costs, net	(13)	(12)
New Jersey ZEC refund, net (Note 9.)	79	—
Changes in current assets and liabilities-
Receivables	(66)	(12)
Prepaid taxes and other current assets	(75)	(63)
Accounts payable	18	129
Accrued taxes	(9)	2
Accrued interest	11	18
Accrued compensation and benefits	(4)	(3)
Other current liabilities	(25)	(16)
Cash collateral, net	—	9
Other	(2)	(24)
Net cash provided from operating activities	107	322

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(635)	(483)
Sales of investment securities held in trusts	33	30
Purchases of investment securities held in trusts	(39)	(36)
Asset removal costs	(38)	(33)
Other	—	(1)
Net cash used for investing activities	(679)	(523)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	350	—
Short-term borrowings- affiliated companies, net	304	235
Common stock dividend payments	—	(30)
Debt issuance costs and other	(3)	(4)
Net cash provided from financing activities	651	201

Net change in cash, cash equivalents, and restricted cash	79	—
Cash, cash equivalents, and restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at end of period	$79	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$96	$78

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

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s electric operating companies comprise one of the nation’s largest investor-owned electric systems, serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include more than 24,000 miles of lines and two regional transmission operation centers. As of June 30, 2026, AGC and MP control 3,610 MWs of net maximum generation capacity.
FET also owns a 34% equity interest in Valley Link. On November 25, 2024, FET, DominionHV, and Transource formed Valley Link, which is the holding company responsible for managing and executing those projects awarded by PJM, and entered into a limited liability company agreement. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. The Valley Link Subsidiaries comprise the entities that are expected to develop, construct, own, operate and maintain those transmission projects awarded by PJM.
On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects, among others, awarded by PJM on February 12, 2026, to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship between the two members, confers governance rights to its members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. The relative ownership interests of the members under the Grid Growth Operating Agreement are 50% for each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest.
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

Revision of Previously Issued Interim Financial Statements of JCP&L

During the fourth quarter of 2025, JCP&L identified an error in the recording of certain expenses for smart meter cost of removal associated with the deployment of its AMI program, resulting in an understatement of expense on the Statements of Income and Comprehensive Income and Regulatory assets/liabilities on the Balance Sheets since 2023. The identified error impacted JCP&L's previously issued 2023 and 2024 annual financial statements, and interim periods in 2024 and 2025. JCP&L evaluated the error, and the specific impact on each affected prior period was not material, however, as a result of the cumulative impact, JCP&L determined to revise previously issued financial statements to correct the error and, in doing so, also corrected certain other previously identified immaterial errors, including the misclassification of certain retired assets. As such, JCP&L has revised the previously issued interim Statements of Income and Comprehensive Income for the three and six months ended June 30, 2025 and the Statement of Cash Flows and Statements of Common Stockholder’s Equity for the six months ended June 30, 2025.

JCP&L Interim Statements of Income and Comprehensive Income

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferral of regulatory assets, net	$(14)	$2	$(12)	$(36)	$4	$(32)
Other operating expenses	133	4	137	278	4	282
Total operating expenses	493	6	499	985	8	993
Operating income	99	(6)	93	173	(8)	165
Income before income taxes	88	(6)	82	153	(8)	145
Income taxes	22	(2)	20	38	(2)	36
Net income	66	(4)	62	115	(6)	109
Comprehensive income	66	(4)	62	115	(6)	109

JCP&L Interim Statements of Common Stockholder's Equity

	For the Six Months Ended June 30, 2025
(In millions)	As Reported	Adjustment	As Revised
Balance, January 1, 2025	$4,977	$(10)	$4,967
Net income	49	(2)	47
Balance, March 31, 2025	4,998	(12)	4,986
Net income	66	(4)	62
Balance, June 30, 2025	$5,065	$(16)	$5,049

JCP&L Interim Statements of Cash Flows

	For the Six Months Ended June 30, 2025
(In millions)	As Reported		Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$115		$(6)	$109
Adjustments to reconcile net income to net cash from operating activities-				—
Depreciation and amortization	110	(1)	4	114
Deferred income taxes and investment tax credits, net	53		(2)	51
Net cash provided from operating activities	326		(4)	322

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	$(487)	(1)	$4	$(483)
Net cash used for investing activities	(527)		4	(523)

Net change in cash, cash equivalents, and restricted cash	$—		$—	$—
(1) Amount includes the effect of a reclassification made to conform prior period presentation to the current year presentation.

Basis of Presentation

The Registrants follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC, and, as applicable, the PUCO, the PPUC, the MDPSC, the NYPSC, the WVPSC, the VSCC and the NJBPU. The accompanying interim financial statements as of June 30, 2026, and for the six months ended June 30, 2026, and 2025, respectively, are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for the fair presentation of the financial statements. The balance sheets, as of December 31, 2025, were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on

Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with the applicable Registrants’ audited financial statements and notes included in their Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.

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

The disclosure related to the combined assets and liabilities of the consolidated VIEs has been revised as of December 31, 2025, to exclude $243 million of liabilities. The correction was not material to FirstEnergy’s previously issued financial statements.

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
Capitalized Financing Costs
FirstEnergy - For the three months ended June 30, 2026, and 2025, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income and Comprehensive Income include $30 million and $24 million, respectively, of allowance for equity funds used during construction and $22 million and $18 million, respectively, of capitalized interest.
For the six months ended June 30, 2026, and 2025, capitalized financing costs on FirstEnergy’s Consolidated Statements of Income include $65 million and $46 million, respectively, of allowance for equity funds used during construction and $41 million and $34 million, respectively, of capitalized interest.
JCP&L - For the three months ended June 30, 2026, and 2025, capitalized financing costs on JCP&L’s Statements of Income and Comprehensive Income each include $7 million of allowance for equity funds used during construction and $6 million and $3 million, respectively, of capitalized interest.
For the six months ended June 30, 2026, and 2025, capitalized financing costs on JCP&L’s Statements of Income and Comprehensive Income include $13 million and $13 million, respectively, of allowance for equity funds used during construction and $12 million and $6 million, respectively, of capitalized interest.

FET Noncontrolling Interest

FirstEnergy presents Brookfield’s 49.9% total ownership portion of FET’s net income and net assets as NCI. NCI is included as a component of equity on FirstEnergy’s Consolidated Balance Sheets.

On May 20, 2026, FE, FET and Brookfield entered into the A&R FET LLC Agreement, which amends and restates the A&R Fourth FET LLC Agreement in its entirety. The A&R FET LLC Agreement implements the application of the parties’ existing governance arrangements under the A&R Fourth FET LLC Agreement to FET’s participation in Valley Link and Grid Growth. The relative ownership percentages of the members of FET, the size and composition of FET’s board of directors, the ownership-based thresholds at which Brookfield’s rights apply, and the scope of the matters as to which Brookfield has consent, consultation or other approval rights with respect to FET, in each case as set forth in the A&R Fourth FET LLC Agreement, are not modified by the A&R FET LLC Agreement.
Equity Method Investments

Investments over which the Registrants have the ability to exercise significant influence, but do not have a controlling financial interest, follow the equity method of accounting. Under the equity method, the interest in the entity is reported in “Investments” on the Registrants’ Balance Sheets. The percentage of ownership share of the entity’s earnings is reported in the Registrants’ Statement of Income and reflected in “Other income (expense)”.
Equity method investments, which are included within "Investments" on FirstEnergy’s Consolidated Balance Sheets, were approximately $19 million and $38 million as of June 30, 2026, and December 31, 2025, respectively. JCP&L did not have any equity method investments as of June 30, 2026, or December 31, 2025.
Valley Link - On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Open Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET’s share estimated to be approximately $1 billion.

As of February 21, 2025, the relative ownership interests of the members are FET (34%), DominionHV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. Investment balances as of June 30, 2026, and earnings during the first half of 2026 related to Valley Link were immaterial.
Grid Growth - On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship between the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. As of February 13, 2026, the relative ownership interests of the members are 50% by each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. FET’s ownership interest in Grid Growth is subject to the equity method of accounting. As of June 30, 2026, and December 31, 2025, there was no carrying value of the investment on the FirstEnergy Consolidated Balance Sheets.
On February 12, 2026, in response to the PJM 2025 RTEP Open Window #1, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million.
PATH-WV - A subsidiary of FE formerly owned 50% of PATH-WV, which was a joint venture with a subsidiary of AEP. In March 2024, PATH completed the process of terminating all of its FERC-jurisdictional rates and facilities, with the result that PATH no longer is a “public utility” and no longer is subject to FERC jurisdiction. During the second quarter of 2026, FET received cash payments of approximately $21 million after the liquidation of PATH was authorized by FirstEnergy and its non-affiliated joint venture partner. The cash payment was classified in other within “Cash from Investing Activities” of FirstEnergy’s Consolidated Statements of Cash Flows.
New Accounting Pronouncements

Recently Issued Pronouncements - The following new authoritative accounting guidance issued by the FASB has not yet been adopted by the Registrants. Unless otherwise indicated, the Registrants’ management is currently assessing the impact such guidance may have on the Registrants’ financial statements and disclosures, as well as the potential to early adopt (where applicable). Management has assessed other FASB issuances of new standards not described below based upon the current expectation that such new standards will not significantly impact the Registrants’ financial statements.

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

ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (Issued in September 2025): ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable that the project will be completed; an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for the Registrants beginning with the financial statements for the first quarter of 2028, with early adoption permitted. The guidance is permitted to be applied using a prospective, retrospective or modified transition approach.

ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities” (Issued in December 2025): ASU 2025-10 establishes authoritative guidance for the recognition, measurement, presentation, and disclosure of government grants received by business entities. ASU 2025-10 requires that a government grant be recognized when it is probable that the entity will comply with the conditions of the grant and that the grant will be received. It permits two approaches for asset-related grants, either the cost reduction method (reduce the carrying amount of the asset) or the deferred income method (recognize income over the useful life of the asset). Income-related grants are recognized systematically in income as the related costs are incurred. ASU 2025-10 is effective for the Registrants beginning with financial statements for the first quarter of 2029, with early adoption permitted. The guidance is permitted to be applied using a modified prospective, modified retrospective or full retrospective approach.

ASU 2026‑02, “Environmental Credits and Environmental Credit Obligations (Topic 818)” (Issued in May 2026): ASU 2026‑02 establishes new guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. The standard requires entities to account for environmental credits based on their intended use, including whether the credits are expected to be used for compliance purposes, held for sale, or used for voluntary initiatives. The guidance also requires recognition of liabilities for environmental credit obligations and introduces a measurement model that incorporates both credits on hand and credits required to settle the obligation. ASU 2026‑02 is permitted to be applied retrospectively through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption. ASU 2026‑02 is effective for the Registrants beginning with financial statements for the first quarter of 2028, with early adoption permitted.

2. REVENUE

The disclosures in this note apply to both Registrants, unless indicated otherwise. The following represents a disaggregation of FirstEnergy’s revenue from contracts with customers for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Distribution
Retail generation and distribution services:
Residential	$1,138	$1,043	$2,535	$2,352
Commercial	370	409	772	824
Industrial(1)	166	180	313	351
Wholesale	5	3	9	4
Other revenue from contracts with customers	18	20	36	37
Total revenues from contracts with customers	1,697	1,655	3,665	3,568
Other revenue unrelated to contracts with customers	17	20	39	43
Total Distribution	$1,714	$1,675	$3,704	$3,611

Integrated
Retail generation and distribution services:
Residential	$637	$598	$1,432	$1,306
Commercial	317	307	657	625
Industrial(1)	159	161	322	321
Wholesale	125	78	237	125
Transmission	149	111	268	211
Other revenue from contracts with customers	2	4	2	5
Total revenues from contracts with customers	1,389	1,259	2,918	2,593
ARP(2)	—	—	13	—
Other revenue unrelated to contracts with customers(3)	45	2	206	17
Total Integrated	$1,434	$1,261	$3,137	$2,610

Stand-Alone Transmission
ATSI	$295	$256	$577	$518
TrAIL	63	61	128	131
MAIT	149	113	287	244
KATCo	30	21	54	44
Total revenues from contracts with customers	537	451	1,046	937
Other revenue unrelated to contracts with customers	7	5	14	10
Total Stand-Alone Transmission	$544	$456	$1,060	$947

Corporate/Other, Eliminations and Reconciling Adjustments(4)
Wholesale	$4	$4	$14	$8
Eliminations and reconciling adjustments	(18)	(16)	(35)	(31)
Total Corporate/Other, Eliminations and Reconciling Adjustments	$(14)	$(12)	$(21)	$(23)

FirstEnergy Total Revenues	$3,678	$3,380	$7,880	$7,145
(1) Includes street lighting.
(2) Related to lost distribution revenues associated with energy efficiency in New Jersey.
(3) Includes revenues from FTRs. Due to the ENEC, FTRs have no material impact to earnings.
(4) Includes eliminations and reconciling adjustments of inter-segment revenues.

The following table represents a disaggregation of JCP&L’s revenue from contracts with customers for the three and six months ended June 30, 2026, and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Retail generation and distribution services:
Residential	$378	$341	$759	$657
Commercial	164	161	334	322
Industrial(1)	22	22	47	45
Wholesale	—	—	2	1
Transmission	91	63	162	124
Other revenue from contracts with customers	3	4	6	7
Total revenues from contracts with customers	658	591	1,310	1,156
ARP(2)	—	—	13	—
Other revenue unrelated to contracts with customers	1	1	2	2
JCP&L Total Revenues	$659	$592	$1,325	$1,158
(1) Includes street lighting.
(2) Related to lost distribution revenues associated with energy efficiency in New Jersey.
Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers. Billed and unbilled customer receivables as of June 30, 2026, and December 31, 2025, are included below:

Customer Receivables - FirstEnergy	June 30, 2026	December 31, 2025
	(In millions)
Billed	$930	$939
Unbilled	785	844
	1,715	1,783
Less: Uncollectible Reserve	48	57
Total FirstEnergy Customer Receivables	$1,667	$1,726

Customer Receivables - JCP&L	June 30, 2026	December 31, 2025
	(In millions)
Billed	$207	$178
Unbilled	164	152
	371	330
Less: Uncollectible Reserve	5	6
Total JCP&L Customer Receivables	$366	$324
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

The Registrants review the allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Electric Companies can utilize to ensure payment. The Registrants’ uncollectible risk on PJM receivables, resulting from transmission and wholesale sales, is minimal due to the nature of PJM’s settlement process and as a result there is no current allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the six months ended June 30, 2026, and for the year ended December 31, 2025, are as follows:

	FirstEnergy	JCP&L

	(In millions)
Balance, January 1, 2025	$55	$6
Provision for expected credit losses(1)(2)	94	8
Charged to other accounts(3)	37	3
Write-offs	(129)	(11)
Balance, December 31, 2025	$57	$6
Provision for expected credit losses(1)(2)	41	2
Charged to other accounts(3)	24	3
Write-offs	(74)	(6)
Balance, June 30, 2026	$48	$5
(1) Approximately $11 million and $31 million of which was deferred for future recovery for FirstEnergy in the six months ended June 30, 2026, and the year ended December 31, 2025, respectively.
(2) Approximately $2 million and $8 million of which was deferred for future recovery for JCP&L in the six months ended June 30, 2026, and the year ended December 31, 2025, respectively.
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

Diluted EPS reflects the dilutive effect of potential common shares from share-based awards and convertible securities. The dilutive effect of outstanding share-based awards was computed using the treasury stock method, which assumes any proceeds that could be obtained upon the exercise of the award would be used to purchase common stock at the average market price for the period. The dilutive effect of any conversion premium on the 2029 Convertible Notes and the 2031 Convertible Notes is computed using the if-converted method. At maturity in May 2026, FE settled the conversion premium on the 2026 Convertible Notes of approximately $25 million in cash, and as a result, there was no dilutive effect.

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Reconciliation of Basic and Diluted EPS	2026	2025	2026	2025

(In millions, except per share amounts)

Earnings Attributable to FE	$288	$268	$693	$628

Share count information:
Weighted average number of basic shares outstanding	578	577	578	577
Assumed exercise of dilutive share-based awards	1	1	1	1
Assumed impact of the 2029 Convertible Notes and the 2031 Convertible Notes conversion premium	—	—	1	—
Weighted average number of diluted shares outstanding	579	578	580	578
EPS Attributable to FE:
Basic EPS	$0.50	$0.46	$1.20	$1.09

Diluted EPS	$0.50	$0.46	$1.20	$1.09

For the three and six months ended June 30, 2026, and 2025, no shares from awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

The dilutive effect of the 2029 Convertible Notes and the 2031 Convertible Notes is limited to the conversion obligation in excess of the aggregate principal amount of the convertible notes being converted. As of June 30, 2026, the conversion price was $47.76 per share for both the 2029 Convertible Notes and the 2031 Convertible Notes. See Note 6., "Fair Value Measurements," of the Combined Notes to Financial Statements of the Registrants for additional information on the convertible notes.
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
FirstEnergy’s cash flows from operating activities for the six months ended June 30, 2026, and 2025, include approximately $22 million and $24 million, respectively, of employee benefit plan funding and related payments. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.
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

The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

FirstEnergy Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended June 30,	2026	2025	2026	2025
	(In millions)
Service costs	$32	$32	$—	$—
Interest costs	87	94	5	5
Expected return on plan assets	(114)	(115)	(11)	(9)
Net periodic benefit costs (credits)	$5	$11	$(6)	$(4)
Net periodic benefit credits, net of amounts capitalized	$(14)	$(7)	$(5)	$(5)

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Six Months Ended June 30,	2026	2025	2026	2025
	(In millions)
Service costs	$65	$65	$1	$1
Interest costs	174	187	9	10
Expected return on plan assets	(229)	(230)	(21)	(19)
Net periodic benefit costs (credits)	$10	$22	$(11)	$(8)
Net periodic benefit credits, net of amounts capitalized	$(28)	$(13)	$(11)	$(9)

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

JCP&L’s net periodic benefit costs (credits) for pension and OPEB were as follows:

JCP&L Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended June 30,	2026	2025	2026	2025
	(In millions)
JCP&L's share of net periodic benefit credits(1)	$(2)	$(1)	$(5)	$(3)
Allocated net periodic benefit costs from affiliates(1) (2)	$2	$3	$—	$—

For the Six Months Ended June 30,
JCP&L's share of net periodic benefit credits(1)	$(4)	$(2)	$(9)	$(7)
Allocated net periodic benefit costs from affiliates(1) (2)	$4	$5	$—	$—
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

The following table reconciles the FirstEnergy effective income tax rate to the federal income tax statutory rate for the three and six months ended June 30, 2026, and 2025:

FirstEnergy	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions)	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes	$444		$406		$1,048		$946
Federal statutory income tax	$93	21.0%	$85	21.0%	$220	21.0%	$199	21.0%
Federal:
Tax credits	(6)	(1.4)%	(1)	(0.2)%	(6)	(0.6)%	(2)	(0.2)%
Nontaxable and Nondeductible:
AFUDC equity income	(6)	(1.4)%	(5)	(1.2)%	(14)	(1.3)%	(10)	(1.0)%
AFUDC equity depreciation	1	0.2%	1	0.2%	2	0.2%	2	0.2%
Tax related to FE's equity investment in FET	4	0.9%	4	1.0%	9	0.8%	8	0.8%
Other:
Excess deferred tax amortization	(13)	(2.8)%	(13)	(3.2)%	(25)	(2.4)%	(25)	(2.6)%
Federal and state related flow-through	(6)	(1.4)%	(5)	(1.2)%	(13)	(1.2)%	(11)	(1.2)%
Other	11	2.5%	(3)	(0.8)%	10	0.9%	(3)	(0.3)%
Changes in unrecognized tax benefits	(11)	(2.5)%	—	—%	(11)	(1.0)%	—	—%
State and municipal income taxes, net of federal effect (1)	25	5.6%	25	6.1%	58	5.5%	56	5.9%
Total income taxes (2)	$92	20.7%	$88	21.7%	$230	21.9%	$214	22.6%
(1) Pennsylvania makes up the majority of FirstEnergy’s domestic state income taxes, net of federal effect.
(2) There were no amounts for the three and six months ended June 30, 2026, or 2025, related to cross-border tax laws, changes in laws or rates, changes in valuation allowance, or foreign tax effects.

The following table reconciles the JCP&L effective income tax rate to the federal income tax statutory rate for the three and six months ended June 30, 2026, and 2025:

JCP&L	For the Three Months Ended June 30,				For the Six Months Ended June 30,
(In millions)	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes	$105		$82		$193		$145
Federal statutory income tax	$22	21.0%	$17	21.0%	$41	21.0%	$30	21.0%
Federal:
Tax credits	(1)	(1.0)%	—	—%	(1)	(0.5)%	—	—%
Nontaxable and Nondeductible:
AFUDC equity income	(1)	(1.0)%	(1)	(1.3)%	(3)	(1.5)%	(3)	(2.2)%
Other:
Excess deferred tax amortization	(2)	(1.9)%	(1)	(1.3)%	(3)	(1.5)%	(2)	(1.5)%
Federal and state related flow-through	—	—%	(1)	(1.2)%	(1)	(0.5)%	(1)	(0.7)%
Other	1	1.0%	1	1.1%	1	0.6%	2	1.3%
State income taxes, net of federal effect (1)	7	6.7%	5	6.1%	14	7.3%	10	6.9%
Total income taxes (2)	$26	24.8%	$20	24.4%	$48	24.9%	$36	24.8%
(1) New Jersey makes up JCP&L’s domestic state income taxes, net of federal effect.
(2) There were no amounts for the three and six months ended June 30, 2026, or 2025, related to cross-border tax laws, changes in laws or rates, changes in valuation allowances, changes in unrecognized tax benefits, or foreign tax effects.

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

On July 4, 2025, President Trump signed into law the OBBBA, which makes permanent certain corporate tax incentives from the TCJA but which are not expected to materially impact FirstEnergy. The OBBBA also accelerates the phase out of tax credits for wind and solar projects and, accordingly, FirstEnergy is evaluating potential impacts those tax credit provisions and related IRS guidance may have on the proposed construction of solar generation facilities in West Virginia, as discussed in Note 9., “Regulatory Matters,” of the Combined Notes to Financial Statements of the Registrants.

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

RECURRING FAIR VALUE MEASUREMENTS

Authoritative accounting guidance establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy gives the highest priority to Level 1 measurements and the lowest priority to Level 3 measurements. The three levels of the fair value hierarchy and a description of the valuation techniques are as follows:

Level 1	-	Quoted prices for identical instruments in active markets.

Level 2	-	Quoted prices for similar instruments in active markets.
	-	Quoted prices for identical or similar instruments in markets that are not active.
	-	Model-derived valuations for which all significant inputs are observable market data.
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

FTRs are financial instruments that entitle the holder to a stream of revenues (or charges) based on the hourly day-ahead congestion price differences across transmission paths. FTRs are acquired by FirstEnergy in the annual, monthly and long-term PJM auctions and are initially recorded using the auction clearing price less cost. After initial recognition, FTRs’ carrying values are periodically adjusted to fair value using a mark-to-model methodology, which approximates market. The primary inputs into the model, which are generally less observable than objective sources, are the most recent PJM auction clearing prices and the FTRs’ remaining hours. The model calculates the fair value by multiplying the most recent auction clearing price by the remaining FTR hours less the prorated FTR cost. Significant increases or decreases in inputs in isolation may result in a higher or lower fair value measurement.

The Registrants primarily apply the market approach for recurring fair value measurements using the best information available. Accordingly, the Registrants maximize the use of observable inputs and minimize the use of unobservable inputs. There were no changes in valuation methodologies used as of June 30, 2026, from those used as of December 31, 2025. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following table sets forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy as of June 30, 2026, and December 31, 2025:

	June 30, 2026				December 31, 2025
FirstEnergy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$38	$38	$—	$—	$21	$21
Equity securities	2	—	—	2	2	—	—	2
Debt securities(2)	—	286	—	286	—	280	—	280
Cash, cash equivalents and restricted cash(3)	191	—	—	191	99	—	—	99
Other(4)	—	56	—	56	—	56	—	56
Total assets	$193	$342	$38	$573	$101	$336	$21	$458

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(21)	$(21)	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(21)	$(21)	$—	$—	$(1)	$(1)

Net assets	$193	$342	$17	$552	$101	$336	$20	$457
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Related to JCP&L’s investments held in the spent nuclear fuel disposal trusts as further discussed below.
(3) Includes restricted cash of $128 million and $42 million as of June 30, 2026, and December 31, 2025, respectively, primarily related to cash of $41 million and $40 million, respectively, collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective funding companies, and $79 million related to ZECs at JCP&L as of June 30, 2026.
(4) Primarily consists of short-term investments, of which $13 million and $17 million as of June 30, 2026, and December 31, 2025, respectively, are held by JCP&L.

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

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of June 30, 2026, and December 31, 2025:

	June 30, 2026(1)				December 31, 2025(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$297	$1	$(12)	$286	$290	$2	$(12)	$280
(1) Excludes short-term cash investments of $13 million as of June 30, 2026.
(2) Excludes short-term cash investments of $17 million as of December 31, 2025.

Proceeds from the sale of investments in AFS debt securities, realized losses on those sales and interest and dividend income for the three and six months ended June 30, 2026, and 2025, were as follows for the Registrants. There were no realized gains on sales of AFS debt securities during these periods.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Sale proceeds	$13	3	$33	$30
Realized losses	(1)	(1)	(3)	(3)
Interest and dividend income	3	3	6	6

Other Investments

Other investments include employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Earnings and losses associated with corporate-owned life insurance policies and equity method investments are reflected in the “Miscellaneous Income, net” line on FirstEnergy’s Consolidated Statements of Income and Comprehensive Income, which were $10 million and $7 million for the three months ended June 30, 2026, and 2025, respectively, and $10 million and $9 million for the six months ended June 30, 2026, and 2025. Other investments were $336 million and $344 million as of June 30, 2026, and December 31, 2025, and are excluded from the amounts reported above. See Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants for additional information on FirstEnergy's equity method investments.

LONG-TERM DEBT AND OTHER OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as “Short-term borrowings” on the Consolidated Balance Sheets at cost. Since these borrowings are short-term in nature, the Registrants believe that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of June 30, 2026, and December 31, 2025:

FirstEnergy	June 30, 2026	December 31, 2025
	(In millions)
Carrying value	$27,771	$26,390
Fair value	$26,887	$25,756

JCP&L	June 30, 2026	December 31, 2025
	(In millions)
Carrying value	$3,400	$3,050
Fair value	$3,358	$3,059

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of the Registrants. The Registrants classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of June 30, 2026, and December 31, 2025.

FirstEnergy and JCP&L had the following redemptions and issuances during the six months ended June 30, 2026:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE PA	Senior Unsecured	March, 2026	5.15%	2026	$300	Redeemed senior unsecured notes that became due.
ATSI	Senior Unsecured	April, 2026	4.00%	2026	$75	Redeemed senior unsecured notes that became due.
FE	Senior Unsecured Convertible Notes	May, 2026	4.00%	2026	$294	Redeemed senior unsecured convertible notes that became due.
Issuances
FE PA	Senior Unsecured	March, 2026	4.15%	2028	$300
Proceeds were used to: (i) refinance existing indebtedness, including the repayment of FE PA's 5.15% senior notes due 2026, and short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

FE PA	Senior Unsecured	March, 2026	4.55%	2031	$550
Proceeds were used to: (i) refinance existing indebtedness, including the repayment of FE PA's 5.15% senior notes due 2026, and short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

MAIT	Senior Unsecured	April, 2026	5.02%	2036	$250	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund other general corporate purposes.
ATSI	Senior Unsecured	April, 2026	5.19%	2033	$175
Proceeds were used to: (i) repay short-term borrowings, including short-term borrowings incurred to repay at maturity $75 million aggregate principal amount of ATSI's 4.00% senior unsecured notes due 2026; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

JCP&L	Senior Unsecured	May, 2026	4.60%	2030	$350	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.
MP	FMB	May, 2026	4.45%	2029	$300	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

FE Term Loan Facility

On April 28, 2026, FE entered into the $750 million FE Term Loan Facility with a maturity date of April 27, 2027, which was fully drawn upon execution. The FE Term Loan Facility contains covenants and other terms and conditions substantially similar to those applicable to FE under the Amended Credit Facilities, including the same requirement to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters. Proceeds were used to repay short-term borrowings outstanding under the Amended Credit Facilities.

PE Term Loan Facility

On June 16, 2026, PE entered into a $150 million PE Term Loan Facility, with a maturity date of September 16, 2027, which was fully drawn upon execution. The PE Term Loan Facility contains covenants and other terms and conditions substantially similar to those applicable to PE under the Amended Credit Facilities and includes a requirement to maintain a debt to capitalization ratio of no more than 0.65 to 1.00, measured as of the last day of each fiscal quarter. Proceeds were used to repay short-term borrowings, to finance capital expenditures, for working capital and for other general corporate purposes.

Borrowings under the PE Term Loan Facility that are Alternate Base Rate Loans (as defined in the PE Term Loan Facility) bear interest at a fluctuating interest rate per annum equal to the highest of: (i) the “prime rate” published by the Wall Street Journal from time to time, (ii) the sum of 1/2 of 1% per annum plus the federal funds rate in effect from time to time and (iii) the Term SOFR Rate for a one-month interest period plus 1%. Borrowings under the PE Term Loan Facility that are Term Benchmark Loans (as defined in the PE Term Loan Facility) bear interest at a fluctuating interest rate per annum equal to the sum of 0.70% per annum plus the Term SOFR Rate for such interest period. Borrowings under the PE Term Loan Facility that are RFR Loans (as defined in the PE Term Loan Facility) bear interest at a fluctuating interest rate per annum equal to the sum of 0.70% per annum plus Daily Simple SOFR.

Borrowings under the PE Term Loan Facility are subject to acceleration upon the occurrence of events of default, including a cross-default to other indebtedness of FE in excess of $100 million and defaults for certain bankruptcy or insolvency events of FE or its significant subsidiaries.

FE maintains an ordinary banking and investment banking relationship with the lender under the PE Term Loan Facility.

2026 Convertible Notes Issuance and Conversion:

On May 4, 2023, FE issued $1.5 billion aggregate principal amount of 2026 Convertible Notes, at a rate of 4.00% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2026 Convertible Notes were unsecured and unsubordinated obligations of FE, and were scheduled to mature on May 1, 2026, unless required to be converted or repurchased in accordance with their terms. Proceeds from the issuance were approximately $1.48 billion, net of issuance costs.

In June 2025, FE repurchased approximately $1.2 billion aggregate principal amount of the 2026 Convertible Notes, using a portion of the proceeds from the offering of the 2029 Convertible Notes and 2031 Convertible Notes described below.

On May 1, 2026, FE paid approximately $325 million in cash to satisfy and settle the then-outstanding 2026 Convertible Notes, consisting of $294 million in aggregate principal amount, $6 million of accrued and unpaid interest, and approximately $25 million, representing the conversion premium paid in excess of the aggregate principal amount.

2029 Convertible Notes and 2031 Convertible Notes Issuance

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

FE may not redeem the 2029 Convertible Notes prior to the maturity date of the 2029 Convertible Notes. On or after January 15, 2029 and prior to the 40th trading day immediately before the maturity date of the 2031 Convertible Notes, FE may redeem for cash all or any portion of the 2031 Convertible Notes, subject to certain partial redemption limitations and only under certain conditions.

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

JCP&L Senior Notes and Registration Rights

On September 4, 2025, JCP&L issued: (i) $350 million of senior unsecured notes due in 2029; (ii) $500 million of senior unsecured notes due in 2031; and (iii) $500 million of senior unsecured notes due in 2036, in a private offering that included registration rights agreements in which JCP&L agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act. On April 9, 2026, JCP&L filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on April 23, 2026. On June 15, 2026, JCP&L completed an exchange offer of these senior notes for like principal amounts registered under the Securities Act.

In May 2026, JCP&L issued $350 million of new 4.60% Senior Unsecured Notes due in 2030 in a private offering that included a registration rights agreement in which JCP&L agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days after the closing. Proceeds were used to repay short-term borrowings, to finance capital expenditures, for working capital and for other general corporate purposes. On June 25, 2026, JCP&L filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on July 14, 2026, and an exchange offer was launched on July 16, 2026.

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

Shelf Registration Statement

On May 29, 2026, FE filed a shelf registration statement on Form S-3 registering up to $3 billion in aggregate amount of securities, which was declared effective by the SEC on June 8, 2026.

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

FirstEnergy - Consolidated VIEs

VIEs in which FirstEnergy is the primary beneficiary consist of the following, and are included in FirstEnergy’s consolidated financial statements:

•Securitization Companies
•Ohio Securitization Companies - In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase-in recovery property owned by the SPEs. The bondholders have no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable electric company. As of June 30, 2026, and December 31, 2025, $150 million and $159 million of the phase-in recovery bonds were outstanding, respectively.

•MP and PE Environmental Funding Companies - The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of June 30, 2026, and December 31, 2025, $139 million and $156 million of environmental control bonds were outstanding, respectively.

•FirstEnergy’s Consolidated Balance Sheets include restricted cash of $41 million and $40 million, respectively, as of June 30, 2026, and December 31, 2025, which is related to cash collected from MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies.

•FET

•FET is a holding company that owns equity interests in ATSI, MAIT, and TrAIL. As further discussed above, on February 2, 2023, FE entered into an agreement with Brookfield to sell an incremental 30% equity interest in FET, which closed on March 25, 2024. As of June 30, 2026, FE’s equity ownership in FET is 50.1% and Brookfield’s is 49.9%. FirstEnergy has concluded that FET is a VIE and that FE is the primary beneficiary because FE has exposure to the economics of FET and the power to direct significant activities of FET through the FESC services agreement, which represents a separate variable interest.

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

FirstEnergy - Unconsolidated VIEs

•Valley Link - Investment balances as of June 30, 2026, and earnings during the first half of 2026 related to Valley Link were immaterial. See Note 1., "Organization and Basis of Presentation – Equity Method Investments,” of the Combined Notes to Financial Statements of the Registrants for additional information related to Valley Link.

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

A fair value measurement inherently involves uncertainty in the amount and timing of settlement of the liability. An expected cash flow approach is used to measure the fair value of the remediation AROs, taking into account the expected timing of settlement of the ARO based on the expected economic useful life of associated assets and/or regulatory requirements. The fair value of an ARO is recognized in the period in which it is incurred. The associated asset retirement costs are capitalized as part of the carrying value of the long-lived asset and are depreciated over the life of the related asset. For instances where asset retirement costs relate to assets that have no future cash flows, the costs are recorded as an operating expense. In certain circumstances, the Registrants recover asset retirement costs and, as such, certain accretion and depreciation is offset against regulatory assets. Conditional retirement obligations associated with tangible long-lived assets are recognized at fair value in the period in which they are incurred if a reasonable estimate can be made, even though there may be uncertainty about timing or method of settlement. When settlement is conditional on a future event occurring, it is reflected in the measurement of the liability, not the timing of the liability recognition.

FirstEnergy has recognized applicable legal obligations for AROs and their associated costs, including reclamation of sludge disposal ponds, closure of CCR sites, underground and above-ground storage tanks and wastewater treatment lagoons. In addition, the Registrants have recognized conditional retirement obligations, primarily for asbestos remediation.

The following table summarizes the changes to the ARO balances as of June 30, 2026, and December 31, 2025.

	FirstEnergy	JCP&L
	(In millions)
Balance, January 1, 2025	$455	$8
Changes in timing and amount of estimated cash flows	(51)	—
Liabilities incurred	1	—
Liabilities settled (1)	(154)	—
Accretion	26	—
Balance, December 31, 2025	$277	$8
Changes in timing and amount of estimated cash flows	(10)	—
Liabilities settled	(1)	—
Accretion	12	—
Balance, June 30, 2026	$278	$8
(1) FirstEnergy amounts include the transfer of the McElroy’s Run CCR impoundment facility as well as the adjacent dry landfill and related remediation obligations to a subsidiary of IDA Power, LLC.

AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply recognized a $130 million liability in 2024, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. As of June 30, 2026, AE Supply has made cumulative cash payments of $68 million to the escrow account since the transfer in 2025.

During 2025 and the second quarter of 2026, FirstEnergy completed engineering studies and field analysis for certain of its legacy CCR disposal sites and determined that certain of those sites did not meet criteria to be applicable to the CCR rules. As a result, during the second quarter of 2026, FirstEnergy recorded a $10 million decrease to its ARO, all of which is included in "Other operating expenses" on the Consolidated Statements of Income and was not capitalized as an asset retirement cost since the associated electric generation facilities are closed. See Note 10., “Commitments, Guarantees, and Contingencies - Regulation of Waste Disposal,” of the Combined Notes to Financial Statements of the Registrants.

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

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. However, the GHG emission reduction targets for electric companies were amended by the Utility RELIEF Act, which temporarily lowered said targets from 2.5% per year to 1.75% for each year for the 2027-2029 program cycle, 2% for each year for the 2030-2032 program cycle, and 2.25% for each year for the 2033-2035 program cycle. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC and later, at the direction of the MDPSC, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE previously recovered EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Consistent with an MDPSC order dated December 29, 2022, phasing out the unamortized balances of EmPOWER Maryland investments, PE is required to expense 100% of its EmPOWER Maryland program costs in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Legislation that took effect on July 1, 2024, was estimated to reduce the carrying costs on the EmPOWER Maryland unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER Maryland surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. On August 6, 2025, the Circuit Court for Washington County, Maryland issued an order granting PE’s petition, finding that the legislature may not change terms to apply retroactively to monies already expended. MDPSC and the Maryland Office of People’s Counsel have each appealed the decision. On November 14, 2025, the Appellate Court of Maryland issued an order denying the unopposed motion of the Attorney General of Maryland to intervene without prejudice to the ability to file an amicus curiae brief, which the Attorney General filed on December 30, 2025. PE's response brief was filed on January 21, 2026.

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

In 2021, JCP&L, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US LLC and EDF Renewables North America, proposed transmission upgrades to connect offshore wind-generated electricity to the New Jersey power grid. The NJBPU approved portions of the proposal on October 26, 2022, authorizing approximately $723 million of transmission investments and providing JCP&L the option to acquire up to a 20% equity interest in Mid-Atlantic Offshore Development, LLC. On August 22, 2023, FERC approved an abandonment incentive that allowed recovery of certain prudently incurred project costs if the project were cancelled for reasons beyond JCP&L’s control.

Beginning in late 2023, major offshore wind developments in New Jersey were cancelled or abandoned. In response to these developments, JCP&L sought guidance from the NJBPU in 2025 regarding project scheduling while continuing to meet its contractual obligations. In August 2025, the NJBPU directed JCP&L to defer certain transmission investments for approximately 2.5 years and directed JCP&L to work with NJBPU staff and PJM to ensure alignment as to the work that is to be continued on the original timeline and the work that is to be delayed consistent with the order. Capital investments in the transmission projects totaled approximately $200 million as of June 30, 2026.

On April 22, 2026, the NJBPU issued an order finding that, among other things, continued investment in certain of the transmission infrastructure to connect off-shore wind generated electricity to the grid is not in the best interest of the state or its ratepayers. In the order, the NJBPU authorized execution of an agreement with PJM to terminate the identified transmission projects, which it filed at FERC on April 23, 2026. The agreement included provisions to the effect that New Jersey’s ratepayers will remain responsible for JCP&L’s prudently incurred costs for the affected projects and a request for approval by June 23, 2026. On May 14, 2026, JCP&L filed supportive comments at FERC. On June 22, 2026, FERC accepted the termination agreement. On July 2, 2026, PJM notified JCP&L that PJM had terminated the agreements that obligated JCP&L to construct the identified projects. JCP&L expects to file an application for FERC authorization to recover the abandoned project costs.

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that included JCP&L,

NJBPU staff and New Jersey Division of Rate Counsel, pursuant to which, among other things, JCP&L agreed to apply a temporary rate credit of $30.00 to each residential electric customer’s monthly bill in July and August 2025 that would be deferred in a regulatory asset and recovered with a charge of $10 applied to each residential bill from September 2025 through February 2026 to recover the amounts deferred, without carry charges, subject to a final reconciliation. As of June 30, 2026, JCP&L has fully recovered the regulatory asset associated with the temporary rate credits.

On August 13, 2025, the NJBPU issued an Order to Show Cause reviewing JCP&L’s 2024 Annual System Performance Report, which includes information regarding JCP&L’s systems level of electric service reliability performance during the prior calendar year. Failure to attain NJBPU’s minimum reliability levels may subject JCP&L to a penalty. The NJBPU order alleges JCP&L has failed to achieve minimum reliability levels for calendar years 2022, 2023, and 2024, and directed JCP&L to file an answer demonstrating why the NJBPU should not impose certain penalties upon JCP&L for such failure, which JCP&L filed on October 10, 2025. On April 13, 2026, NJBPU staff issued a letter to JCP&L stating its intention to recommend that the NJBPU impose a penalty against JCP&L in the amount of $44 million, while also requesting a meeting with JCP&L to discuss the potential penalty recommendation and a possible resolution. On April 16, 2026, JCP&L responded in writing to the NJBPU staff welcoming the opportunity to discuss with NJBPU staff and disputing the magnitude of the recommended penalty and questioning the approach taken by NJBPU staff. JCP&L is engaged in settlement discussions with the parties and had a meeting with the NJBPU staff on July 17, 2026. JCP&L believes it is probable that it will incur a loss, but based on the status of the settlement discussions is unable to estimate the amount of any penalty and/or predict other actions that may be imposed by the NJBPU.

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

On May 21, 2026, the NJBPU issued an order concluding that certain nuclear generating units participating in the state’s ZEC program received duplicate compensation during 2024, and directed the owners of the affected generating units to refund the duplicate payments, with applicable interest, to the affected EDCs, including JCP&L. The order further directed that the refunded amounts be returned to customers through reinstated ZEC tariffs beginning June 1, 2026. On May 26, 2026, JCP&L received payment in the amount of $82 million. Also on May 26, 2026, JCP&L made the requisite compliance filing with the NJBPU requesting restoration of its ZEC tariff effective June 1, 2026, and began issuing customer refunds. Refunds are expected to continue through May 31, 2027, or until such time as the refunded balance is exhausted. As of June 30, 2026, JCP&L's regulatory liability associated with these amounts to be refunded to customers was approximately $80 million.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. The Ohio Companies filed an application for rehearing challenging various aspects of the May 15, 2024, order, but due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Ohio Supreme Court granted the Ohio Companies’ motion to intervene in the appeal. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the PUCO and the Ohio Companies, filed their briefs on August 26, 2025, to which OCC and NOAC replied on September 15, 2025.

On January 31, 2025, the Ohio Companies filed an application with the PUCO for ESP VI. On May 15, 2025, the Ohio Governor signed HB 15, which repealed the statute authorizing ESPs in Ohio, effective August 14, 2025. On December 17, 2025, the PUCO dismissed the Ohio Companies’ application for ESP VI due to the repeal of the ESP statute.

On March 14, 2025, as directed by the PUCO in its December 18, 2024, order approving the Ohio Companies’ revised ESP IV tariffs, the Ohio Companies filed with the PUCO a request to commence their statutorily required quadrennial review of ESP IV and establish a proposed schedule. On July 10, 2025, the Ohio Companies withdrew the request for the PUCO to establish a procedural schedule following the May 15, 2025, signing by the Ohio Governor of HB 15 ending the statutory mandate to conduct the quadrennial review, effective August 14, 2025. The OCC filed its response to the Ohio Companies’ notice of withdrawal on July 25, 2025, to which the Ohio Companies replied on August 1, 2025. The matter remains pending before the PUCO.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. On November 19, 2025, the PUCO issued an order in the rate case lifting the rate freeze and approving a net increase in base distribution revenues of the Ohio Companies of approximately $34 million, with a return on equity of 9.63% and a hypothetical capital structure of 48.8% debt and 51.2% equity for all three Ohio Companies, which reflects a roll-in of current riders such as DCR and AMI. The PUCO authorized continuance of Rider DCR with a cap increase commensurate with capital investments through January 31, 2025, and approved the Ohio Companies’ proposal to change pension and OPEB recovery to the delayed recognition method. Additionally, the order authorizes recovery of certain deferred costs for storm restoration, operations and maintenance, and energy efficiency programs. As a result of the order, the Ohio Companies recognized a $352 million pre-tax impairment charge related to future recovery disallowances of certain previously capitalized amounts. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025, base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On February 18, 2026, the PUCO issued an entry on rehearing, which extended the amortization period for recovery of deferred storm restoration costs from five years to twenty-five years, subject to prudency review, and clarified the amount of the authorized increase in Rider DCR revenue caps is $14 million, subject to the Ohio Companies meeting reliability standards. With these adjustments, the rate case’s outcome is a net decrease in base distribution revenues of the Ohio Companies of approximately $5 million. The entry further ordered the Ohio Companies to file revised final tariffs and approved the Ohio Companies’ compliance tariffs, effective March 1, 2026. On March 20, 2026, the Ohio Companies and certain other parties filed with the PUCO second applications for rehearing of the February 18, 2026, entry on rehearing. On April 14, 2026, the PUCO issued an entry on rehearing denying all applications for rehearing. On May 14, 2026, Retail Energy Supply Association and IGS Energy Supply, LLC jointly filed with the PUCO a request for clarification and application for rehearing, to which the OCC and the Ohio Companies responded on May 26, 2026. On June 10, 2026, the PUCO issued its Fourth Entry on Rehearing, denying the application for rehearing. Following the PUCO’s final decision, parties have a 60-day window to appeal to the Supreme Court of Ohio.

On May 16, 2022, May 15, 2023, and May 15, 2024, the Ohio Companies filed their SEET applications for determination of the existence of significantly excessive earnings under ESP IV for calendar years 2021, 2022, and 2023, respectively. On May 15, 2025, the Ohio Companies filed their SEET application for determination of the existence of significantly excessive earnings under ESPs IV and V for calendar year 2024. Each application demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings. On May 11, 2026, the Attorney Examiner issued an entry consolidating the SEET proceedings for calendar years 2021 through 2024. On July 21, 2026, the Ohio Companies and the PUCO staff entered into a settlement, unopposed by OCC, stipulating that the Ohio Companies did not have significantly excessive earnings in 2021, 2022, 2023 or 2024. An evidentiary hearing has been scheduled for August 11, 2026.

On January 7, 2026, the PUCO issued an order, which directed the Ohio Companies to pay their customers, among other things, restitution and refunds totaling approximately $275 million ($213 million after-tax), which was recognized in the fourth quarter of 2025. The restitution and refunds are being provided to customers over three billing cycles, which began in February 2026. As of June 30, 2026, the Ohio Companies have issued approximately $266 million in restitution and refunds.

On May 22, 2026, the Ohio Companies filed with the PUCO a three-year rate plan, requesting approval of three consecutive, annual test periods that begin July 1, 2027 and end June 30, 2030. The application proposes a net increase in the Ohio Companies’ base distribution revenues of approximately $254 million in the first year, approximately $59 million in the second year, and approximately $80 million in the third year, with a return on equity of 10.2% and a capital structure of approximately 47% debt and approximately 53% equity for all three Ohio Companies. On June 12, 2026, PUCO staff issued a deficiency letter requesting additional supplementation in certain areas, which the Ohio Companies provided on June 22, 2026. On July 1, 2026, an administrative law judge deemed the application complete and set a procedural schedule. Evidentiary hearings are set to begin March 1, 2027.

See Note 10., “Commitments, Guarantees and Contingencies” of the Combined Notes to Financial Statements of the Registrants below for additional details on the ongoing government investigations and ongoing litigation surrounding HB 6.

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

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, the Pennsylvania Companies implemented energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWh for ME, 3.0% MWh for PN, 2.7% MWh for Penn, and 2.4% MWh for WP. The fourth phase of FE PA’s energy efficiency and peak demand reduction program, which runs for the five-year period beginning June 1, 2021, through May 31, 2026, was approved by the PPUC on June 18, 2020, providing cost recovery of approximately $390 million to be recovered through Energy Efficiency and Conservation Phase IV Riders for each FE PA rate district.

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

On February 3, 2026, FE PA filed a proposed DSP for provision of generation for the June 1, 2027 through May 31, 2031 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. Under this DSP, supply would be provided through a mix of 12, 24, and in the case of residential customers, 60-month energy contracts, as well as spot market purchases for industrial customers. A hearing was held on June 15, 2026. FE PA reached a comprehensive settlement with certain parties and was filed with the PPUC on July 2, 2026. A final order is expected from the PPUC in the fourth quarter of 2026.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates that became effective March 27, 2024, and, for applicable customers, a WVPSC-approved solar surcharge that was most recently adjusted effective January 15, 2026. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s ENEC rate is typically updated annually and MP and PE filed their ENEC filing on August 29, 2025, for rates effective January 1, 2026. During the first quarter of 2026, MP and PE incurred significant PJM charges during the Winter Storm Fern weather event totaling $145 million, which were deferred for future recovery as part of the ENEC.

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

On August 29, 2025, MP and PE filed with the WVPSC their biennial review of their vegetation management program and surcharge. MP and PE have proposed an approximate $3.2 million decrease in the surcharge rates due to an over-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. The WVPSC held a hearing regarding rate matters on December 15, 2025. The WVPSC issued an order on March 26, 2026, approving the MP and PE vegetation management program and granting rate recovery for its costs.

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031. On May 6, 2026, an evidentiary hearing was held.

On February 13, 2026, MP and PE filed a CPCN to construct and operate the 1,200 MW combined cycle gas turbine plant, that will be known as Maidsville Energy Center, and the 70 MWs of solar generation capacity, each referenced in their integrated resource plan above, for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as to transition to recovery in base rates once the projects are placed in-service and approved through a base rate case. Evidentiary hearings were held on July 16 and 17, 2026. A final order is expected from the WVPSC in the second half of 2026.

On May 15, 2026, MP and PE filed a base rate proceeding proposing an increase in electric rates of $188.4 million, an approximate 10.6% increase in total revenues. The filing includes a base rate increase of $174.6 million and a proposed reliability program and surcharge of $13.8 million. As an alternative, MP and PE requested a phased approach of two increases of $37.9 million effective August 1, 2026, and $37.6 million effective June 1, 2027, with a commitment to abstain from filing another base rate case until April 1, 2028. On June 11, 2026, the WVPSC staff filed a motion to dismiss, which the WVPSC denied on July 2, 2026. The WVPSC held a hearing on the alternative two-phase approach on July 9, 2026. An order is expected from the WVPSC by the end of July 2026. If approved as proposed, new rates associated with the first phase would become effective in August 2026.

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

FERC regulates the sale of power for resale in interstate commerce in part by granting authority to public utilities to sell wholesale power at market-based rates upon showing that the seller cannot exert market power in generation or transmission or erect barriers to entry into markets. The Electric Companies and AE Supply each have the necessary authorization from FERC to sell their wholesale power, if any, in interstate commerce at market-based rates, although, in the case of the Electric Companies, major wholesale purchases remain subject to review and regulation by the relevant state commissions. The Electric Companies and AE Supply are required to renew their respective authorizations every three years, and on December 16, 2025, the companies filed applications for the next renewal period.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income and Comprehensive Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025, and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings. On June 25, 2026, FERC issued an order on remand directing ATSI to submit a compliance filing within 30 days to remove the RTO incentive and make refunds with interest within 30 days for the period beginning February 24, 2022, through the date of the refund. On July 22, 2026, FERC approved ATSI’s subsequent request to defer the deadline to issue refunds until February 28, 2027, in order to accommodate the PJM and MISO processes for processing refunds as directed by FERC’s order. On July 27, 2026, ATSI submitted to FERC a filing to amend its formula rate to remove on a going-forward basis 50 basis points of authorized earnings in compliance with

FERC’s orders. As of June 30, 2026, ATSI’s estimated refund obligation, including interest, totaled approximately $79 million, which is recorded in “Regulatory liabilities” on FirstEnergy’s Consolidated Balance Sheets.

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

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome, which FERC denied on February 2, 2026. The complainants asserted that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid; and (ii) would be constructed with different routing than originally proposed. On February 2, 2026, FERC denied the complaint and on April 3, 2026, FERC denied the rehearing request filed by the complainants on March 4, 2026. On June 22, 2026, FERC affirmed its February 2, 2026, order denying the complaint. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 RTEP Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

PJM Capacity Market Reforms

On January 16, 2026, the Trump administration and the governors of all thirteen PJM states released a Statement of Principles Regarding PJM. This Statement of Principles is designed to, among other things, increase capacity available in the PJM market. PJM sought input from its stakeholders on matters related to the Statement of Principles, including: (i) proposals for a backstop capacity auction, price (cap), term, and quantity; (ii) on whether to extend the existing capacity auction price collar; and (iii) accelerating large load interconnections bringing their own generation. On July 27, 2026, the PJM Board of Managers announced its plans to procure up to 6,800 MW of capacity resources; the costs of which will be allocated to load-serving entities. PJM is expected to file its proposal with FERC on July 31, 2026, and, subject to FERC approval, to conduct the procurement in the fourth quarter of 2026. FirstEnergy is continuing to participate in the PJM stakeholder processes and will participate in the FERC proceedings.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including AI data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025, as the deadline for initial comments and December 5, 2025, as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments. On June 18, 2026, FERC established a “show cause” proceeding for PJM and the PJM transmission owners, while also establishing similar dockets for each of the other RTOs and ISOs and their respective transmission owners. FERC is using the “show cause” proceeding as a means for the affected transmission owners to submit tariff revisions to address the requirements needed to interconnect and serve customers seeking transmission service on behalf of large loads. PJM and the PJM transmission owners are required to submit an initial compliance filing with FERC by August 17, 2026, unless PJM and the PJM transmission owners notify FERC by August 3, 2026, that they plan to implement FERC’s directives by means of tariff amendments pursuant to FPA Section 205, in which case the compliance filing is due on November 16, 2026. FirstEnergy is unable to predict the outcome of this proceeding.

Utility RELIEF Act and Related FERC Complaint

The Utility RELIEF Act, which became effective July 1, 2026, requires all transmission utilities within Maryland to participate as members in an RTO. On July 2, 2026, the Maryland Energy Administration, MDOPC, and MDPSC filed a complaint at FERC against PE, Valley Link Maryland, and all other Maryland transmission owners. The complaint seeks a FERC order directing the Maryland transmission owners to remove the RTO 50 bps ROE adder incentive from each of their transmission rates. The Maryland Energy Administration, MDOPC, and MDPSC seek to apply FERC’s rulings that remove the RTO incentive from transmission rates when state laws require RTO participation. The complaint requested that any RTO incentive adders collected after July 1, 2026, be refunded. The deadline for responding to the complaint is August 5, 2026.

10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The disclosures in this note apply to both Registrants, unless indicated otherwise.

FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments FE and its subsidiaries could be required to make under these guarantees as of June 30, 2026, was approximately $1.1 billion, as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$394
Vehicle leases	75
Transfer of McElroy’s Run CCR impoundment facility	107
Other	15
591
FE’s Guarantees on Other Assurances
Surety bonds	160
Deferred compensation arrangements	90
LOCs	210
460
Total Guarantees and Other Assurances	$1,051

In 2025, FET, DominionHV and Transource entered into an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of June 30, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million.

JCP&L - GUARANTEES AND OTHER ASSURANCES
JCP&L has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of June 30, 2026, was $50 million as summarized below:

Guarantees and Other Assurances	Maximum Exposure
(In millions)
Surety bonds	$20
LOCs	30
Total Guarantees and Other Assurances	$50

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

As of June 30, 2026, $210 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $42 million of net cash collateral as of June 30, 2026, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if any such subsidiary were downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2026:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$70	$1	$71
Surety bonds (collateralized amount)(1)	113	131	244
Total Exposure from Contractual Obligations	$183	$132	$315
(1) Surety bonds are not tied to a credit rating. Surety bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $20 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

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

JCP&L has posted $30 million of collateral in the form of LOCs as of June 30, 2026. JCP&L is holding $1 million of net cash collateral as of June 30, 2026, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2026:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual obligations for additional collateral
Upon downgrade	$70
Surety bonds (collateralized amount)(1)	20
Total Exposure from Contractual Obligations	$90
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

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to the Registrants. The final outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and, as anticipated, litigation has occurred. The disclosures herein do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone NAAQS. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, the 4th Circuit granted West Virginia an interim stay of the disapproval of its SIP and on January 10, 2024, after a hearing held on October 27, 2023, granted a full stay which precludes the Good Neighbor Plan from going into effect in West Virginia. In addition to West Virginia, certain other states, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, separately filed petitions for review and motions to stay the Good Neighbor Plan itself at the D.C. Circuit. On September 25, 2023, the D.C. Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the Supreme Court of the U.S. Oral argument was heard on February 21, 2024. On June 27, 2024, the Supreme Court of the U.S. granted a stay of the Good Neighbor Plan pending disposition of the petition for review in the D.C. Circuit. On February 6, 2025, the EPA filed a motion at the D.C. Circuit to hold the proceedings in abeyance for 60 days to allow the EPA time to familiarize itself with the Good Neighbor Plan and in particular, time to brief the new administration about these consolidated petitions and the underlying Rule to allow the EPA to decide what action, if any, is necessary. On March 10, 2025, the EPA filed a motion for remand with the D.C. Circuit identifying issues with the Good Neighbor Plan that make reconsideration appropriate. The D.C. Circuit granted the motion for remand and cancelled oral argument. Consistent with its March 12, 2025, announcement, the EPA intends to undertake reconsideration of the rule and complete any new rulemaking by the fourth quarter of 2026. On January 27, 2026, the EPA proposed phase 1 of its reconsideration of the rule applicable to eight states outside of FirstEnergy’s service area. FirstEnergy will continue to monitor any further actions by the EPA for any potential impact to its business and results of operations.

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

In January 2025, Executive Order 14514 was issued and, among other deregulatory actions, directed the EPA Administrator to make recommendations on the “legality and continuing applicability” of the EPA’s 2009 Endangerment Finding, which forms the basis for the EPA's GHG regulations. On March 12, 2025, the EPA announced a series of planned deregulatory actions that it would be taking related to such executive order, including reconsideration of the regulations to limit power plant GHG emissions. On July 29, 2025, the EPA announced a proposal to rescind its 2009 Endangerment Finding. On February 12, 2026, the EPA issued a final rule rescinding its 2009 Endangerment Finding, thereby eliminating the basis for much of the EPA’s regulation of GHG emissions. On February 18, 2026, the first of several petitions for review were filed at the D.C. Circuit challenging the rescission by the EPA. Depending on the outcome of these appeals and any future EPA actions, compliance with the GHG emissions limits could require additional capital expenditures or changes in operation at the Fort Martin and Harrison power stations.

On May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. On April 25, 2024, the EPA issued a final rule, which we refer to as the GHG rule, that imposed stringent GHG emissions limitations on power plants based on fuel type and unit retirement date. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which include MP as a member, filed petitions for review of the GHG rule in the D.C. Circuit. The D.C. Circuit subsequently granted a motion from the EPA placing the litigation in abeyance until further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal the GHG rule. This proposal to repeal the GHG rule remains under active consideration by the EPA. If and when finalized, the EPA’s repeal of the GHG rule is expected to be challenged in federal court. Although FirstEnergy continues to evaluate the impact of federal GHG regulations on its operations, it cannot predict the outcome of any regulatory actions or the result of potential litigation challenging any of these actions.

At the state level, there are several initiatives to reduce GHG emissions. Certain northeastern states are participating in the RGGI and western states, including California, have implemented programs to control emissions of certain GHGs and enhance public disclosures relating to the same. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

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

FirstEnergy continues to monitor climate change policies at both the federal and state level. Based on the EPA’s final rule rescinding the 2009 Endangerment Finding and other anticipated rulemaking, we may experience a reduction in GHG reporting and other regulatory obligations at the federal level over the near term. Multiple lawsuits opposing the EPA’s rescission were filed after it was finalized and the legal conflict is expected to be extensive. In light of the pending legal challenges, FirstEnergy is unable to predict the impact on its business and operations.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits were renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025, for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired electric generation facilities that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Group filed a motion to stay the rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions and motions for stay have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. On October 10, 2024, the U.S. Court of Appeals for the Eighth Circuit denied the motions for stay. Depending on the outcome of appeals and the EPA’s review, compliance with the 2024 ELG rule could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. On February 19, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the U.S. Court of Appeals for the Eighth Circuit, seeking to hold the litigation in abeyance for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 28, 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA’s motion. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the 2024 ELG rule. On December 31, 2025, the EPA published a final ELG Deadline Extensions Rule extending certain compliance deadlines included in the 2024 ELG Rule by five years.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generation facilities. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. As of June 30, 2026, AE Supply has made cumulative cash payments of $68 million to the escrow account since the transfer in 2025.

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

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of June 30, 2026, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $92 million ($74 million at JCP&L) have been accrued through June 30, 2026, of which approximately $66 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter as to FE. Under the DPA, FE agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA required that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, consisting of (x) $115 million paid by FE to the U.S. Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates nor charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as an expense in the second quarter of 2021 and paid in the third quarter of 2021. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue: (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office, including the aforementioned federal indictment against two former FirstEnergy senior officers. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information. On February 26, 2025, the U.S. Attorney’s Office filed a status report confirming these commitments.

Legal Proceedings Relating to U.S. v. Larry Householder, et al.

Certain FE stockholders and FirstEnergy customers also filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits are related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The plaintiffs in each of the below cases seek, among other things, to recover an unspecified amount of damages (unless otherwise noted).

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020, and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017, and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by making alleged misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the Sixth Circuit seeking to appeal that order. On August 13, 2025, the Sixth Circuit vacated the S.D. Ohio’s order granting class certification. On November 6, 2025, the S.D. Ohio held oral argument to further consider class certification in light of the Sixth Circuit’s decision. On April 30, 2026, the S.D. Ohio issued an order recertifying plaintiffs’ proposed class. FE filed a petition in the Sixth Circuit to appeal that order on May 14, 2026. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. and Brighthouse Funds II – MFS Value Portfolio, et al. v. FirstEnergy Corp., et al. (S.D. Ohio); on December 17, 2021, and February 21, 2022, purported stockholders of FE filed complaints against FE, certain current and former officers, and certain then-current and former officers of Energy Harbor Corp. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seek the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur losses in connection with the resolution of these lawsuits. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

The outcome of any of these lawsuits is uncertain and could have a material adverse effect on FE’s or its subsidiaries’ reputation, business, financial condition, results of operations, liquidity, and cash flows.

Other Legal Matters

There are various lawsuits, claims (including claims for asbestos exposure) and proceedings related to the Registrants’ normal business operations pending against them or their subsidiaries. The loss or range of loss in these matters is not expected to be material to the Registrants. The other potentially material items not otherwise discussed above are described under Note 9.,

“Regulatory Matters” of the Combined Notes to Financial Statements of the Registrants.

The Registrants accrue legal liabilities only when they conclude that it is probable that they have an obligation for such costs and can reasonably estimate the amount of such costs. In cases where the Registrants determine that it is not probable, but reasonably possible that they have a material obligation, they disclose such obligations and the possible loss or range of loss if such estimate can be made. If it were ultimately determined that the Registrants have legal liability or are otherwise made subject to liability based on any of the matters referenced above, it could have a material adverse effect on the Registrants’ financial condition, results of operations, and cash flows.
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

FirstEnergy’s Integrated segment includes the distribution and transmission operations of JCP&L, MP and PE, as well as MP’s regulated generation operations. The Integrated segment distributes electricity to approximately 2 million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,610 MWs of regulated generation capacity located primarily in West Virginia and Virginia, which includes three solar generation sites, representing 30 MWs of generation capacity. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs. Additionally, February 13, 2026, MP and PE filed a CPCN to construct and operate the 1,200 MW combined cycle gas turbine plant, that will be known as Maidsville Energy Center, and the 70 MWs of solar generation capacity, each referenced in their integrated resource plan above, for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. See Note 9., “Regulatory Matters,” of the Combined Notes to Financial Statements of the Registrants for additional details.

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
FirstEnergy’s Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. Included in Corporate/Other for segment reporting is 67 MWs of generation capacity, representing AE Supply’s OVEC capacity entitlement. As of June 30, 2026, Corporate/Other had approximately $7.4 billion of external FE holding company debt.

Financial information for FirstEnergy’s reportable segments and reconciliations to consolidated amounts is presented below:

(In millions) For the Three Months Ended	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated

June 30, 2026
External revenues	$1,704	$1,433	$537	$3,674	$4	$—	$3,678
Internal revenues	10	1	7	18	—	(18)	—
Total revenues	$1,714	$1,434	$544	$3,692	$4	$(18)	$3,678
Other operating expenses(1)	662	418	95	1,175	(7)	(3)	1,165
Depreciation(1)	164	142	98	404	20	—	424
Amortization (deferral) of regulatory assets, net	(163)	(63)	1	(225)	—	—	(225)
Interest expense(1)	110	83	88	281	87	(31)	337
Income taxes (benefits)(1)	33	38	47	118	(26)	—	92
Other expense (income) items(2)	765	693	118	1,576	(10)	31	1,597
Earnings (losses) attributable to FE	143	123	97	363	(75)	—	288
Cash Flows from Investing Activities:
Capital investments	$427	$530	$417	$1,374	$(29)	$—	$1,345

June 30, 2025
External revenues	$1,665	$1,260	$451	$3,376	$4	$—	$3,380
Internal revenues	10	1	5	16	—	(16)	—
Total revenues	$1,675	$1,261	$456	$3,392	$4	$(16)	$3,380
Other operating expenses(1)	634	306	74	1,014	(17)	(2)	995
Depreciation(1)	163	139	92	394	21	—	415
Amortization (deferral) of regulatory assets, net	(98)	(3)	2	(99)	—	—	(99)
Interest expense(1)	101	68	81	250	89	(40)	299
Income taxes (benefits)(1)	43	35	36	114	(26)	—	88
Other expense (income) items(2)	671	600	96	1,367	7	40	1,414
Earnings (losses) attributable to FE	161	116	75	352	(84)	—	268
Cash Flows from Investing Activities:
Capital investments	$295	$443	$435	$1,173	$55	$—	$1,228

For the Six Months Ended
June 30, 2026
External revenues	$3,685	$3,135	$1,046	$7,866	$14	$—	$7,880
Internal revenues	19	2	14	35	—	(35)	—
Total revenues	$3,704	$3,137	$1,060	$7,901	$14	$(35)	$7,880
Other operating expenses(1)	1,378	1,090	174	2,642	(11)	(6)	2,625
Depreciation(1)	329	281	195	805	40	—	845
Amortization (deferral) of regulatory assets, net	(417)	(268)	3	(682)	—	—	(682)
Interest expense(1)	217	161	173	551	173	(61)	663
Income taxes (benefits)(1)	97	84	93	274	(44)	—	230
Other expense (income) items(2)	1,711	1,513	234	3,458	(13)	61	3,506
Earnings (losses) attributable to FE	389	276	188	853	(160)	—	693
Cash Flows from Investing Activities:
Capital investments	$791	$1,006	$750	$2,547	$53	$—	$2,600

(In millions)	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
June 30, 2025
External revenues	$3,592	$2,608	$937	$7,137	$8	$—	$7,145
Internal revenues	19	2	10	31	—	(31)	—
Total revenues	$3,611	$2,610	$947	$7,168	$8	$(31)	$7,145
Other operating expenses(1)	1,261	643	172	2,076	(42)	(5)	2,029
Depreciation(1)	325	277	183	785	41	—	826
Amortization (deferral) of regulatory assets, net	(117)	5	3	(109)	—	—	(109)
Interest expense(1)	200	133	154	487	168	(68)	587
Income taxes (benefits)(1)	103	75	76	254	(40)	—	214
Other expense (income) items(2)	1,460	1,225	203	2,888	14	68	2,970
Earnings (losses) attributable to FE	379	252	156	787	(159)	—	628
Cash Flows from Investing Activities:
Capital investments	$560	$838	$749	$2,147	$86	$—	$2,233

As of June 30, 2026
Total assets	$21,386	$21,508	$15,468	$58,362	$1,829	$(1,970)	$58,221
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618

As of December 31, 2025
Total assets	$20,653	$20,352	$14,903	$55,908	$1,793	$(1,797)	$55,904
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
(1) FirstEnergy considers this line to be a significant expense.
(2) Consists of Fuel, Purchased power, General taxes, Debt redemption costs, Miscellaneous income, net, Capitalized financing costs, and Income attributable to noncontrolling interest.
JCP&L

As of January 1, 2026, JCP&L made changes in how management evaluates operating performance and allocates resources. As a result of these changes, JCP&L reassessed its operating segments and determined that its operations are now managed as a single integrated business. Historically, JCP&L reported two operating segments, Distribution and Transmission. Accordingly, JCP&L changed its external segment reporting to present its results, including comparative periods, as a single reportable segment for the first six months of 2026, and reclassified prior periods for comparability. There are no changes to JCP&L’s significant expenses, measure of profit or loss, or other segment items. Similarly, JCP&L’s goodwill reporting units were also changed to a single reporting unit as of January 1, 2026.

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

12. TRANSACTIONS WITH AFFILIATES

The disclosures in this note apply to JCP&L only.
The affiliated company transactions for JCP&L for the three and six months ended June 30, 2026, and 2025, respectively, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(In millions)
Revenues	$1	$1	$1	$1

Expenses:
FESC support services (1)	40	42	85	92
Other affiliate support services (1)	4	1	13	5
Interest expense	3	2	5	3
(1) Includes amounts capitalized of $19 million and $17 million for the three months ended June 30, 2026, and 2025, respectively, and $41 million and $38 million for the six months ended June 30, 2026, and 2025, respectively.

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

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q discusses the three and six months ended June 30, 2026, and year-over-year comparisons between the three and six months ended June 30, 2026, and 2025, and should be read in conjunction with the Registrants’ interim financial statements and notes included in this Form 10-Q, and the Registrants’ audited financial statements, notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7. in its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Company Overview

FirstEnergy is dedicated to integrity, safety, reliability and operational excellence and is principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. Its electric distribution companies form one of the nation's largest investor-owned electric systems, serving over 6 million customers in Ohio, Pennsylvania, New Jersey, West Virginia, Maryland and New York. FirstEnergy’s transmission subsidiaries operate more than 24,000 miles of transmission lines that connect the Midwest and Mid-Atlantic regions and two regional transmission operation centers. As of June 30, 2026, AGC and MP control 3,610 MWs of net maximum generation capacity.

Segment Overview

See Note 11., “Segment Information,” of the Combined Notes to Financial Statements of the Registrants.

Investment Strategy

FirstEnergy invests in both its regulated operations to improve reliability and the customer experience, and its people to attract, retain and develop talented and engaged employees to carry out its strategy.

FirstEnergy’s customer-focused Energize365 investment plan for the 2026 to 2030 time period is $36 billion, approximately 25% higher than the previous 2025 to 2029 five-year plan, and aims to strengthen the grid, improve reliability and support growing customer demand. Through the Energize365 program, system-wide capital investments from 2026 to 2030 are expected to include 28% in the Distribution segment, 35% in the Integrated segment, and 35% in the Stand-Alone Transmission segment, focused on the following:

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
•Upgrading system conditions that enhance reliability; and
•Transmission projects awarded through the PJM Open Window to address regional expansion projects, including incremental opportunities in the 2026 Open Window, for which the planning period was opened.
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

PJM RTEP Open Window Projects

On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the PJM 2024 RTEP Open Window #1, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET’s share estimated to be approximately $1 billion.

On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship between the two members, confers governance rights to its members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. The relative ownership interests of the members under the Grid Growth Operating Agreement are 50% for each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. On February 12, 2026, in response to the PJM 2025 RTEP Open Window #1, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million.

Regulatory Matters - Ohio

On April 5, 2023, the Ohio Companies sought approval from the PUCO for their ESP V. The proposed plan would maintain an eight-year term beginning June 1, 2024, and continue riders recovering costs associated with distribution infrastructure investments and approved grid modernization investments. ESP V additionally proposed new riders that would support reliability, and included provisions supporting affordability and enhancing the customer experience. As more fully described in “Outlook - State Regulation - Ohio,” in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations," on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV, which was approved by the PUCO on December 18, 2024. On January 22, 2025, the PUCO approved the Ohio Companies’ ESP IV compliance tariffs with an effective date of February 1, 2025, at which point the Ohio Companies resumed operating under ESP IV with certain modifications, as described in “Outlook - State Regulation - Ohio,” in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Ohio Companies’ return to ESP IV was appealed by certain intervenors and the matter remains pending before the Supreme Court of Ohio.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. On January 27, 2025, the Ohio Companies notified the PUCO of their intention to update their application for an increase in base distribution rates to remove ESP V related provisions from the base rate case. On November 19, 2025, the PUCO issued an order in the rate case. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025, base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On January 9, 2026, the Ohio Companies filed an expedited motion for ruling on the proposed compliance tariffs and on February 4, 2026, PUCO staff issued a letter recommending that most of the Ohio Companies’ proposed compliance tariffs be approved. The Ohio Companies cannot predict the outcome of the rehearing, but do not expect material changes to the November 2025 order. See “Outlook - State Regulation - Ohio,” in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations".

On April 22, 2026, the Ohio Companies filed with the PUCO a notice of their intent to file a three-year rate plan, requesting approval of three consecutive, annual test periods that begin July 1, 2027 and end June 30, 2030. The Ohio Companies filed their applications for an increase in their distribution rates on May 22, 2026. The application proposes net increases in the Ohio Companies’ base distribution revenues of approximately $254 million in the first year, approximately $59 million in the second year, and approximately $80 million in the third year, with a return on equity of 10.2% and a capital structure of approximately 47% debt and approximately 53% equity for all three Ohio Companies. On June 12, 2026, PUCO staff issued a deficiency letter requesting additional supplementation in certain areas, which the Ohio Companies provided on June 22, 2026. On July 1, 2026, an administrative law judge deemed the application complete and set a procedural schedule. Evidentiary hearings are set to begin March 1, 2027.

Regulatory Matters - West Virginia

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031. On February 13, 2026, MP and PE filed a CPCN to construct and operate the proposed generation resources, including a 1,200 MW combined cycle gas turbine plant, that will be known as the Maidsville Energy Center, and 70 MWs of solar generation capacity, for an estimated capital investment of approximately $2.7 billion as of the filing date. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as a transition to recovery in base rates once the projects are placed in service and approved through a base rate case. An evidentiary hearing on the integrated resource plan was held on May 6, 2026, and evidentiary hearings on the CPCN application were held on July 16 and 17, 2026. A final order is expected from the WVPSC in the second half of 2026.

On May 15, 2026, MP and PE filed a base rate proceeding proposing an increase in electric rates of $188.4 million, an approximate 10.6% increase in total revenues. The filing includes a base rate increase of $174.6 million and a proposed reliability program and surcharge of $13.8 million. As an alternative, MP and PE requested a phased approach of two increases of $37.9 million effective August 1, 2026, and $37.6 million effective June 1, 2027, with a commitment to abstain from filing another base rate case until April 1, 2028. The WVPSC issued a procedural order on May 21, 2026, on the alternative two-phase approach setting it for hearing on July 9, 2026. On June 11, 2026, the WVPSC staff filed a motion to dismiss, which the WVPSC denied on July 2, 2026. An order is expected from the WVPSC by the end of July 2026. If approved as proposed, new rates associated with the first phase would become effective in August 2026.

Regulatory Matters - Maryland

PE anticipates filing a base rate distribution case with the MDPSC in the third quarter of 2026, with new rates expected to become effective in the first quarter of 2027.

On May 12, 2026, the governor of Maryland signed the Utility RELIEF Act into law. Among other things, the legislation temporarily limits the use of forecasted costs in certain rate proceedings, modifies the standards by which the MDPSC may approve multi-year rate plans, mandates RTO participation, requires additional review of utility spending and cost recovery, eliminates certain utility earnings incentives, imposes restrictions on recovery of certain administrative compensation costs and includes provisions designed to allocate certain transmission and distribution upgrade costs associated with large-load customers, including data centers, to those customers rather than to the broader customer base. FirstEnergy is currently assessing the full extent of the legislation’s impacts, but the Utility RELIEF Act may affect PE’s timing and amount of cost recovery, authorized returns, customer rate structures, infrastructure investment planning, and future earnings opportunities. See “Outlook - State Regulation - Maryland” and “Outlook – FERC Regulatory Matters – RTO Participation ROE Incentive,” in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more fulsome discussion of the current Utility RELIEF Act impacts to PE.

Regulatory Matters – New Jersey

JCP&L expects to file a base rate case in August 2026.

FIRSTENERGY’S CONSOLIDATED RESULTS OF OPERATIONS
Second Quarter of 2026 Compared with Second Quarter of 2025

(In millions)	For the Three Months Ended June 30,
	2026	2025	Increase (Decrease)

Revenues	$3,678	$3,380	$298	9%

Operating expenses	(3,001)	(2,734)	267	10%

Other expenses, net	(233)	(240)	(7)	(3)%

Income taxes	(92)	(88)	4	5%

Income attributable to noncontrolling interest	(64)	(50)	14	28%

Earnings attributable to FE	$288	$268	$20	7%

Earnings attributable to FE were $288 million or $0.50 per share (basic and diluted) in the second quarter of 2026 compared to $268 million or $0.46 per share (basic and diluted) in the second quarter of 2025, representing an increase of $20 million that was primarily due to the following:

•Higher transmission revenues from regulated capital investments that increased rate base and true-up adjustments from the annual forward-looking transmission rate filings;
•The absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025;
•Higher pension and OPEB non-service credits;
•The absence in 2026 of debt redemption costs recognized in 2025;
•A reduction in ARO liabilities associated with CCR rules based on the completion of engineering studies and field analysis of certain sites; and
•Higher capitalized financing costs.

These factors were partially offset by the following:

•Higher other operating expenses from planned maintenance expenses;
•Lower customer usage and demand;
•Higher interest expenses from new long-term debt and convertible note issuances, net of redemptions and repayments; and
•Higher investigation and other related costs associated with the ongoing government investigations and ongoing litigation.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended June 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Residential	11,734	11,957	(1.9)%	11,750	11,750	—%
Commercial(1)	9,468	9,584	(1.2)%	9,476	9,546	(0.7)%
Industrial	13,546	12,969	4.4%	13,546	12,969	4.4%
Total Electric Distribution MWh Deliveries	34,748	34,510	0.7%	34,772	34,265	1.5%
(1) Includes street lighting.

Distribution deliveries in the second quarter of 2026 for the residential and commercial customer classes were lower than the same period of 2025 due to the impact of the milder weather temperatures. Cooling degree days in the second quarter of 2026 were consistent with the same period of 2025 and 6% above normal. Heating degree days in the second quarter of 2026 were 5% below the same period of 2025 and 8% below normal. Industrial deliveries in the second quarter of 2026 compared to the same period of 2025 increased primarily due to growth in the manufacturing sector.

FIRSTENERGY’S CONSOLIDATED RESULTS OF OPERATIONS
First Six Months of 2026 Compared with First Six Months of 2025

(In millions)	For the Six Months Ended June 30,
	2026	2025	Increase

Revenues	$7,880	$7,145	$735	10%

Operating expenses	(6,375)	(5,745)	630	11%

Other expenses, net	(457)	(454)	3	1%

Income taxes	(230)	(214)	16	7%

Income attributable to noncontrolling interest	(125)	(104)	21	20%

Earnings attributable to FE	$693	$628	$65	10%

Earnings attributable to FE were $693 million or $1.20 per share (basic and diluted) in the first six months of 2026 compared to $628 million or $1.09 per share (basic and diluted) in the first six months of 2025, representing an increase of $65 million that was primarily due to the following:

•Higher transmission revenues from regulated capital investments that increased rate base and true-up adjustments from the annual forward-looking transmission rate filing;
•The absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025;
•The absence in 2026 of severance and related costs that were recognized in the first quarter of 2025;
•Higher pension and OPEB non-service credits;
•Higher capitalized financing costs;
•A reduction in ARO liabilities associated with CCR rules based on the completion of engineering studies and field analysis of certain sites; and
•The absence in 2026 of debt redemption costs recognized in 2025.

These factors were partially offset by the following:

•Higher investigation and other related costs associated with the ongoing government investigations and ongoing litigation;
•Higher other operating expenses from planned maintenance expenses; and
•Higher interest expenses from new long-term debt and convertible note issuances, net of redemptions and repayments.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Six Months Ended June 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Residential	27,286	27,448	(0.6)%	27,070	27,134	(0.2)%
Commercial(1)	19,573	19,428	0.7%	19,460	19,403	0.3%
Industrial	26,445	25,806	2.5%	26,445	25,806	2.5%
Total Electric Distribution MWh Deliveries	73,304	72,682	0.9%	72,975	72,343	0.9%
(1) Includes street lighting.

Distribution deliveries in the first six months of 2026 for the commercial customer class were higher than the same period of 2025, while deliveries to residential customers decreased slightly. Cooling degree days in the first six months of 2026 were 1% above the same period of 2025 and 7% above normal. Heating degree days in the first six months of 2026 were 1% above the same period of 2025 and 1% above normal. Industrial deliveries in the second quarter of 2026 compared to the same period of 2025 increased primarily due to growth in the oil and gas extraction and manufacturing sectors.

The financial results discussed below in Segment Results of Operations include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 11., “Segment Information,” of the Combined Notes to Financial Statements of the Registrants.

Summary of Results of Operations — Second Quarter 2026 Compared with Second Quarter 2025

Financial results for FirstEnergy’s business segments for the second quarter of 2026 and 2025 were as follows:

Second Quarter 2026 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,679	$1,387	$537	$4	$3,607
Other	35	47	7	(18)	71
Total Revenues	1,714	1,434	544	(14)	3,678

Operating Expenses:
Fuel	—	156	—	—	156
Purchased power	608	544	—	5	1,157
Other operating expenses	662	418	95	(10)	1,165
Provision for depreciation	164	142	98	20	424
Amortization (deferral) of regulatory assets, net	(163)	(63)	1	—	(225)
General taxes	194	36	84	10	324
Total Operating Expenses	1,465	1,233	278	25	3,001

Other Income (Expense):
Miscellaneous income (expense), net	31	24	3	(6)	52
Interest expense	(110)	(83)	(88)	(56)	(337)
Capitalized financing costs	6	19	27	—	52
Total Other Expense	(73)	(40)	(58)	(62)	(233)

Income taxes (benefits)	33	38	47	(26)	92

Income attributable to noncontrolling interest	—	—	64	—	64

Earnings (Loss) Attributable to FE	$143	$123	$97	$(75)	$288

Second Quarter 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,635	$1,255	$451	$4	$3,345
Other	40	6	5	(16)	35
Total Revenues	1,675	1,261	456	(12)	3,380

Operating Expenses:
Fuel	—	168	—	—	168
Purchased power	517	432	—	4	953
Other operating expenses	634	306	74	(19)	995
Provision for depreciation	163	139	92	21	415
Amortization (deferral) of regulatory assets, net	(98)	(3)	2	—	(99)
General taxes	186	34	75	7	302
Total Operating Expenses	1,402	1,076	243	13	2,734

Other Income (Expense):
Debt redemption costs	—	—	—	(24)	(24)
Miscellaneous income (expense), net	25	19	9	(12)	41
Interest expense	(101)	(68)	(81)	(49)	(299)
Capitalized financing costs	7	15	20	—	42
Total Other Expense	(69)	(34)	(52)	(85)	(240)

Income taxes (benefits)	43	35	36	(26)	88

Income attributable to noncontrolling interest	—	—	50	—	50

Earnings (Loss) Attributable to FE	$161	$116	$75	$(84)	$268

Changes Between Second Quarter 2026 and Second Quarter 2025 Financial Results (In millions)	Distribution	Integrated	Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$44	$132	$86	$—	$262
Other	(5)	41	2	(2)	36
Total Revenues	39	173	88	(2)	298

Operating Expenses:
Fuel	—	(12)	—	—	(12)
Purchased power	91	112	—	1	204
Other operating expenses	28	112	21	9	170
Provision for depreciation	1	3	6	(1)	9
Amortization (deferral) of regulatory assets, net	(65)	(60)	(1)	—	(126)
General taxes	8	2	9	3	22
Total Operating Expenses	63	157	35	12	267

Other Income (Expense):
Debt redemption costs	—	—	—	24	24
Miscellaneous income (expense), net	6	5	(6)	6	11
Interest expense	(9)	(15)	(7)	(7)	(38)
Capitalized financing costs	(1)	4	7	—	10
Total Other Expense	(4)	(6)	(6)	23	7

Income taxes (benefits)	(10)	3	11	—	4

Income attributable to noncontrolling interest	—	—	14	—	14

Earnings (Loss) Attributable to FE	$(18)	$7	$22	$9	$20

Distribution Segment — Second Quarter of 2026 Compared with Second Quarter of 2025

Distribution segment’s earnings attributable to FE decreased $18 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to lower customer usage as a result of the milder weather temperatures, higher planned other operating expenses, and higher net financing costs, partially offset by the absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025 and higher pension and OPEB non-service credits.

Revenues —

Distribution segment’s total revenues increased $39 million as a result of the following sources:

		For the Three Months Ended June 30,
Revenues by Type of Service	2	2026		2025	Increase (Decrease)
		(In millions)
Distribution services		$1,015	2	$1,056	$(41)
Generation sales:
Retail		659		576	83
Wholesale		5		3	2
Total generation sales		664		579	85
Other		35		40	(5)
Total Revenues		$1,714		$1,675	$39
Distribution services revenues decreased $41 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to lower customer usage as a result of the milder weather temperatures and customer restitution and refunds resulting from the Ohio Companies’ PUCO-approved settlement. These restitution and refunds were recognized in the fourth quarter of 2025 and are offset by the amortization of a regulatory liability resulting in no impact to earnings in 2026. The revenue decrease was partially offset by higher rider revenues associated with certain regulated investment programs and the absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $85 million in the second quarter of 2026, as compared to the same period in 2025, primarily due to higher non-shopping generation auction rates. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA was flat in the second quarter of 2026, as compared to the same period of 2025. Retail and wholesale generation sales revenues have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $63 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, increased $91 million during the second quarter of 2026, as compared to the same period of 2025, primarily due to higher unit costs as described above.

•Other operating expenses increased $28 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to:

•Higher network transmission expenses of $9 million, which are deferred for future recovery, resulting in no material impact to earnings;
•Higher energy efficiency and other state mandated program costs of $2 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher storm restoration expenses of $5 million, which were deferred for future recovery; and
•Higher other operating expenses of $28 million, primarily due to planned maintenance expenses.

The increase was partially offset by:

•Lower planned vegetation management expenses of $6 million, primarily due to accelerated work in 2025 in Pennsylvania; and
•A $10 million reduction in ARO liabilities associated with CCR rules based on the completion of engineering studies and field analysis of certain sites.

•Depreciation expense increased $1 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to a higher asset base, partially offset by a change in depreciation rates effective March 1, 2026, as a result of the Ohio Base Rate Case.

•Deferral of regulatory assets increased $65 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher deferred storm restoration expenses of $5 million, a $99 million increase in the amortization of a regulatory liability as a result of providing restitution and refunds to Ohio customers, as further discussed below, partially offset by a $7 million net decrease in generation and transmission deferrals, a $7 million decrease from lower deferral of costs associated with customer assistance programs, an $11 million increase in amortization associated with recovery of previously incurred storm costs and a $14 million net decrease in other deferrals.

•General taxes increased $8 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher property and gross receipts taxes.

Other Expense —

Other expense increased $4 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issuances since the second quarter of 2025 and lower capitalized interest, partially offset by higher pension and OPEB non-service credits.

Income Taxes —

Distribution segment’s effective tax rate was 18.8% and 21.1% for the three months ended June 30, 2026, and 2025, respectively. The decrease in the effective tax rate was primarily due to increases in tax benefits associated with state flow-through and a remeasurement of the reserve for an uncertain tax position in the second quarter of 2026.
Integrated Segment — Second Quarter of 2026 Compared with Second Quarter of 2025

Integrated segment’s earnings attributable to FE increased $7 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher transmission revenues from regulated capital investments that increased rate base, true-up adjustments from the annual forward-looking transmission rate filing and increased customer usage and demand.

Revenues —

Integrated segment’s total revenues increased $173 million as a result of the following sources:

		For the Three Months Ended June 30,
Revenues by Type of Service	2	2026	2025	Increase (Decrease)
		(In millions)
Distribution services		$376	$384	$(8)
Generation sales:
Retail		737	682	55
Wholesale		125	78	47
Total generation sales		$862	$760	$102
Transmission revenues:
JCP&L		89	63	26
MP & PE		60	48	12
Total transmission revenues		$149	$111	$38
Other		47	6	41
Total Revenues		$1,434	$1,261	$173

Distribution services revenues decreased $8 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to lower rider revenues and return of certain ZEC refunds in New Jersey as further described below. These refunds were offset by the amortization of a regulatory liability resulting in no impact to earnings. The decrease in distribution services revenues was partially offset by higher customer demands and higher recovery of transmission expenses, the recovery of which has no material impact to earnings.

Generation sales revenues increased $102 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to:

•Retail generation sales increased $55 million in the second quarter of 2026, as compared to the same period in 2025, primarily due to higher non-shopping generation auction rates and higher volumes as a result of the weather temperatures. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $47 million in the second quarter of 2026, as compared to the same period in 2025, primarily due to higher wholesale rates and capacity revenues, partially offset by lower sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $38 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher recovery of transmission operating expenses, true-up adjustments from the annual forward-looking transmission rate filing and higher rate base from regulated investment programs.

Other revenues increased $41 million in the second quarter of 2026, as compared to the same period of 2025, due to higher FTR credits, which offset higher transmission congestion charges. Due to the ENEC, FTRs have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $157 million, primarily due to:

•Fuel costs decreased $12 million during the second quarter of 2026, as compared to the same period of 2025, primarily due to lower consumption volumes, partially offset by higher unit costs. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $112 million during the second quarter of 2026, as compared to the same period of 2025, primarily due to higher volumes, capacity expenses and prices.

•Other operating expenses increased $112 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to:

•Higher network transmission expenses of $15 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher transmission congestion charges of $21 million. Due to the ENEC, congestion charges, net of FTR revenue, have no material impact to earnings;
•Higher storm restoration expenses of $40 million, which were mostly deferred for future recovery;
•Higher formula rate transmission operating and maintenance expenses of $13 million, which have no material impact to earnings; and
•Higher energy efficiency and other state mandated program costs of $23 million, which were deferred for future recovery, resulting in no material impact to earnings.

•Depreciation expense increased $3 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to a higher asset base.

•Deferral of regulatory assets increased $60 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to $42 million in higher deferral of storm related expenses, a $9 million net increase from higher generation and transmission related deferrals, a $5 million increase related to the amortization of a regulatory liability associated with ZEC refunds, further described below, and $4 million related to net increases in other deferrals.

Other Expense —

Other expense increased $6 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issuances since the second quarter 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes —

Integrated segment’s effective tax rate was 23.6% and 23.2% for the three months ended June 30, 2026, and 2025, respectively.

Stand-Alone Transmission Segment — Second Quarter of 2026 Compared with Second Quarter of 2025

Stand-Alone Transmission segment’s earnings attributable to FE increased $22 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher revenues from regulated capital investments that increased rate base, true-up adjustments from the annual forward-looking transmission rate filings, and higher capitalized financing costs, partially offset by higher interest expenses from new long-term debt issuances.

Revenues —

Stand-Alone Transmission segment’s total revenues increased $88 million, primarily due to a higher overall rate base, higher recovery of transmission operating expenses, and true-up adjustments from the annual forward-looking transmission rate filings.

The following table shows revenues by transmission asset owner:

		For the Three Months Ended June 30,
Revenues by Transmission Asset Owner	1	2026	2025	Increase
		(In millions)
ATSI		$299	$259	$40
TrAIL		64	62	2
MAIT		150	114	36
KATCo		31	21	10
Total Revenues		$544	$456	$88

Operating Expenses —

Total operating expenses increased $35 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher depreciation and property tax expenses from a higher asset base and planned operating and maintenance expenses. Nearly all operating expenses are recovered through formula rates.

Other Expense —

Total other expense increased $6 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher interest expenses from new long-term debt issuances and higher interest on transmission revenue collection balances, partially offset by higher capitalized financing costs.

Income Taxes —

Stand-Alone Transmission segment’s effective tax rate was 22.6% and 22.4% for the three months ended June 30, 2026, and 2025, respectively.
Corporate / Other — Second Quarter 2026 Compared with Second Quarter 2025

Financial results at Corporate/Other resulted in a $9 million decrease in losses attributable to FE in the second quarter of 2026, as compared to the same period of 2025, primarily due to the absence in 2026 of debt redemption costs recognized in 2025, partially offset by higher investigation and other related costs associated with the ongoing government investigations and ongoing litigation, and higher interest expense associated with the convertible notes issuances, net of redemptions and repayments.

Summary of Results of Operations — First Six Months of 2026 Compared with First Six Months of 2025

Financial results for FirstEnergy’s business segments for the first six months of 2026 and 2025 were as follows:

First Six Months 2026 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$3,629	$2,929	$1,046	$14	$7,618
Other	75	208	14	(35)	262
Total Revenues	3,704	3,137	1,060	(21)	7,880

Operating Expenses:
Fuel	—	317	—	—	317
Purchased power	1,370	1,207	—	9	2,586
Other operating expenses	1,378	1,090	174	(17)	2,625
Provision for depreciation	329	281	195	40	845
Amortization (deferral) of regulatory assets, net	(417)	(268)	3	—	(682)
General taxes	417	76	167	24	684
Total Operating Expenses	3,077	2,703	539	56	6,375

Other Income (Expense):
Miscellaneous income (expense), net	60	50	6	(16)	100
Interest expense	(217)	(161)	(173)	(112)	(663)
Capitalized financing costs	16	37	52	1	106
Total Other Expense	(141)	(74)	(115)	(127)	(457)

Income taxes (benefits)	97	84	93	(44)	230

Income attributable to noncontrolling interest	—	—	125	—	125

Earnings (Loss) Attributable to FE	$389	$276	$188	$(160)	$693

First Six Months 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$3,531	$2,588	$937	$8	$7,064
Other	80	22	10	(31)	81
Total Revenues	3,611	2,610	947	(23)	7,145

Operating Expenses:
Fuel	—	317	—	—	317
Purchased power	1,127	904	—	10	2,041
Other operating expenses	1,261	643	172	(47)	2,029
Provision for depreciation	325	277	183	41	826
Amortization (deferral) of regulatory assets, net	(117)	5	3	—	(109)
General taxes	396	71	149	25	641
Total Operating Expenses	2,992	2,217	507	29	5,745

Other Income (Expense):
Debt redemption costs	—	—	—	(24)	(24)
Miscellaneous income (expense), net	51	37	13	(24)	77
Interest expense	(200)	(133)	(154)	(100)	(587)
Capitalized financing costs	12	30	37	1	80
Total Other Expense	(137)	(66)	(104)	(147)	(454)

Income taxes (benefits)	103	75	76	(40)	214

Income attributable to noncontrolling interest	—	—	104	—	104

Earnings (Loss) Attributable to FE	$379	$252	$156	$(159)	$628

Changes Between First Six Months 2026 and First Six Months 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$98	$341	$109	$6	$554
Other	(5)	186	4	(4)	181
Total Revenues	93	527	113	2	735

Operating Expenses:
Fuel	—	—	—	—	—
Purchased power	243	303	—	(1)	545
Other operating expenses	117	447	2	30	596
Provision for depreciation	4	4	12	(1)	19
Amortization (deferral) of regulatory assets, net	(300)	(273)	—	—	(573)
General taxes	21	5	18	(1)	43
Total Operating Expenses	85	486	32	27	630

Other Income (Expense):
Debt redemption costs	—	—	—	24	24
Miscellaneous income (expense), net	9	13	(7)	8	23
Interest expense	(17)	(28)	(19)	(12)	(76)
Capitalized financing costs	4	7	15	—	26
Total Other Expense	(4)	(8)	(11)	20	(3)

Income taxes (benefits)	(6)	9	17	(4)	16

Income attributable to noncontrolling interest	—	—	21	—	21

Earnings (Loss) Attributable to FE	$10	$24	$32	$(1)	$65

Distribution Segment — First Six Months of 2026 Compared with First Six Months of 2025

Distribution segment’s earnings attributable to FE increased $10 million in the first six months of 2026, as compared to the same period of 2025, primarily due to the absence in 2026 of severance and related costs that were recognized in the first quarter of 2025, the absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025 and a reduction in ARO liabilities, partially offset by lower customer usage and demand and higher planned operating expenses.

Revenues —

Distribution segment’s total revenues increased $93 million as a result of the following sources:

	For the Six Months Ended June 30,
Revenues by Type of Service	2026	2025	Increase (Decrease)
	(In millions)
Distribution services	$2,104	$2,235	$(131)
Generation sales:
Retail	1,516	1,292	224
Wholesale	9	4	5
Total generation sales	1,525	1,296	229
Other	75	80	(5)
Total Revenues	$3,704	$3,611	$93
Distribution services revenues decreased $131 million in the first six months of 2026, as compared to the same period of 2025, primarily due to lower customer usage as a result of the milder weather temperatures and customer restitution and refunds resulting from the Ohio Companies’ PUCO-approved settlement. These restitution and refunds were recognized in the fourth quarter of 2025 and are offset by the amortization of a regulatory liability resulting in no impact to earnings in 2026. The revenue decrease was partially offset by higher rider revenues associated with certain regulated investment programs and the absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $229 million in the first six months of 2026, as compared to the same period in 2025, primarily due to higher non-shopping generation auction rates and higher retail generation sales volumes as a result of lower shopping, which increased sales volumes. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies decreased to 88% from 89% in Ohio and was flat in Pennsylvania in the first six months of 2026, as compared to the same period of 2025. Retail and wholesale generation sales revenue have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $85 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, increased $243 million during the first six months of 2026, as compared to the same period of 2025, primarily due to higher unit costs and generation sales volumes as described above.

•Other operating expenses increased $117 million in the first six months of 2026, as compared to the same period of 2025, primarily due to:

•Higher network transmission expenses of $37 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher energy efficiency and other state mandated program costs of $23 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher other operating expenses of $19 million, primarily due to planned maintenance expenses; and
•Higher storm restoration expenses of $80 million, which were deferred for future recovery.

The increase was partially offset by:

•Lower planned vegetation management expenses of $14 million, primarily due to accelerated work in 2025 in Pennsylvania;
•Lower uncollectible expenses of $4 million; which were deferred for future recovery, resulting in no material impact to earnings;

•A $10 million reduction in ARO liabilities associated with CCR rules based on the completion of engineering studies and field analysis of certain sites; and
•The absence in 2026 of $14 million of severance and related costs associated with FirstEnergy’s organizational changes announced and recognized in the first quarter of 2025.

•Depreciation expense increased $4 million in the first six months of 2026, as compared to the same period of 2025, primarily due to a higher asset base, partially offset by a change in depreciation rates effective March 1, 2026, as a result of the Ohio Base Rate Case.

•Deferral of regulatory assets increased $300 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher deferred storm restoration expenses of $80 million, a $250 million increase in the amortization of a regulatory liability as a result of providing restitution and refunds to Ohio customers and a $22 million net increase in generation and transmission deferrals, partially offset by a $16 million increase in amortization associated with recovery of previously incurred storm costs, an $18 million decrease from lower deferral of costs associated with customer assistance programs and a $18 million net decrease in other deferrals.

•General taxes increased $21 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher property and gross receipts taxes.

Other Expense —

Other expense increased $4 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issuances since the first quarter of 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes —

Distribution segment’s effective tax rate was 20.0% and 21.4% for the six months ended June 30, 2026, and 2025, respectively. The decrease in the effective tax rate was primarily due to increases in tax benefits associated with state flow-through and a remeasurement of the reserve for an uncertain tax position in the second quarter of 2026.
Integrated Segment — First Six Months of 2026 Compared with First Six Months of 2025

Integrated segment’s earnings attributable to FE increased $24 million in the first six months of 2026, as compared to the same period of 2025, primarily due to the absence in 2026 of severance and related costs that were recognized in the first quarter of 2025, higher transmission revenues from regulated capital investments that increased rate base, true-up adjustments from the annual forward-looking transmission rate filing, increased customer usage and demand, and higher pension and OPEB non-service credits, partially offset by higher other operating expenses and higher net financing costs.

Revenues —

Integrated segment’s total revenues increased $527 million as a result of the following sources:

	For the Six Months Ended June 30,
Revenues by Type of Service	2026	2025	Increase
	(In millions)
Distribution services (1)	$818	$815	$3
Generation sales:
Retail	1,606	1,437	169
Wholesale	237	125	112
Total generation sales	1,843	1,562	281
Transmission revenues:
JCP&L	160	124	36
MP & PE	108	87	21
Total transmission revenues	268	211	57
Other	208	22	186
Total Revenues	$3,137	$2,610	$527
(1) Includes $13 million of ARP revenues in 2026, related to lost distribution revenues associated with energy efficiency in New Jersey.

Distribution services revenues increased $3 million in the first six months of 2026, as compared to the same period of 2025, primarily resulting from higher customer usage as a result of the weather temperatures and higher rider revenues associated with certain regulated investment programs, partially offset by the return of certain ZEC refunds in New Jersey as further described below. These refunds were offset by the amortization of a regulatory liability resulting in no impact to earnings. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $281 million in the first six months of 2026, as compared to the same period of 2025.

•Retail generation sales increased $169 million in the first six months of 2026, as compared to the same period in 2025, primarily due to higher non-shopping generation auction rates and higher volumes as a result of the weather temperatures. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $112 million in the first six months of 2026, as compared to the same period in 2025, primarily due to higher wholesale rates and capacity revenues, partially offset by lower sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $57 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher recovery of transmission operating expenses, true-up adjustments from the annual forward-looking transmission rate filing and higher rate base from regulated investment programs.

Other revenues increased $186 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher FTR credits in the first quarter of 2026, which offset higher transmission congestion charges. Due to the ENEC, FTRs have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $486 million, primarily due to:

•Fuel costs were flat during the first six months of 2026, as compared to the same period of 2025, primarily due to higher unit costs, offset by lower consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $303 million during the first six months of 2026, as compared to the same period of 2025, primarily due to higher volumes, capacity expenses and prices, which were impacted by the Winter Storm Fern weather event in the first quarter of 2026.

•Other operating expenses increased $447 million in the first six months of 2026, as compared to the same period of 2025, primarily due to:

•Higher network transmission expenses of $40 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher transmission congestion charges of $242 million, primarily in the first quarter of 2026 from the net impacts of the Winter Storm Fern weather event. Due to the ENEC, congestion charges, net of FTR revenue, have no material impact to earnings;
•Higher storm restoration expenses of $117 million, of which $113 million were deferred for future recovery;
•Higher formula rate transmission operating and maintenance expenses of $16 million, which have no material impact to earnings;
•Higher vegetation management expenses of $8 million, which were mostly deferred for future recovery, resulting in no material impact to earnings; and
•Higher energy efficiency and other state mandated program costs of $38 million, which were deferred for future recovery, resulting in no material impact to earnings.

The increase was partially offset by:

•The absence in 2026 of $11 million of severance and related costs associated with FirstEnergy’s organizational changes announced and recognized in the first quarter of 2025; and
•Lower other operating expenses of $3 million, primarily due to the absence in 2026 of a legal reserve recognized in the second quarter of 2025, partially offset by higher regulated generation outage spend and planned maintenance expenses.

•Deferral of regulatory assets increased $273 million in the first six months of 2026, as compared to the same period of 2025, primarily due to $113 million in higher deferral of storm related expenses, a $5 million increase related to the amortization of a regulatory liability associated with ZEC refunds, further described below, and a $155 million net increase from higher generation and transmission related deferrals.

•General taxes increased $5 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher property taxes.

Other Expense —

Other expense increased $8 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issuances since the first quarter of 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes —

Integrated segment’s effective tax rate was 23.3% and 22.9% for the six months ended June 30, 2026, and 2025, respectively.

Stand-Alone Transmission Segment — First Six Months of 2026 Compared with First Six Months of 2025

Stand-Alone Transmission segment’s earnings attributable to FE increased $32 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher revenues from regulated capital investments that increased rate base, true-up adjustments from the annual forward-looking transmission rate filings, and higher capitalized financing costs, partially offset by higher interest expenses from new long-term debt issuances.

Revenues —

Stand-Alone Transmission segment’s total revenues increased $113 million, primarily due to a higher overall rate base, higher recovery of transmission operating expenses, and true-up adjustments from the annual forward-looking transmission rate filings.

The following table shows revenues by transmission asset owner:

	For the Six Months Ended June 30,
Revenues by Transmission Asset Owner	2026	2025	Increase (Decrease)
	(In millions)
ATSI	$585	$524	$61
TrAIL	131	133	(2)
MAIT	289	246	43
KATCo	55	44	11
Total Revenues	$1,060	$947	$113

Operating Expenses —

Total operating expenses increased $32 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher depreciation and property tax expenses from a higher asset base and planned operating and maintenance expenses. Nearly all operating expenses are recovered through formula rates.

Other Expense —

Total other expense increased $11 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher interest expenses from new long-term debt issuances and higher interest on transmission revenue collection balances, partially offset by higher capitalized financing costs.

Income Taxes —

Stand-Alone Transmission segment’s effective tax rate was 22.9% and 22.6% for the six months ended June 30, 2026, and 2025, respectively.

Corporate / Other — First Six Months of 2026 Compared with First Six Months of 2025

Financial results at Corporate/Other resulted in a $1 million increase in losses attributable to FE in the first six months of 2026, as compared to the same period of 2025, primarily due to:

•$17 million (after-tax) of higher investigation and other related costs associated with the ongoing government investigations and ongoing litigation; and
•$8 million (after-tax) of higher interest expense associated with the convertible notes issuances, net of redemptions and repayments.

The increase in losses was partially offset by:
•$18 million (after-tax) due to the absence in 2026 of debt redemption costs recognized in 2025;
•$3 million (after-tax) of higher income associated with a legacy purchase power contract; and
•Higher discrete tax benefits in 2026 compared to 2025.
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

FirstEnergy has regulatory assets of approximately $1.4 billion and $829 million, and regulatory liabilities of $891 million and approximately $1.2 billion as of June 30, 2026, and December 31, 2025, respectively. The following table provides information about the composition of FirstEnergy’s net regulatory assets and liabilities as of June 30, 2026, and December 31, 2025, and the changes during the six months ended June 30, 2026:

Net Regulatory Assets (Liabilities) by Source - FirstEnergy	June 30, 2026	December 31, 2025	Change
	(In millions)
Customer payables for future income taxes	$(1,977)	$(2,041)	$64
Spent nuclear fuel disposal costs	(74)	(76)	2
Asset removal costs	(586)	(675)	89
Deferred transmission costs	(44)	(43)	(1)
Deferred generation costs	543	405	138
Deferred distribution costs	520	466	54
Storm-related costs	1,360	1,122	238
Energy efficiency program costs	545	462	83
New Jersey societal benefit costs	62	80	(18)
Vegetation management costs	162	153	9
Ohio settlement charges	(1)	(250)	249
New Jersey ZEC refunds	(80)	(4)	(76)
Other	36	45	(9)
Net Regulatory Assets (Liabilities) included on FirstEnergy’s Consolidated Balance Sheets	$466	$(356)	$822

The following table provides information about the composition of JCP&L’s net regulatory assets and liabilities as of June 30, 2026, and December 31, 2025, and the changes during the six months ended June 30, 2026:

Net Regulatory Assets (Liabilities) by Source - JCP&L	June 30, 2026	December 31, 2025	Change
	(In millions)
Customer payables for future income taxes	$(384)	$(393)	$9
Spent nuclear fuel disposal costs	(74)	(76)	2
Asset removal costs	(64)	(87)	23
Deferred transmission costs	(22)	(25)	3
Deferred generation costs	31	(10)	41
Deferred distribution costs	327	318	9
Storm-related costs	477	367	110
Energy efficiency program costs	419	316	103
New Jersey societal benefit costs	62	80	(18)
New Jersey ZEC refunds	(80)	(4)	(76)
Other	30	29	1
Net Regulatory Assets included on JCP&L’s Balance Sheets	$722	$515	$207

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

Deferred generation costs - Primarily relates to regulatory assets associated with the securitized recovery of certain fuel and purchased power regulatory assets at the Ohio Companies (amortized through 2034), the Warrior Run purchased power agreement termination fee at PE (amortized through 2029), and the ENEC at MP and PE. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC, which reflects the impact of Winter Storm Fern in 2026. Generally, the ENEC rate is updated annually.

Deferred distribution costs - Primarily relates to the Ohio Companies' deferral of certain distribution-related expenses, including interest (amortized through 2034) and JCP&L’s AMI program costs.

Storm-related costs - Relates to the deferral of storm costs, which vary by jurisdiction. Approximately $667 million and $87 million for FirstEnergy and JCP&L, respectively, are currently being recovered through rates as of June 30, 2026. Approximately $335 million and $73 million for FirstEnergy and JCP&L, respectively, were being recovered through rates as of December 31, 2025.

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

Ohio settlement charges - Reflects restitution and refunds owed to customers associated with the Ohio Companies' PUCO-approved settlement order, which began to be provided to customers in February 2026, and has been substantially refunded to customers as of June 30, 2026. See Note 9., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional details.

New Jersey ZEC refunds - Reflects refunds owed to customers associated with the NJBPU's order requiring certain nuclear generating units to return duplicate ZEC payments received during 2024. See Note 9., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional details.

The following table provides information about the composition of FirstEnergy’s net regulatory assets that do not earn a current return as of June 30, 2026, and December 31, 2025, of which approximately $916 million and $802 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return - FirstEnergy	June 30, 2026	December 31, 2025	Change
	(In millions)
Deferred generation costs	$398	$280	$118
Deferred distribution costs	183	199	(16)
Storm-related costs	1,015	844	171
Other	85	102	(17)
FirstEnergy Regulatory Assets Not Earning a Current Return	$1,681	$1,425	$256

The following table provides information about the composition of JCP&L’s net regulatory assets that do not earn a current return as of June 30, 2026, and December 31, 2025, of which approximately $91 million and $76 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral:

Regulatory Assets by Source Not Earning a Current Return - JCP&L	June 30, 2026	December 31, 2025	Change
	(In millions)
Deferred distribution costs	$130	$147	$(17)
Storm-related costs	477	367	110
Other	24	24	—
JCP&L Regulatory Assets Not Earning a Current Return	$631	$538	$93

CAPITAL RESOURCES AND LIQUIDITY

The Registrants’ businesses are capital intensive, requiring significant resources to fund operating expenses, construction and other investment expenditures, scheduled debt maturities and interest payments, dividend payments and potential contributions to the pension plan.

The Registrants expect their existing sources of liquidity to remain sufficient to meet their respective anticipated obligations. In addition to internal sources to fund liquidity and capital requirements for the remainder of 2026 and beyond, the Registrants expect to rely on external sources of funds. Short-term cash requirements not met by cash provided from operations are generally satisfied through short-term borrowings. Long-term cash needs may be met through the issuance of long-term debt by the Registrants, which may include hybrid securities by FE to, among other things, fund capital expenditures and other capital-like investments, and refinance short-term and maturing long-term debt, subject to market conditions and other factors. Additionally, FE may issue its common equity to fund capital expenditures in its 2026 through 2030 planning period averaging approximately 1% of its current market capitalization in each year of the planning period, subject to market conditions and other factors.

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

As of June 30, 2026, FirstEnergy’s net deficit in working capital (current assets less current liabilities) was approximately $2.7 billion, primarily due to current portion of long-term debt, accounts payable, short-term borrowings and accrued interest, taxes, and compensation and benefits. FirstEnergy believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

As of June 30, 2026, JCP&L’s net deficit in working capital (current assets less current liabilities) was approximately $207 million, primarily due to accounts payable, short-term borrowings, accrued interest, and compensation and benefits. JCP&L believes its cash from operations and available liquidity will be sufficient to meet its current working capital needs. See further discussion on cash from operations below.

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

FE Term Loan Facility

On April 28, 2026, FE entered into the $750 million FE Term Loan Facility with a maturity date of April 27, 2027, which was fully drawn upon execution. The FE Term Loan Facility contains covenants and other terms and conditions substantially similar to those applicable to FE under the Amended Credit Facilities, including the same requirement to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters. Proceeds were used to repay short-term borrowings outstanding under the Amended Credit Facilities.

FirstEnergy had $1,376 million and $325 million of outstanding short-term borrowings as of June 30, 2026, and December 31, 2025, respectively. FirstEnergy’s available liquidity as of July 27, 2026, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FE	October 2029	$1,000	$897
FET	October 2030	1,000	695
Ohio Companies	October 2029	800	453
FE PA	October 2029	950	949
JCP&L	October 2029	750	450
MP and PE	October 2029	400	369
ATSI, MAIT and TrAIL	October 2029	850	849
KATCo	October 2029	150	150
	Subtotal	$5,900	$4,812
Cash and cash equivalents		—	72
	Total	$5,900	$4,884

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of June 30, 2026:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Actual Debt-to-Total-Capitalization Ratio
	(In millions)
FE	N/A	$1,000	N/A(2)
ATSI(1)	$500	350	40.6%
CEI(1)	750	300	47.2%
FET	N/A	1,000	65.9%
FE PA(1)	1,250	950	48.2%
JCP&L(1)	1,500	750	41.7%
KATCo(1)	200	150	28.2%
MAIT(1)	400	350	38.8%
MP(1)	900	250	48.5%
OE(1)	500	300	51.0%
PE(1)	450	150	49.8%
TE(1)	300	200	54.5%
TrAIL(1)	400	150	39.6%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.
(2) FE is not required to maintain a debt-to-total-capitalization ratio under its credit facility. However, FE is required to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters. FE's consolidated interest coverage ratio as of June 30, 2026, was approximately 4.2 times.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Amended Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Amended Credit Facilities and against the applicable borrower’s borrowing sublimit. As of June 30, 2026, FirstEnergy had $210 million in outstanding LOCs, $63 million of which are issued under the Amended Credit Facilities.

Revolving Credit Facility	LOC Availability as of June 30, 2026	LOC Utilized as of June 30, 2026
	(In millions)
FE	$100	$3
FET	100	—
Ohio Companies	150	27
FE PA	200	1
JCP&L	100	—
MP and PE	100	31
ATSI, MAIT and TrAIL	200	1
KATCo	35	—

Each of the Amended Credit Facilities does not contain provisions that restrict the ability to borrow or accelerate payment of outstanding advances in the event of any change in credit ratings of the borrowers. Pricing is defined in “pricing grids,” whereby the cost of funds borrowed under the Amended Credit Facilities is related to the credit ratings of the company borrowing the funds. Additionally, borrowings under each of the credit facilities are subject to the usual and customary provisions for acceleration upon the occurrence of events of default, including a cross-default for other indebtedness in excess of $100 million.

As of June 30, 2026, FE was in compliance with its applicable consolidated interest coverage ratio and the Electric Companies, the Transmission Companies, and FET were each in compliance with their debt-to-total-capitalization ratio covenants under each of their Amended Credit Facilities.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2026	2025	2026	2025
For the Three Months Ended June 30,	4.35%	4.72%	4.09%	5.71%
For the Six Months Ended June 30,	4.29%	4.83%	4.03%	5.58%

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of July 27, 2026:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB+	Baa3	BBB	—	—	—	BBB	Baa3	BBB	S	P	S

Distribution:
CEI	BBB+	Baa3	BBB+	—	—	—	BBB+	Baa3	A-	S	S	P
OE	A-	A3	BBB+	A	A1	A	A-	A3	A-	S	S	P
TE	BBB+	Baa2	BBB+	A	A3	A	—	—	—	S	S	P
FE PA	A-	A3	A-	A	A1	—	A-	A3	A	S	S	S

Integrated:
JCP&L	BBB+	A3	A-	—	—	—	BBB+	A3	A	S	S	S
MP	BBB	Baa2	A-	A-	A3	A+	—	Baa2	—	P	S	S
AGC	BBB-	Baa2	A-	—	—	—	—	—	—	S	S	S
PE	BBB	Baa2	BBB+	A-	A3	A	—	—	—	P	S	S

Stand-Alone Transmission:
FET	A	Baa2	BBB+	—	—	—	A-	Baa2	BBB+	S	S	S
ATSI	A	A3	A	—	—	—	A	A3	A+	S	S	S
MAIT	A	A3	A	—	—	—	A	A3	A+	S	S	S
TrAIL	A	A3	A	—	—	—	A	A3	A+	S	S	S
KATCo	—	A3	A-	—	—	—	—	—	—	—	S	S
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

Debt capacity is subject to the consolidated interest coverage ratio in FE's credit facility. As of June 30, 2026, FirstEnergy could incur approximately $0.9 billion of incremental interest expense or incur a $2.2 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements of FE's credit facility.

As of June 30, 2026, JCP&L could incur approximately $6.1 billion of additional debt or incur an approximate $3.3 billion reduction to equity, as defined under the debt to capital covenant, and JCP&L would remain within the limitations of the financial covenant requirements of JCP&L's credit facility.

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

Changes in Cash Position

As of June 30, 2026, FirstEnergy had $63 million of cash and cash equivalents and $128 million of restricted cash as compared to $57 million of cash and cash equivalents and $42 million of restricted cash as of December 31, 2025, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Six Months Ended June 30,
(In millions)	2026	2025	Change

Net cash provided from operating activities	$1,137	$1,719	$(582)
Net cash used for investing activities	(2,828)	(2,414)	(414)
Net cash provided from financing activities	1,783	1,155	628
Net change in cash, cash equivalents, and restricted cash	92	460	(368)

Cash, cash equivalents, and restricted cash at beginning of period	99	154	(55)
Cash, cash equivalents, and restricted cash at end of period	$191	$614	$(423)

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

Net cash provided from operating activities was $1.1 billion in the first six months of 2026, as compared to net cash provided from operating activities of $1.7 billion in the first six months of 2025. The decrease in cash provided from operating activities in 2026, compared to the same period of 2025, is primarily due to:

•Restitution and refunds returned to Ohio customers resulting from the PUCO-approved settlement, which began to be provided to customers in February 2026;
•Higher storm restoration costs;
•Higher transmission and purchased power costs, primarily from the net impacts of the Winter Storm Fern weather event in the first quarter of 2026;
•Lower net transmission revenue collections based on the timing of formula rate collections; and
•Decreased working capital due to the timing of accounts payable and higher employee benefit payments in the first quarter of 2026, as compared to the same period in 2025.

The decrease in cash provided from operating activities was partially offset by:

•Receipt of New Jersey ZEC refunds, which will be returned to customers over the next 12 months;
•Higher return on regulated capital investment programs; and
•Temporary rate credits that were provided to JCP&L residential customers during the third quarter of 2025 that were recovered in the first quarter of 2026.

Cash Flows From Investing Activities

Net cash used for investing activities in the first six months of 2026 principally represented cash used for capital investments. The following table summarizes investing activities for the first six months of 2026 and 2025:

	For the Six Months Ended June 30,
Investing Activities	2026	2025	Change
	(In millions)
Capital investments:
Distribution Segment	$791	$560	$231
Integrated Segment	1,006	838	168
Stand-Alone Transmission Segment	750	749	1
Corporate / Other	53	86	(33)
Asset removal costs	222	167	55
Other	6	14	(8)
	$2,828	$2,414	$414

Net cash used for investing activities for the first six months of 2026 increased $414 million, compared to the same period of 2025, primarily due to higher capital investments.

Cash Flows From Financing Activities

In the first six months of 2026 and 2025, net cash provided from financing activities was $1,783 million and $1,155 million, respectively. The following table summarizes financing activities for the first six months of 2026 and 2025:

	For the Six Months Ended June 30,
Financing Activities	2026	2025	Change
	(In millions)

New Issues:
Unsecured convertible notes	$—	$2,500	$(2,500)
Senior unsecured notes	1,625	1,325	300
Senior secured notes	—	100	(100)
FMBs	300	200	100
Term Loan	150	—	150
	$2,075	$4,125	$(2,050)

Redemptions / Repayments:
Unsecured convertible notes	$(294)	$(1,206)	$912
Senior unsecured notes	(375)	(925)	550
Senior secured notes	(25)	(24)	(1)
	$(694)	$(2,155)	$1,461

Short-term borrowings, net	$1,051	$(150)	$1,201
Noncontrolling interest cash distributions	(50)	(49)	(1)
Common stock dividend payments	(526)	(502)	(24)
Debt issuance and redemption costs, and other	(73)	(114)	41
	$1,783	$1,155	$628

FirstEnergy and JCP&L had the following redemptions and issuances during the six months ended June 30, 2026:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE PA	Senior Unsecured	March, 2026	5.15%	2026	$300	Redeemed senior unsecured notes that became due.
ATSI	Senior Unsecured	April, 2026	4.00%	2026	$75	Redeemed senior unsecured notes that became due.
FE	Senior Unsecured Convertible Notes	May, 2026	4.00%	2026	$294	Redeemed senior unsecured convertible notes that became due.
Issuances
FE PA	Senior Unsecured	March, 2026	4.15%	2028	$300
Proceeds were used to: (i) refinance existing indebtedness, including the repayment of FE PA's 5.15% senior notes due 2026, and short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

FE PA	Senior Unsecured	March, 2026	4.55%	2031	$550
Proceeds were used to: (i) refinance existing indebtedness, including the repayment of FE PA's 5.15% senior notes due 2026, and short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

MAIT	Senior Unsecured	April, 2026	5.02%	2036	$250	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund other general corporate purposes.
ATSI	Senior Unsecured	April, 2026	5.19%	2033	$175
Proceeds were used to: (i) repay short-term borrowings, including short-term borrowings incurred to repay at maturity $75 million aggregate principal amount of ATSI's 4.00% senior unsecured notes due 2026; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

JCP&L	Senior Unsecured	May, 2026	4.60%	2030	$350	Proceeds were used to: (i) refinance existing indebtedness and short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.
MP	FMB	May, 2026	4.45%	2029	$300	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

PE Term Loan Facility

On June 16, 2026, PE entered into a $150 million PE Term Loan Facility, with a maturity date of September 16, 2027, which was fully drawn upon execution. The PE Term Loan Facility contains covenants and other terms and conditions substantially similar to those applicable to PE under the Amended Credit Facilities and includes a requirement to maintain a debt to capitalization ratio of no more than 0.65 to 1.00, measured as of the last day of each fiscal quarter. Proceeds were used to repay short-term borrowings, to finance capital expenditures, for working capital and for other general corporate purposes.

Borrowings under the PE Term Loan Facility that are Alternate Base Rate Loans (as defined in the PE Term Loan Facility) bear interest at a fluctuating interest rate per annum equal to the highest of: (i) the “prime rate” published by the Wall Street Journal from time to time, (ii) the sum of 1/2 of 1% per annum plus the federal funds rate in effect from time to time and (iii) the Term SOFR Rate for a one-month interest period plus 1%. Borrowings under the PE Term Loan Facility that are Term Benchmark Loans (as defined in the PE Term Loan Facility) bear interest at a fluctuating interest rate per annum equal to the sum of 0.70% per annum plus the Term SOFR Rate for such interest period. Borrowings under the PE Term Loan Facility that are RFR Loans (as defined in the PE Term Loan Facility) bear interest at a fluctuating interest rate per annum equal to the sum of 0.70% per annum plus Daily Simple SOFR.

Borrowings under the PE Term Loan Facility are subject to acceleration upon the occurrence of events of default, including a cross-default to other indebtedness of FE in excess of $100 million and defaults for certain bankruptcy or insolvency events of FE or its significant subsidiaries.

FE maintains an ordinary banking and investment banking relationship with the lender under the PE Term Loan Facility.

2026 Convertible Notes Issuance and Conversion:

On May 4, 2023, FE issued $1.5 billion aggregate principal amount of 2026 Convertible Notes, at a rate of 4.00% per year, payable semiannually in arrears on May 1 and November 1 of each year, beginning on November 1, 2023. The 2026 Convertible Notes were unsecured and unsubordinated obligations of FE, and were scheduled to mature on May 1, 2026, unless required to be converted or repurchased in accordance with their terms. Proceeds from the issuance were approximately $1.48 billion, net of issuance costs.

In June 2025, FE repurchased approximately $1.2 billion aggregate principal amount of the 2026 Convertible Notes, using a portion of the proceeds from the offering of the 2029 Convertible Notes and 2031 Convertible Notes described below.

On May 1, 2026, FE paid approximately $325 million in cash to satisfy and settle the then-outstanding 2026 Convertible Notes, consisting of $294 million in aggregate principal amount, $6 million of accrued and unpaid interest, and approximately $25 million, representing the conversion premium paid in excess of the aggregate principal amount.

2029 Convertible Notes and 2031 Convertible Notes Issuance

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

JCP&L Senior Notes and Registration Rights

On September 4, 2025, JCP&L issued: (i) $350 million of senior unsecured notes due in 2029; (ii) $500 million of senior unsecured notes due in 2031; and (iii) $500 million of senior unsecured notes due in 2036, in a private offering that included registration rights agreements in which JCP&L agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act. On April 9, 2026, JCP&L filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on April 23, 2026. On June 15, 2026, JCP&L completed an exchange offer of these senior notes for like principal amounts registered under the Securities Act.

In May 2026, JCP&L issued $350 million of new 4.60% Senior Unsecured Notes due in 2030 in a private offering that included a registration rights agreement in which JCP&L agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days after the closing. Proceeds were used to repay short-term borrowings, to finance capital expenditures, for working capital and for other general corporate purposes. On June 25, 2026, JCP&L filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on July 14, 2026, and an exchange offer was launched on July 16, 2026.

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

Shelf Registration Statement

On May 29, 2026, FE filed a shelf registration statement on Form S-3 registering up to $3 billion in aggregate amount of securities, which was declared effective by the SEC on June 8, 2026.

FIRSTENERGY - GUARANTEES AND OTHER ASSURANCES

FirstEnergy has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. FirstEnergy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. As of June 30, 2026, outstanding guarantees and other assurances aggregated approximately $1.1 billion, consisting of parent guarantees on behalf of its consolidated subsidiaries ($591 million) and other assurances of ($460 million).

In 2025, FET, DominionHV and Transource entered into an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of June 30, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million.

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

As of June 30, 2026, $210 million of collateral, in the form of LOCs, has been posted by FE or its subsidiaries. FE or its subsidiaries are holding $42 million of net cash collateral as of June 30, 2026, from certain generation suppliers, and such amount is included in “Other current liabilities” on FirstEnergy’s Consolidated Balance Sheets.

These credit-risk-related contingent features stipulate that if any such subsidiary were downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2026:

Potential Collateral Obligations	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$70	$1	$71
Surety bonds (collateralized amount)(1)	113	131	244
Total Exposure from Contractual Obligations	$183	$132	$315
(1) Surety bonds are not tied to a credit rating. Surety bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $20 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.
JCP&L - GUARANTEES AND OTHER ASSURANCES
JCP&L has various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include stand-by LOCs and surety bonds. JCP&L enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments JCP&L could be required to make under these guarantees as of June 30, 2026, was $50 million.

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

JCP&L has posted $30 million of collateral in the form of LOCs as of June 30, 2026. JCP&L is holding $1 million of net cash collateral as of June 30, 2026, from certain generation suppliers, and such amount is included in "Other current liabilities" on JCP&L's Balance Sheets.

These credit-risk-related contingent features stipulate that if JCP&L were to be downgraded or lose its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following table discloses the potential additional credit rating contingent contractual collateral obligations as of June 30, 2026:

Potential Collateral Obligations	JCP&L
(In millions)
Contractual obligations for additional collateral
Upon downgrade	$70
Surety bonds (collateralized amount)(1)	20
Total Exposure from Contractual Obligations	$90
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

The valuation of derivative contracts is based on observable market information. As of June 30, 2026, FirstEnergy has a net asset of $17 million in non-hedge derivative contracts that are related to FTRs at certain of the Electric Companies. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of June 30, 2026, the FirstEnergy pension plan assets were allocated approximately as follows: 34% in equity securities, 20% in fixed income securities, 5% in alternatives, 8% in real estate, 22% in private debt/equity, 9% in derivatives and 2% in cash and short-term securities. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which, based on various assumptions, including an expected rate of return on assets of 8.0% for 2026, is expected to be approximately $250 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. JCP&L is not expected to make a contribution to the pension plan.

As of June 30, 2026, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 61% in equity securities, 36% in fixed income securities and 3% in cash and short-term securities.

In the six months ended June 30, 2026, FirstEnergy’s pension plan assets have gained approximately 2.1% as compared to an annual expected return on plan assets of 8%. In the six months ended June 30, 2026, FirstEnergy’s qualified OPEB plan assets have gained approximately 8.7% as compared to an annual expected return on plan assets of 7%. FirstEnergy determines the annual expected return on plan asset assumption based on historical asset performance, target asset allocations and other economic indicators, including current market conditions and forward-looking capital market expectations, among other factors. FirstEnergy periodically evaluates target asset allocations to support long-term funding and volatility mitigation objectives, which could impact future expected return on plan asset assumptions.

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

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of June 30, 2026, the spot rate was 5.75% and 5.59% for pension and OPEB obligations, respectively, as compared to 5.59% and 5.37% as of December 31, 2025, respectively.

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

On July 4, 2025, President Trump signed into law the OBBBA, which makes permanent certain corporate tax incentives from the TCJA but which are not expected to materially impact FirstEnergy. The OBBBA also accelerates the phase out of tax credits for wind and solar projects and, accordingly, FirstEnergy is evaluating potential impacts those tax credit provisions and related IRS guidance may have on the proposed construction of solar generation facilities in West Virginia, as discussed in Note 9., “Regulatory Matters,” of the Combined Notes to Financial Statements of the Registrants.

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

The EmPOWER Maryland program, following passage of the Climate Solutions Now Act of 2022, required annual incremental energy efficiency targets of 2% per year from 2022 through 2024, 2.25% per year in 2025 and 2026, and 2.5% per year in 2027 and thereafter. However, the GHG emission reduction targets for electric companies were amended by the Utility RELIEF Act, which temporarily lowered said targets from 2.5% per year to 1.75% for each year for the 2027-2029 program cycle, 2% for each year for the 2030-2032 program cycle, and 2.25% for each year for the 2033-2035 program cycle. On August 1, 2023, PE filed its proposed plan for the 2024-2026 cycle as required by the MDPSC and later, at the direction of the MDPSC, PE submitted three scenarios with projected costs over a three-year cycle of $311 million, $354 million, and $510 million, respectively. On December 29, 2023, the MDPSC issued an order approving the $311 million scenario for most programs, with some modifications. On August 15, 2024, PE filed a revised plan for the remainder of the 2024-2026 cycle to comply with refined GHG reduction targets with a total budget of $314 million, which the MDPSC approved on December 27, 2024. PE previously recovered EmPOWER Maryland program costs with carrying costs on unamortized balances through an annually reconciled surcharge, with certain costs subject to recovery over a five-year amortization period. Consistent with an MDPSC order dated December 29, 2022, phasing out the unamortized balances of EmPOWER Maryland investments, PE is required to expense 100% of its EmPOWER Maryland program costs in 2026 and beyond. All previously unamortized costs for prior cycles are to be collected by the end of 2030, consistent with the 2024-2026 order issued on December 29, 2023. Lost distribution revenue attributable to energy efficiency or demand reduction is recovered only through base rates. Legislation that took effect on July 1, 2024, was estimated to reduce the carrying costs on the EmPOWER Maryland unamortized balances for PE by a total of $25 to $30 million over the period of 2024-2030. On July 31, 2024, the MDPSC issued an order implementing revised EmPOWER Maryland surcharge rates for PE in accordance with the new law, denying PE’s request for a hearing that sought to challenge certain portions of the law. On August 30, 2024, PE filed a petition seeking judicial review of its challenge to the law in the Circuit Court for Washington County, Maryland. On August 6, 2025, the Circuit Court for Washington County, Maryland issued an order granting PE’s petition, finding that the legislature may not change terms to apply retroactively to monies already expended. MDPSC and the Maryland Office of People’s Counsel have each appealed the decision. On November 14, 2025, the Appellate Court of Maryland issued an order denying the unopposed motion of the Attorney General of Maryland to intervene without prejudice to the ability to file an amicus curiae brief, which the Attorney General filed on December 30, 2025. PE's response brief was filed on January 21, 2026.

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

In 2021, JCP&L, in connection with Mid-Atlantic Offshore Development, LLC, a transmission company jointly owned by Shell New Energies US LLC and EDF Renewables North America, proposed transmission upgrades to connect offshore wind-generated electricity to the New Jersey power grid. The NJBPU approved portions of the proposal on October 26, 2022, authorizing approximately $723 million of transmission investments and providing JCP&L the option to acquire up to a 20% equity interest in Mid-Atlantic Offshore Development, LLC. On August 22, 2023, FERC approved an abandonment incentive that allowed recovery of certain prudently incurred project costs if the project were cancelled for reasons beyond JCP&L’s control.

Beginning in late 2023, major offshore wind developments in New Jersey were cancelled or abandoned. In response to these developments, JCP&L sought guidance from the NJBPU in 2025 regarding project scheduling while continuing to meet its contractual obligations. In August 2025, the NJBPU directed JCP&L to defer certain transmission investments for approximately 2.5 years and directed JCP&L to work with NJBPU staff and PJM to ensure alignment as to the work that is to be continued on the original timeline and the work that is to be delayed consistent with the order. Capital investments in the transmission projects totaled approximately $200 million as of June 30, 2026.

On April 22, 2026, the NJBPU issued an order finding that, among other things, continued investment in certain of the transmission infrastructure to connect off-shore wind generated electricity to the grid is not in the best interest of the state or its ratepayers. In the order, the NJBPU authorized execution of an agreement with PJM to terminate the identified transmission projects, which it filed at FERC on April 23, 2026. The agreement included provisions to the effect that New Jersey’s ratepayers will remain responsible for JCP&L’s prudently incurred costs for the affected projects and a request for approval by June 23, 2026. On May 14, 2026, JCP&L filed supportive comments at FERC. On June 22, 2026, FERC accepted the termination agreement. On July 2, 2026, PJM notified JCP&L that PJM had terminated the agreements that obligated JCP&L to construct the identified projects. JCP&L expects to file an application for FERC authorization to recover the abandoned project costs.

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that included JCP&L, NJBPU staff and New Jersey Division of Rate Counsel, pursuant to which, among other things, JCP&L agreed to apply a temporary rate credit of $30.00 to each residential electric customer’s monthly bill in July and August 2025 that would be deferred in a regulatory asset and recovered with a charge of $10 applied to each residential bill from September 2025 through February 2026 to recover the amounts deferred, without carry charges, subject to a final reconciliation. As of June 30, 2026, JCP&L has fully recovered the regulatory asset associated with the temporary rate credits.

On August 13, 2025, the NJBPU issued an Order to Show Cause reviewing JCP&L’s 2024 Annual System Performance Report, which includes information regarding JCP&L’s systems level of electric service reliability performance during the prior calendar year. Failure to attain NJBPU’s minimum reliability levels may subject JCP&L to a penalty. The NJBPU order alleges JCP&L has failed to achieve minimum reliability levels for calendar years 2022, 2023, and 2024, and directed JCP&L to file an answer demonstrating why the NJBPU should not impose certain penalties upon JCP&L for such failure, which JCP&L filed on October 10, 2025. On April 13, 2026, NJBPU staff issued a letter to JCP&L stating its intention to recommend that the NJBPU impose a penalty against JCP&L in the amount of $44 million, while also requesting a meeting with JCP&L to discuss the potential penalty recommendation and a possible resolution. On April 16, 2026, JCP&L responded in writing to the NJBPU staff welcoming the opportunity to discuss with NJBPU staff and disputing the magnitude of the recommended penalty and questioning the approach taken by NJBPU staff. JCP&L is engaged in settlement discussions with the parties and had a meeting with the NJBPU staff on July 17, 2026. JCP&L believes it is probable that it will incur a loss, but based on the status of the settlement discussions is unable to estimate the amount of any penalty and/or predict other actions that may be imposed by the NJBPU.

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

On May 21, 2026, the NJBPU issued an order concluding that certain nuclear generating units participating in the state’s ZEC program received duplicate compensation during 2024, and directed the owners of the affected generating units to refund the duplicate payments, with applicable interest, to the affected EDCs, including JCP&L. The order further directed that the refunded amounts be returned to customers through reinstated ZEC tariffs beginning June 1, 2026. On May 26, 2026, JCP&L received payment in the amount of $82 million. Also on May 26, 2026, JCP&L made the requisite compliance filing with the NJBPU requesting restoration of its ZEC tariff effective June 1, 2026, and began issuing customer refunds. Refunds are expected to continue through May 31, 2027, or until such time as the refunded balance is exhausted. As of June 30, 2026, JCP&L's regulatory liability associated with these amounts to be refunded to customers was approximately $80 million.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. The Ohio Companies filed an application for rehearing challenging various aspects of the May 15, 2024, order, but due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Ohio Supreme Court granted the Ohio Companies’ motion to intervene in the appeal. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the PUCO and the Ohio Companies, filed their briefs on August 26, 2025, to which OCC and NOAC replied on September 15, 2025.

On January 31, 2025, the Ohio Companies filed an application with the PUCO for ESP VI. On May 15, 2025, the Ohio Governor signed HB 15, which repealed the statute authorizing ESPs in Ohio, effective August 14, 2025. On December 17, 2025, the PUCO dismissed the Ohio Companies’ application for ESP VI due to the repeal of the ESP statute.

On March 14, 2025, as directed by the PUCO in its December 18, 2024, order approving the Ohio Companies’ revised ESP IV tariffs, the Ohio Companies filed with the PUCO a request to commence their statutorily required quadrennial review of ESP IV and establish a proposed schedule. On July 10, 2025, the Ohio Companies withdrew the request for the PUCO to establish a procedural schedule following the May 15, 2025, signing by the Ohio Governor of HB 15 ending the statutory mandate to conduct the quadrennial review, effective August 14, 2025. The OCC filed its response to the Ohio Companies’ notice of withdrawal on July 25, 2025, to which the Ohio Companies replied on August 1, 2025. The matter remains pending before the PUCO.

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. On November 19, 2025, the PUCO issued an order in the rate case lifting the rate freeze and approving a net increase in base distribution revenues of the Ohio Companies of approximately $34 million, with a return on equity of 9.63% and a hypothetical capital structure of 48.8% debt and 51.2% equity for all three Ohio Companies, which reflects a roll-in of current riders such as DCR and AMI. The PUCO authorized continuance of Rider DCR with a cap increase commensurate with capital investments through January 31, 2025, and approved the Ohio Companies’ proposal to change pension and OPEB recovery to the delayed recognition method. Additionally, the order authorizes recovery of certain deferred costs for storm restoration, operations and maintenance, and energy efficiency programs. As a result of the order, the Ohio Companies recognized a $352 million pre-tax impairment charge related to future recovery disallowances of certain previously capitalized amounts. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025, base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On February 18, 2026, the PUCO issued an entry on rehearing, which extended the amortization period for recovery of deferred storm restoration costs from five years to twenty-five years, subject to prudency review, and clarified the amount of the authorized increase in Rider DCR revenue caps is $14 million, subject to the Ohio Companies meeting reliability standards. With these adjustments, the rate case’s outcome is a net decrease in base distribution revenues of the Ohio Companies of approximately $5 million. The entry further ordered the Ohio Companies to file revised final tariffs and approved the Ohio Companies’ compliance tariffs, effective March 1, 2026. On March 20, 2026, the Ohio Companies and certain other parties filed with the PUCO second applications for rehearing of the February 18, 2026, entry on rehearing. On April 14, 2026, the PUCO issued an entry on rehearing denying all applications for rehearing. On May 14, 2026, Retail Energy Supply Association and IGS Energy Supply, LLC jointly filed with the PUCO a request for clarification and application for rehearing, to which the OCC and the Ohio Companies responded on May 26, 2026. On June 10, 2026, the PUCO issued its Fourth Entry on Rehearing, denying the application for rehearing. Following the PUCO’s final decision, parties have a 60-day window to appeal to the Supreme Court of Ohio.

On May 16, 2022, May 15, 2023, and May 15, 2024, the Ohio Companies filed their SEET applications for determination of the existence of significantly excessive earnings under ESP IV for calendar years 2021, 2022, and 2023, respectively. On May 15, 2025, the Ohio Companies filed their SEET application for determination of the existence of significantly excessive earnings under ESPs IV and V for calendar year 2024. Each application demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings. On May 11, 2026, the Attorney Examiner issued an entry consolidating the SEET proceedings for calendar years 2021 through 2024. On July 21, 2026, the Ohio Companies and the PUCO staff entered into a settlement, unopposed by OCC, stipulating that the Ohio Companies did not have significantly excessive earnings in 2021, 2022, 2023 or 2024. An evidentiary hearing has been scheduled for August 11, 2026.

On January 7, 2026, the PUCO issued an order, which directed the Ohio Companies to pay their customers, among other things, restitution and refunds totaling approximately $275 million ($213 million after-tax), which was recognized in the fourth quarter of 2025. The restitution and refunds are being provided to customers over three billing cycles, which began in February 2026. As of June 30, 2026, the Ohio Companies have issued approximately $266 million in restitution and refunds.

On May 22, 2026, the Ohio Companies filed with the PUCO a three-year rate plan, requesting approval of three consecutive, annual test periods that begin July 1, 2027 and end June 30, 2030. The application proposes a net increase in the Ohio Companies’ base distribution revenues of approximately $254 million in the first year, approximately $59 million in the second year, and approximately $80 million in the third year, with a return on equity of 10.2% and a capital structure of approximately 47% debt and approximately 53% equity for all three Ohio Companies. On June 12, 2026, PUCO staff issued a deficiency letter requesting additional supplementation in certain areas, which the Ohio Companies provided on June 22, 2026. On July 1, 2026, an administrative law judge deemed the application complete and set a procedural schedule. Evidentiary hearings are set to begin March 1, 2027.

See below for additional details on the ongoing government investigations and ongoing litigation surrounding HB 6.

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

Pursuant to Pennsylvania Act 129 of 2008 and PPUC orders, the Pennsylvania Companies implemented energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.9% MW for ME, 3.3% MW for PN, 2.0% MW for Penn, and 2.5% MW for WP; and energy consumption reduction targets, as a percentage of the Pennsylvania Companies’ historic 2009 to 2010 reference load at 3.1% MWh for ME, 3.0% MWh for PN, 2.7% MWh for Penn, and 2.4% MWh for WP. The fourth phase of FE PA’s energy efficiency and peak demand reduction program, which runs for the five-year period beginning June 1, 2021, through May 31, 2026, was approved by the PPUC on June 18, 2020, providing cost recovery of approximately $390 million to be recovered through Energy Efficiency and Conservation Phase IV Riders for each FE PA rate district.

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

On February 3, 2026, FE PA filed a proposed DSP for provision of generation for the June 1, 2027 through May 31, 2031 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. Under this DSP, supply would be provided through a mix of 12, 24, and in the case of residential customers, 60-month energy contracts, as well as spot market purchases for industrial customers. A hearing was held on June 15, 2026. FE PA reached a comprehensive settlement with certain parties and was filed with the PPUC on July 2, 2026. A final order is expected from the PPUC in the fourth quarter of 2026.

WEST VIRGINIA

MP and PE provide electric service to all customers through traditional cost-based, regulated utility ratemaking and operate under WVPSC-approved rates that became effective March 27, 2024, and, for applicable customers, a WVPSC-approved solar surcharge that was most recently adjusted effective January 15, 2026. MP and PE recover net power supply costs, including fuel costs, purchased power costs and related expenses, net of related market sales revenue through the ENEC. MP’s and PE’s

ENEC rate is typically updated annually and MP and PE filed their ENEC filing on August 29, 2025, for rates effective January 1, 2026. During the first quarter of 2026, MP and PE incurred significant PJM charges during the Winter Storm Fern weather event totaling $145 million, which were deferred for future recovery as part of the ENEC.

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

On August 29, 2025, MP and PE filed with the WVPSC their biennial review of their vegetation management program and surcharge. MP and PE have proposed an approximate $3.2 million decrease in the surcharge rates due to an over-recovery balance as of June 30, 2025, and higher costs for fuel and reagents. The WVPSC held a hearing regarding rate matters on December 15, 2025. The WVPSC issued an order on March 26, 2026, approving the MP and PE vegetation management program and granting rate recovery for its costs.

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031. On May 6, 2026, an evidentiary hearing was held.

On February 13, 2026, MP and PE filed a CPCN to construct and operate the 1,200 MW combined cycle gas turbine plant, that will be known as Maidsville Energy Center, and the 70 MWs of solar generation capacity, each referenced in their integrated resource plan above, for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as to transition to recovery in base rates once the projects are placed in-service and approved through a base rate case. Evidentiary hearings were held on July 16 and 17, 2026. A final order is expected from the WVPSC in the second half of 2026.

On May 15, 2026, MP and PE filed a base rate proceeding proposing an increase in electric rates of $188.4 million, an approximate 10.6% increase in total revenues. The filing includes a base rate increase of $174.6 million and a proposed reliability program and surcharge of $13.8 million. As an alternative, MP and PE requested a phased approach of two increases of $37.9 million effective August 1, 2026, and $37.6 million effective June 1, 2027, with a commitment to abstain from filing another base rate case until April 1, 2028. On June 11, 2026, the WVPSC staff filed a motion to dismiss, which the WVPSC denied on July 2, 2026. The WVPSC held a hearing on the alternative two-phase approach on July 9, 2026. An order is expected from the WVPSC by the end of July 2026. If approved as proposed, new rates associated with the first phase would become effective in August 2026.

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

FERC regulates the sale of power for resale in interstate commerce in part by granting authority to public utilities to sell wholesale power at market-based rates upon showing that the seller cannot exert market power in generation or transmission or erect barriers to entry into markets. The Electric Companies and AE Supply each have the necessary authorization from FERC to sell their wholesale power, if any, in interstate commerce at market-based rates, although, in the case of the Electric Companies, major wholesale purchases remain subject to review and regulation by the relevant state commissions. The Electric Companies and AE Supply are required to renew their respective authorizations every three years, and on December 16, 2025, the companies filed applications for the next renewal period.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contends that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income and Comprehensive Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025, and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings. On June 25, 2026, FERC issued an order on remand directing ATSI to submit a compliance filing within 30 days to remove the RTO incentive and make refunds with interest within 30 days for the period beginning February 24, 2022, through the date of the refund. On July 22, 2026, FERC approved ATSI’s subsequent request to defer the deadline to issue refunds until February 28, 2027, in order to accommodate the PJM and MISO processes for processing refunds as directed by FERC’s order. On July 27, 2026, ATSI submitted to FERC a filing to amend its formula rate to remove on a going-forward basis 50 basis points of authorized earnings in compliance with FERC’s orders. As of June 30, 2026, ATSI’s estimated refund obligation, including interest, totaled approximately $79 million, which is recorded in “Regulatory liabilities” on FirstEnergy’s Consolidated Balance Sheets.

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

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome, which FERC denied on February 2, 2026. The complainants asserted that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid; and (ii) would be constructed with different routing than originally proposed. On February 2, 2026, FERC denied the complaint and on April 3, 2026, FERC denied the rehearing request filed by the complainants on March 4, 2026. On June 22, 2026, FERC affirmed its February 2, 2026, order denying the complaint. FirstEnergy and PE are unable to predict the outcome or estimate the impact that this complaint may have.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 RTEP Open Window 1 process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

PJM Capacity Market Reforms

On January 16, 2026, the Trump administration and the governors of all thirteen PJM states released a Statement of Principles Regarding PJM. This Statement of Principles is designed to, among other things, increase capacity available in the PJM market. PJM sought input from its stakeholders on matters related to the Statement of Principles, including: (i) proposals for a backstop capacity auction, price (cap), term, and quantity; (ii) on whether to extend the existing capacity auction price collar; and (iii) accelerating large load interconnections bringing their own generation. On July 27, 2026, the PJM Board of Managers announced its plans to procure up to 6,800 MW of capacity resources; the costs of which will be allocated to load-serving entities. PJM is expected to file its proposal with FERC on July 31, 2026, and, subject to FERC approval, to conduct the procurement in the fourth quarter of 2026. FirstEnergy is continuing to participate in the PJM stakeholder processes and will participate in the FERC proceedings.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including AI data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025, as the deadline for initial comments and December 5, 2025, as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments. On June 18, 2026, FERC established a “show cause” proceeding for PJM and the PJM transmission owners, while also establishing similar dockets for each of the other RTOs and ISOs and their respective transmission owners. FERC is using the “show cause” proceeding as a means for the affected transmission owners to submit tariff revisions to address the requirements needed to interconnect and serve customers seeking transmission service on behalf of large loads. PJM and the PJM transmission owners are required to submit an initial compliance filing with FERC by August 17, 2026, unless PJM and the PJM transmission owners notify FERC by August 3, 2026, that they plan to implement FERC’s directives by means of tariff amendments pursuant to FPA Section 205, in which case the compliance filing is due on November 16, 2026. FirstEnergy is unable to predict the outcome of this proceeding.

Utility RELIEF Act and Related FERC Complaint

The Utility RELIEF Act, which became effective July 1, 2026, requires all transmission utilities within Maryland to participate as members in an RTO. On July 2, 2026, the Maryland Energy Administration, MDOPC, and MDPSC filed a complaint at FERC against PE, Valley Link Maryland, and all other Maryland transmission owners. The complaint seeks a FERC order directing the Maryland transmission owners to remove the RTO 50 bps ROE adder incentive from each of their transmission rates. The Maryland Energy Administration, MDOPC, and MDPSC seek to apply FERC’s rulings that remove the RTO incentive from transmission rates when state laws require RTO participation. The complaint requested that any RTO incentive adders collected after July 1, 2026, be refunded. The deadline for responding to the complaint is August 5, 2026.

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

On March 12, 2025, the EPA announced its intent to reevaluate or reconsider numerous environmental regulations, many of which apply to the Registrants. The final outcome of this initiative remains unknown, but regular required rulemaking processes and procedures still apply, and, as anticipated, litigation has occurred. The disclosures herein do not attempt to discern potential impacts of these deregulatory actions until and unless formal rulemaking or other regulatory actions are announced and the potential impacts to operations can be discerned.

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

Also in March 2018, the State of New York filed a CAA Section 126 petition with the EPA alleging that NOx emissions from nine states (including West Virginia) significantly contribute to New York’s inability to attain the ozone NAAQS. The petition sought suitable emission rate limits for large stationary sources that are allegedly affecting New York’s air quality within the three years allowed by CAA Section 126. On September 20, 2019, the EPA denied New York’s CAA Section 126 petition. On October 29, 2019, the State of New York appealed the denial of its petition to the D.C. Circuit. On July 14, 2020, the D.C. Circuit reversed and remanded the New York petition to the EPA for further consideration. On March 15, 2021, the EPA issued a revised CSAPR Update that addressed, among other things, the remands of the prior CSAPR Update and the New York Section 126 petition. In December 2021, MP purchased NOx emissions allowances to comply with 2021 ozone season requirements. On April 6, 2022, the EPA published proposed rules seeking to impose further significant reductions in EGU NOx emissions in 25 upwind states, including West Virginia, with the stated purpose of allowing downwind states to attain or maintain compliance with the 2015 ozone NAAQS. On February 13, 2023, the EPA disapproved 21 SIPs, which was a prerequisite for the EPA to issue a final Good Neighbor Plan or FIP. On June 5, 2023, the EPA issued the final Good Neighbor Plan with an effective date 60 days thereafter. Certain states, including West Virginia, have appealed the disapprovals of their respective SIPs, and some of those states have obtained stays of those disapprovals precluding the Good Neighbor Plan from taking effect in those states. On August 10, 2023, the 4th Circuit granted West Virginia an interim stay of the disapproval of its SIP and on January 10, 2024, after a hearing held on October 27, 2023, granted a full stay which precludes the Good Neighbor Plan from going into effect in West Virginia. In addition to West Virginia, certain other states, and certain trade organizations, including the Midwest Ozone Group of which FE is a member, separately filed petitions for review and motions to stay the Good Neighbor Plan itself at the D.C. Circuit. On September 25, 2023, the D.C. Circuit denied the motions to stay the Good Neighbor Plan. On October 13, 2023, the aggrieved parties filed an Emergency Application for an Immediate Stay of the Good Neighbor Plan with the Supreme Court of the U.S. Oral argument was heard on February 21, 2024. On June 27, 2024, the Supreme Court of the U.S. granted a stay of the Good Neighbor Plan pending disposition of the petition for review in the D.C. Circuit. On February 6, 2025, the EPA filed a motion at the D.C. Circuit to hold the proceedings in abeyance for 60 days to allow the EPA time to familiarize itself with the Good Neighbor Plan and in particular, time to brief the new administration about these consolidated petitions and the underlying Rule to allow the EPA to decide what action, if any, is necessary. On March 10, 2025, the EPA filed a motion for remand with the D.C. Circuit identifying issues with the Good Neighbor Plan that make reconsideration appropriate. The D.C. Circuit granted the motion for remand and cancelled oral argument. Consistent with its March 12, 2025, announcement, the EPA intends to undertake reconsideration of the rule and complete any new rulemaking by the fourth quarter of 2026. On January 27, 2026, the EPA proposed phase 1 of its reconsideration of the rule applicable to eight states outside of FirstEnergy’s service area. FirstEnergy will continue to monitor any further actions by the EPA for any potential impact to its business and results of operations.

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

In January 2025, Executive Order 14514 was issued and, among other deregulatory actions, directed the EPA Administrator to make recommendations on the “legality and continuing applicability” of the EPA’s 2009 Endangerment Finding, which forms the basis for the EPA's GHG regulations. On March 12, 2025, the EPA announced a series of planned deregulatory actions that it would be taking related to such executive order, including reconsideration of the regulations to limit power plant GHG emissions. On July 29, 2025, the EPA announced a proposal to rescind its 2009 Endangerment Finding. On February 12, 2026, the EPA issued a final rule rescinding its 2009 Endangerment Finding, thereby eliminating the basis for much of the EPA’s regulation of GHG emissions. On February 18, 2026, the first of several petitions for review were filed at the D.C. Circuit challenging the rescission by the EPA. Depending on the outcome of these appeals and any future EPA actions, compliance with the GHG emissions limits could require additional capital expenditures or changes in operation at the Fort Martin and Harrison power stations.

On May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. On April 25, 2024, the EPA issued a final rule, which we refer to as the GHG rule, that imposed stringent GHG emissions limitations on power plants based on fuel type and unit retirement date. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which include MP as a member, filed petitions for review of the GHG rule in the D.C. Circuit. The D.C. Circuit subsequently granted a motion from the EPA placing the litigation in abeyance until further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal the GHG rule. This proposal to repeal the GHG rule remains under active consideration by the EPA. If and when finalized, the EPA’s repeal of the GHG rule is expected to be challenged in federal court. Although FirstEnergy continues to evaluate the impact of federal GHG regulations on its operations, it cannot predict the outcome of any regulatory actions or the result of potential litigation challenging any of these actions.

At the state level, there are several initiatives to reduce GHG emissions. Certain northeastern states are participating in the RGGI and western states, including California, have implemented programs to control emissions of certain GHGs and enhance public disclosures relating to the same. Additional policies reducing GHG emissions, such as demand reduction programs, renewable portfolio standards and renewable subsidies have been implemented across the nation.

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

FirstEnergy continues to monitor climate change policies at both the federal and state level. Based on the EPA’s final rule rescinding the 2009 Endangerment Finding and other anticipated rulemaking, we may experience a reduction in GHG reporting and other regulatory obligations at the federal level over the near term. Multiple lawsuits opposing the EPA’s rescission were filed after it was finalized and the legal conflict is expected to be extensive. In light of the pending legal challenges, FirstEnergy is unable to predict the impact on its business and operations.

Clean Water Act

Various water quality regulations, the majority of which are the result of the federal Clean Water Act and its amendments, apply to FirstEnergy’s facilities. In addition, the states in which FirstEnergy operates have water quality standards applicable to FirstEnergy’s operations.

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits were renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025, for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired electric generation facilities that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Group filed a motion to stay the rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions and motions for stay have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. On October 10, 2024, the U.S. Court of Appeals for the Eighth Circuit denied the motions for stay. Depending on the outcome of appeals and the EPA’s review, compliance with the 2024 ELG rule could require additional capital expenditures or changes in operation at closed and active landfills, and at the Ft. Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. On February 19, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the U.S. Court of Appeals for the Eighth Circuit, seeking to hold the litigation in abeyance for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 28, 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA’s motion. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the 2024 ELG rule. On December 31, 2025, the EPA published a final ELG Deadline Extensions Rule extending certain compliance deadlines included in the 2024 ELG Rule by five years.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generation facilities. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. As of June 30, 2026, AE Supply has made cumulative cash payments of $68 million to the escrow account since the transfer in 2025.

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

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of June 30, 2026, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $92 million ($74 million at JCP&L) have been accrued through June 30, 2026, of which approximately $66 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

On July 21, 2021, FE entered into a three-year DPA with the U.S. Attorney’s Office that, subject to court proceedings, resolves this matter as to FE. Under the DPA, FE agreed to the filing of a criminal information charging FE with one count of conspiracy to commit honest services wire fraud. The DPA required that FirstEnergy, among other obligations: (i) continue to cooperate with the U.S. Attorney’s Office in all matters relating to the conduct described in the DPA and other conduct under investigation by the U.S. government; (ii) pay a criminal monetary penalty totaling $230 million within sixty days, consisting of (x) $115 million paid by FE to the U.S. Treasury and (y) $115 million paid by FE to the ODSA to fund certain assistance programs, as determined by the ODSA, for the benefit of low-income Ohio electric utility customers; (iii) publish a list of all payments made in 2021 to either 501(c)(4) entities or to entities known by FirstEnergy to be operating for the benefit of a public official, either directly or indirectly, and update the same on a quarterly basis during the term of the DPA; (iv) issue a public statement, as dictated in the DPA, regarding FE’s use of 501(c)(4) entities; and (v) continue to implement and review its compliance and ethics program, internal controls, policies and procedures designed, implemented and enforced to prevent and detect violations of U.S. laws throughout its operations, and to take certain related remedial measures. The $230 million payment will neither be recovered in rates nor charged to FirstEnergy customers, nor will FirstEnergy seek any tax deduction related to such payment. The entire amount of the monetary penalty was recognized as an expense in the second quarter of 2021 and paid in the third quarter of 2021. As of July 22, 2024, FirstEnergy had successfully completed the obligations required within the three-year term of the DPA. Under the DPA, FirstEnergy has an obligation to continue: (i) publishing quarterly a list of all payments to 501(c)(4) entities and all payments to entities known by FirstEnergy operating for the benefit of a public official, either directly or indirectly; (ii) not making any statements that contradict the DPA; (iii) notifying the U.S. Attorney’s Office of any changes in FirstEnergy’s corporate form; and (iv) cooperating with the U.S. Attorney’s Office until the conclusion of any related investigation, criminal prosecution, and civil proceeding brought by the U.S. Attorney’s Office, including the aforementioned federal indictment against two former FirstEnergy senior officers. Within 30 days of those matters concluding, and FirstEnergy’s successful completion of its remaining obligations, the U.S. Attorney’s Office will dismiss the criminal information. On February 26, 2025, the U.S. Attorney’s Office filed a status report confirming these commitments.

Legal Proceedings Relating to U.S. v. Larry Householder, et al.

Certain FE stockholders and FirstEnergy customers also filed several lawsuits against FirstEnergy and certain current and former directors, officers and other employees, and the complaints in each of these suits are related to allegations in the complaint and supporting affidavit relating to HB 6 and the now former Ohio House Speaker Larry Householder and other individuals and entities allegedly affiliated with Mr. Householder. The plaintiffs in each of the below cases seek, among other things, to recover an unspecified amount of damages (unless otherwise noted).

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020, and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017, and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by making alleged misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11,

12(a)(2) and 15 of the Securities Act as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the Sixth Circuit seeking to appeal that order. On August 13, 2025, the Sixth Circuit vacated the S.D. Ohio’s order granting class certification. On November 6, 2025, the S.D. Ohio held oral argument to further consider class certification in light of the Sixth Circuit’s decision. On April 30, 2026, the S.D. Ohio issued an order recertifying plaintiffs’ proposed class. FE filed a petition in the Sixth Circuit to appeal that order on May 14, 2026. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

•MFS Series Trust I, et al. v. FirstEnergy Corp., et al. and Brighthouse Funds II – MFS Value Portfolio, et al. v. FirstEnergy Corp., et al. (S.D. Ohio); on December 17, 2021, and February 21, 2022, purported stockholders of FE filed complaints against FE, certain current and former officers, and certain then-current and former officers of Energy Harbor Corp. The complaints allege that the defendants violated Sections 10(b) and 20(a) of the Exchange Act by making alleged misrepresentations or omissions regarding FE’s business and its results of operations, and seek the same relief as the In re FirstEnergy Corp. Securities Litigation described above. FE believes that it is probable that it will incur losses in connection with the resolution of these lawsuits. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

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

As discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants, during the fourth quarter of 2025, JCP&L identified an error in the recording of certain expenses for smart meter cost of removal associated with the deployment of its AMI program, resulting in an understatement of expense on the Statements of Income and Comprehensive Income and Regulatory assets/liabilities on the Balance Sheets since 2023. JCP&L evaluated the error, and the specific impact on each affected prior period was not material, however, as a result of the cumulative impact, JCP&L determined it should revise previously issued financial statements to correct the error and, in doing so, also corrected other immaterial errors. As such, JCP&L has revised the previously issued interim Results of Operations for the three and six months ended June 30, 2025.

As of January 1, 2026, JCP&L made changes in how management evaluates operating performance and allocates resources. As a result of these changes, JCP&L reassessed its operating segments and determined that its operations are now managed as a single integrated business. Historically, JCP&L reported two operating segments, Distribution and Transmission. Accordingly, JCP&L changed its external segment reporting to present its results, including comparative periods, as a single reportable segment for the first six months of 2026, and reclassified prior periods for comparability. There are no changes to JCP&L’s significant expenses, measure of profit or loss, or other segment items.

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

JCP&L Summary of Results of Operations—Second Quarter 2026 Compared with Second Quarter 2025
JCP&L’s financial results for the three months ended June 30, 2026, and 2025, were as follows:

Second Quarter 2026 Financial Results	For the Three Months Ended June 30,
(In millions)	2026	2025 (1)	Change

Revenues	$659	$592	$67

Operating Expenses:
Purchased power	349	303	46
Other operating expenses	194	137	57
Provision for depreciation	63	65	(2)
Amortization of regulatory assets, net	(76)	(12)	(64)
General taxes	6	6	—
Total operating expenses	536	499	37

Other Income (Expense):
Miscellaneous income (expense), net	13	11	2
Interest expense - other	(41)	(30)	(11)
Interest expense - affiliates	(3)	(2)	(1)
Capitalized financing costs	13	10	3
Total other expense	(18)	(11)	(7)

Income taxes	26	20	6

Net Income	$79	$62	$17
(1) Previously issued 2025 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended June 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2026	2025	Increase (Decrease)	2026	2025	(Decrease)
Residential	2,269	2,216	2.4%	2,076	2,096	(1.0)%
Commercial(1)	2,016	2,047	(1.5)%	1,961	2,020	(2.9)%
Industrial	421	428	(1.6)%	421	428	(1.6)%
Total Electric Distribution MWh Deliveries	4,706	4,691	0.3%	4,458	4,544	(1.9)%
(1) Includes street lighting.

Distribution deliveries for the residential and commercial customer classes were impacted by the weather temperatures. Heating degree days in the second quarter of 2026 were 23% above the same period of 2025 and 1% below normal. Cooling degree days in the second quarter of 2026 were 20% above the same period of 2025 and 34% above normal.

JCP&L Results of Operations — Second Quarter of 2026 Compared with Second Quarter of 2025

Net income increased $17 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to lower other operating expenses, higher transmission revenues from regulated capital investments that increased rate base, true-up adjustments from the annual forward-looking transmission rate filing and increased customer demand.

Revenues

The $67 million increase in total revenues resulted from the following sources:

	For the Three Months Ended June 30,
Revenues by Type of Service	2026	2025	Increase / (Decrease)
	(In millions)
Distribution services	$217	$225	$(8)

Generation sales	347	299	48

Transmission	91	63	28

Other	4	5	(1)
Total Revenues	$659	$592	$67

Distribution services revenue decreased $8 million during the second quarter of 2026, as compared to the same period of 2025, primarily due to lower rider revenues and return of certain ZEC refunds in New Jersey as further described above. These refunds were offset by the amortization of a regulatory liability resulting in no impact to earnings. The decrease in revenue was partially offset by increased customer usage and demand as a result of the weather temperatures.

Generation sales revenues increased $48 million during the second quarter of 2026, as compared to the same period of 2025, primarily due to higher non-shopping generation auction rates.

Transmission revenues increased $28 million during the second quarter of 2026, as compared to the same period of 2025, primarily due to true-up adjustments from the annual forward-looking transmission rate filing, higher recovery of transmission operating expenses, and higher rate base from regulated investment programs.

Operating Expenses

Total operating expenses increased $37 million primarily due to:
•Purchased power costs, which have no material impact to earnings, increased $46 million during the second quarter of 2026, as compared to the same period of 2025, primarily due to higher unit costs, partially offset by lower volumes.

•Other operating expenses increased $57 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to:

•Higher storm restoration expenses of $46 million, which were mostly deferred for future recovery;
•Higher energy efficiency and other state mandated program costs of $10 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher formula rate transmission operating and maintenance expenses of $8 million, which have no material impact to earnings.

The increase was partially offset by:

•Lower other operating expenses of $7 million, primarily due to the absence in 2026 of a legal reserve recognized in the second quarter of 2026, partially offset by planned maintenance expenses.

•Depreciation expense decreased $2 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to the accelerated amortization of legacy smart meters in New Jersey, which concluded in December 2025, partially offset by a higher asset base.

•Deferral of regulatory assets, net increased $64 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to a $48 million increase from higher deferral of storm restoration costs, a $14 million increase due to generation and transmission related deferrals and a $5 million increase related to the amortization of a regulatory liability associated with ZEC refunds, as further described above, partially offset by a $3 million net decrease in other deferrals.

Other Expenses

Total other expenses increased $7 million in the second quarter of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issued since the second quarter of 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes

The effective tax rate for the three months ended June 30, 2026, and 2025, was 24.8% and 24.4%, respectively.

JCP&L Summary of Results of Operations — First Six Months of 2026 Compared with First Six Months of 2025
JCP&L’s financial results for the six months ended June 30, 2026, and 2025, were as follows:

	For the Six Months Ended June 30,
(In millions)	2026	2025 (1)	Change

Revenues	$1,325	$1,158	$167

Operating Expenses:
Purchased power	727	601	126
Other operating expenses	418	282	136
Provision for depreciation	124	130	(6)
Deferral of regulatory assets, net	(182)	(32)	(150)
General taxes	13	12	1
Total operating expenses	1,100	993	107

Other Income (Expense):
Miscellaneous income, net	28	23	5
Interest expense - other	(80)	(59)	(21)
Interest expense - affiliates	(5)	(3)	(2)
Capitalized financing costs	25	19	6
Total other expense	(32)	(20)	(12)

Income taxes	48	36	12

Net Income	$145	$109	$36
(1) Previously issued 2025 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

Distribution services by customer class are summarized in the following table:

	For the Six Months Ended June 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2026	2025	Increase (Decrease)	2026	2025	(Decrease)
Residential	4,662	4,523	3.1%	4,372	4,419	(1.1)%
Commercial(1)	4,126	4,066	1.5%	4,059	4,058	—%
Industrial	857	862	(0.6)%	857	862	(0.6)%
Total Electric Distribution MWh Deliveries	9,645	9,451	2.1%	9,288	9,339	(0.5)%
(1) Includes street lighting.

Distribution deliveries for the residential and commercial classes were impacted by higher customer usage and demand as a result of the weather temperatures. Cooling degree days in the first six months of 2026 were 22% above the same period of 2025 and 35% above normal. Heating degree days in the second quarter of 2026 were 10% above the same period of 2025 and 5% above normal.

JCP&L Results of Operations — First Six Months of 2026 Compared with First Six Months of 2025

Net income increased $36 million in the first six months of 2026, as compared to the same period of 2025, primarily due to the absence in 2026 of severance and related costs that were recognized in the first quarter of 2025, true-up adjustments from the annual forward-looking transmission rate filing, lower other operating expenses, higher transmission revenues from regulated capital investments that increased rate base and increased customer demand.

Revenues

The $167 million increase in total revenues resulted from the following sources:

	For the Six Months Ended June 30,
Revenues by Type of Service	2026	2025	Increase / (Decrease)
	(In millions)
Distribution services	$448	$448	$—

Generation sales:
Retail	705	576	129
Wholesale	2	1	1
Total generation sales	707	577	130

Transmission	162	124	38

Other	8	9	(1)
Total Revenues	$1,325	$1,158	$167

Distribution services revenue was flat during the first six months of 2026, as compared to the same period of 2025, primarily due to weather temperatures that increased customer usage and demand, and higher rider revenues associated with certain regulated investment programs, offset by return of certain ZEC refunds in New Jersey as further described above. These refunds were offset by the amortization of a regulatory liability resulting in no impact to earnings.

Generation sales revenues increased $130 million during the first six months of 2026, as compared to the same period of 2025, primarily due to higher non-shopping generation auction rates and higher sales volumes.

Transmission revenues increased $38 million during the first six months of 2026, as compared to the same period of 2025, primarily due to higher recovery of transmission operating expenses, true-up adjustments from the annual forward-looking transmission rate filing, and higher rate base from regulated investment programs.

Operating Expenses

Total operating expenses increased $107 million primarily due to:
•Purchased power costs, which have no material impact to earnings, increased $126 million during the first six months of 2026, as compared to the same period of 2025, primarily due to higher unit costs.

•Other operating expenses increased $136 million in the first six months of 2026, as compared to the same period of 2025, primarily due to:

•Higher storm restoration expenses of $127 million, of which $122 million were deferred for future recovery;
•Higher energy efficiency and other state mandated program costs of $20 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher formula rate transmission operating and maintenance expenses of $11 million, which have no material impact to earnings.

The increase was partially offset by:

•The absence in 2026 of $5 million of severance and related costs associated with FirstEnergy’s organizational changes announced and recognized in the first quarter of 2025; and
•Lower other operating expenses of $17 million, primarily due to planned maintenance expenses and the absence in 2026 of a legal reserve recognized in the second quarter of 2025.

•Depreciation expense decreased $6 million in the first six months of 2026, as compared to the same period of 2025, primarily due to the accelerated amortization of legacy smart meters in New Jersey, which concluded in December 2025, partially offset by a higher asset base.

•Deferral of regulatory assets, net increased $150 million in the first six months of 2026, as compared to the same period of 2025, primarily due to a $122 million increase from higher deferral of storm restoration costs, a $32 million increase from higher general and transmission deferrals and a $5 million increase related to the amortization of a regulatory liability associated with ZEC refunds, as further described above, partially offset by $9 million related to net decreases in other deferrals.

Other Expenses

Total other expenses increased $12 million in the first six months of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issued since the second quarter of 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes

The effective tax rate for the six months ended June 30, 2026, and 2025, was 24.9% and 24.8%, respectively.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Market Risk Information” in Item 2 above.
ITEM 4.     CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The management of the Registrants, with the participation of their respective principal executive officer and principal financial officer, has established and evaluated the effectiveness of their disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the principal executive officers and principal financial officers of the Registrants have concluded that the disclosure controls and procedures in place were effective as of the end of the period covered by this report.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 9., “Regulatory Matters,” and Note 10., “Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

As of June 30, 2026, there has been no material change to the risk factors disclosed in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider the Registrants’ risk factors discussed in "Item 1A. Risk Factors" in the Registrants’ Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Trading Arrangements

During the quarter ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 6.        EXHIBITS

Exhibit Number	Description

FirstEnergy
10.1
Credit Agreement, dated as of April 28, 2026, by and among FirstEnergy Corp., as borrower, the banks and other financial institutions party thereto as lenders, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated by reference to FE’s Form 10-Q filed April 28, 2026, Exhibit 10.1, File No. 333-21011).

	10.2
Fifth Amended and Restated Limited Liability Company Agreement of FirstEnergy Transmission, LLC, dated May 20, 2026 (incorporated by reference to FE’s Form 8-K filed May 20, 2026, Exhibit 10.1, File No. 333-21011).

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document contained in Exhibit 101)

JCP&L
	4.1	Form of 4.600% Senior Notes due 2030 (incorporated by reference to JCP&L’s Form 8-K filed May 7, 2026, Exhibit 4.4, File No. 001-03141).
	10.1
Registration Rights Agreement, dated as of May 5, 2026, by and among Jersey Central Power & Light Company and PNC Capital Markets LLC, Scotia Capital (USA) Inc. and Truist Securities, Inc., acting as representatives of the initial purchasers of the 4.600% Senior Notes due 2030 (incorporated by reference to JCP&L’s Form 8-K filed May 7, 2026, Exhibit 10.1, File No. 001-03141).

(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of Jersey Central Power & Light Company for the period ended June 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statements of Income and Comprehensive Income, (ii) Balance Sheets, (iii) Statements of Common Stockholder's Equity, (iv) Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document contained in Exhibit 101)

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
July 28, 2026

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

JERSEY CENTRAL POWER & LIGHT COMPANY
Registrant

/s/ Lisa A. Schultz
Lisa A. Schultz
Controller
(Principal Accounting Officer)