Form 10-Q
period 2026-09-30
FIRSTENERGY CORP; FirstEnergy Pennsylvania Electric Co; JERSEY CENTRAL POWER & LIGHT CO
filed 2026-10-28
CIK 1031296, 2152026, 53456

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
    ☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

    ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission	Registrants;					I.R.S. Employer
File Numbers	Address and Telephone Number				States of Incorporation	Identification Nos.

333-21011	FIRSTENERGY CORP.				Ohio	34-1843785
	341 White Pond Drive
	Akron	OH	44320
	Telephone		(800)	736-3402

333-298694	FirstEnergy Pennsylvania Electric Company				Pennsylvania	92-3343862
	800 Cabin Hill Drive
	Greensburg		PA	15601
	Telephone		(800)	736-3402

1-3141	JERSEY CENTRAL POWER & LIGHT COMPANY				New Jersey	21-0485010
	300 Madison Avenue
	Morristown		NJ	07962
	Telephone		(800)	736-3402

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Registrant	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
FirstEnergy Corp.	Common Stock, $0.10 par value	FE	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

FirstEnergy Corp.	Yes	☑	No	☐
FirstEnergy Pennsylvania Electric Company	Yes	☑	No	☐
Jersey Central Power & Light Company	Yes	☑	No	☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

FirstEnergy Corp.	Yes	☑	No	☐
FirstEnergy Pennsylvania Electric Company	Yes	☑	No	☐
Jersey Central Power & Light Company	Yes	☑	No	☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☑ FirstEnergy Corp.

Accelerated Filer	☐ N/A

Non-accelerated Filer	☑ FirstEnergy Pennsylvania Electric Company; Jersey Central Power & Light Company

Smaller Reporting Company	☐ N/A

Emerging Growth Company	☐ N/A
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

FirstEnergy Corp.	Yes	☐	No	☑
FirstEnergy Pennsylvania Electric Company	Yes	☐	No	☑
Jersey Central Power & Light Company	Yes	☐	No	☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

		Outstanding
Registrants	Class	As of September 30, 2026
FirstEnergy Corp.	Common Stock, $0.10 par value	578,893,330
FirstEnergy Pennsylvania Electric Company	Common Stock, no par value	1,000
Jersey Central Power & Light Company	Common Stock, $10 par value	13,628,447

This combined Form 10-Q is separately filed by FirstEnergy Corp., FirstEnergy Pennsylvania Electric Company and Jersey Central Power & Light Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Except for FirstEnergy Corp., each registrant makes no representation as to information relating to the other registrants.

FirstEnergy Pennsylvania Electric Company and Jersey Central Power & Light Company meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to Form 10-Q.
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

i

GLOSSARY OF TERMS
The following abbreviations and acronyms are used in this report to identify FirstEnergy Corp. and its current and former subsidiaries, including FE PA and JCP&L:

AE Supply	Allegheny Energy Supply Company, LLC, a wholly owned unregulated generation subsidiary of FE
AGC	Allegheny Generating Company, a wholly owned generation subsidiary of MP
ATSI	American Transmission Systems, Incorporated, a wholly owned transmission subsidiary of FET
CEI	The Cleveland Electric Illuminating Company, a wholly owned Ohio electric power company subsidiary of FE
Electric Companies	OE, CEI, TE, FE PA, JCP&L, MP and PE
FE	FirstEnergy Corp., a public electric power holding company
FE PA	FirstEnergy Pennsylvania Electric Company, a wholly owned Pennsylvania electric power company subsidiary of FirstEnergy Pennsylvania Holding Company LLC, a wholly owned subsidiary of FE
FESC	FirstEnergy Service Company, a wholly owned subsidiary of FE, which provides legal, financial and other corporate support services to FirstEnergy affiliates
FET	FirstEnergy Transmission, LLC, a consolidated VIE of FE, the parent company of ATSI, MAIT and TrAIL, which has joint ventures in Valley Link and Grid Growth, and had a joint venture in PATH
FEV	FirstEnergy Ventures Corp., which invests in certain unregulated enterprises and business ventures
FirstEnergy	FirstEnergy Corp., together with its consolidated subsidiaries
Grid Growth	Grid Growth Ventures, LLC, a holding company formed by FET and Transource on September 29, 2025
Grid Growth EHV	Grid Growth EHV Holdings, LLC, a subsidiary of Grid Growth
Grid Growth Ohio	Grid Growth Ohio, LLC
JCP&L	Jersey Central Power & Light Company, a wholly owned New Jersey electric power company subsidiary of FE
KATCo	Keystone Appalachian Transmission Company, a wholly owned transmission subsidiary of FE
MAIT	Mid-Atlantic Interstate Transmission, LLC, a wholly owned transmission subsidiary of FET
ME	Metropolitan Edison Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
MP	Monongahela Power Company, a wholly owned West Virginia electric power company subsidiary of FE
OE	Ohio Edison Company, a wholly owned Ohio electric power company subsidiary of FE
Ohio Companies	CEI, OE and TE
PATH	Potomac-Appalachian Transmission Highline, LLC, a former joint venture between FE and a subsidiary of AEP
PATH-WV	PATH West Virginia Transmission Company, LLC
PE	The Potomac Edison Company, a wholly owned Maryland and West Virginia electric power company subsidiary of FE
Penn	Pennsylvania Power Company, a former wholly owned Pennsylvania electric power company subsidiary of OE, which merged with and into FE PA on January 1, 2024
Pennsylvania Companies	ME, PN, Penn and WP, each of which merged with and into FE PA on January 1, 2024
PN	Pennsylvania Electric Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024
Registrants	FE, FE PA and JCP&L
TE	The Toledo Edison Company, a wholly owned Ohio electric power company subsidiary of FE
TrAIL	Trans-Allegheny Interstate Line Company, a wholly owned transmission subsidiary of FET
Transmission Companies	ATSI, MAIT, TrAIL and KATCo
Valley Link	Valley Link Transmission Company, LLC, a holding company formed by FET, DominionHV and Transource on November 25, 2024
Valley Link Maryland	Valley Link Transmission Maryland, LLC
Valley Link Subsidiaries	The five subsidiaries of Valley Link: (i) Valley Link Transmission Maryland, LLC; (ii) Valley Link Transmission Ohio, LLC; (iii) Valley Link Transmission Virginia, LLC; (iv) Valley Link Transmission Virginia Development, Inc.; and (v) Valley Link Transmission West Virginia, LLC, that will develop, construct, own, operate and maintain those transmission projects awarded by PJM
WP	West Penn Power Company, a former wholly owned Pennsylvania electric power company subsidiary of FE, which merged with and into FE PA on January 1, 2024

The following abbreviations and acronyms may be used to identify frequently used terms in this report:

2026 Convertible Notes	FE's 4.00% convertible senior notes, due 2026
2029 Convertible Notes	FE’s 3.625% convertible senior notes, due 2029
2031 Convertible Notes	FE’s 3.875% convertible senior notes, due 2031
AEP	American Electric Power Company, Inc.
AFS	Available-for-sale
AFUDC	Allowance for Funds Used During Construction
AI	Artificial Intelligence
Amended Credit Facilities	Collectively, the eight separate senior unsecured syndicated revolving credit facilities entered into by FE, FET, the Electric Companies, and the Transmission Companies, each as amended from time to time, most recently on October 23, 2026
AMI	Advanced Metering Infrastructure
AMT	Alternative Minimum Tax
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
ARP	Alternative Revenue Program
A&R FET LLC Agreement	Fifth Amended and Restated Limited Liability Company Operating Agreement of FET
A&R Fourth FET LLC Agreement	Fourth Amended and Restated Limited Liability Company Operating Agreement of FET
ASU	Accounting Standards Update
BGS	Basic Generation Service
Brookfield	North American Transmission Company II L.P., a controlled investment vehicle entity of Brookfield Super-Core Infrastructure Partners
CAA	Clean Air Act
CCR	Coal Combustion Residuals
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act of 1980
CFR	Code of Federal Regulations
CO2	Carbon Dioxide
CODM	Chief Operating Decision Maker
CPCN	Certificate of Public Convenience and Necessity
CSAPR	Cross-State Air Pollution Rule
D.C. Circuit	U.S. Court of Appeals for the District of Columbia Circuit
DCR	Delivery Capital Recovery
DOE	U.S. Department of Energy
DominionHV	Dominion High Voltage Mid-Atlantic, Inc., an affiliate of VEPCO
DPA	Deferred Prosecution Agreement entered into on July 21, 2021, between FE and the U.S. Attorney’s Office for the S.D. Ohio
DSP	Default Service Plan
EDC	Electric Distribution Company
EE&C Plan	Energy Efficiency and Conservation Plan
EEI	The Edison Electric Institute
EGS	Electric Generation Supplier
EGU	Electric Generation Unit
ELG	Effluent Limitation Guidelines
EmPOWER Maryland	EmPOWER Maryland Energy Efficiency Act
ENEC	Expanded Net Energy Cost
Energize365	FirstEnergy's Transmission and Distribution Infrastructure Investment Program
EnergizeNJ	JCP&L's second Infrastructure Investment Program
EPA	U.S. Environmental Protection Agency
EPS	Earnings per Share
ERO	Electric Reliability Organization

ESP	Electric Security Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FE Board	The Board of Directors of FE
FE Term Loan Facility	$750 million unsecured Credit Agreement, dated April 28, 2026, entered into by FE, as borrower, with the banks and other financial institutions party thereto, as lenders and JPMorgan Chase Bank, N.A., as administrative agent
FERC	Federal Energy Regulatory Commission
FET Equity Interest Sale	Sale of an additional 30% membership interest of FET, such that Brookfield owns 49.9% of FET
FIP	Federal Implementation Plan
Fitch	Fitch Ratings Service
FMB	First Mortgage Bond
FPA	Federal Power Act
FTR	Financial Transmission Right
GAAP	Generally Accepted Accounting Principles in the United States
GHG	Greenhouse Gas
Grid Growth Operating Agreement	Amended and Restated Operating Agreement of Grid Growth, dated as of February 13, 2026
GW	Gigawatt
HB 15	House Bill 15, as passed by Ohio's 136th General Assembly
HB 6	House Bill 6, as passed by Ohio's 133rd General Assembly
IRA of 2022	Inflation Reduction Act of 2022
IRS	Internal Revenue Service
ISO	Independent System Operator
kV	Kilovolt
LOC	Letter of Credit
LTIIP	Long-Term Infrastructure Improvement Plan
MDOPC	Maryland Office of People's Counsel
MDPSC	Maryland Public Service Commission
MGP	Manufactured Gas Plants
MISO	Midcontinent Independent System Operator
Moody’s	Moody’s Investors Service, Inc.
MW	Megawatt
MWh	Megawatt-hour
N/A	Not applicable
NAAQS	National Ambient Air Quality Standards
NCI	Noncontrolling Interest
NERC	North American Electric Reliability Corporation
NJBPU	New Jersey Board of Public Utilities
NOAC	Northwest Ohio Aggregation Coalition
NOL	Net Operating Loss
NOx	Nitrogen Oxide
NYPSC	New York State Public Service Commission
OAG	Ohio Attorney General
OBBBA	One Big Beautiful Bill Act of 2025, adopted on July 4, 2025
OCC	Ohio Consumers' Counsel
ODSA	Ohio Development Service Agency
Ohio Stipulation	Stipulation and Recommendation, dated November 1, 2021, entered into by and among the Ohio Companies, the OCC, PUCO staff, and several other signatories
OPEB	Other Postemployment Benefits
OPIC	Other paid-in capital

OVEC	Ohio Valley Electric Corporation
PA Consolidation	Consolidation of the Pennsylvania Companies on January 1, 2024
PE Term Loan Facility	$150 million unsecured Credit Agreement, dated June 16, 2026, entered into by PE, as borrower, with the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent
PJM	PJM Interconnection, LLC, an RTO serving the PJM Region
PJM Region	The territory through which PJM coordinates the movement of electricity, including all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia
PJM Tariff	PJM Open Access Transmission Tariff
PPUC	Pennsylvania Public Utility Commission
PUCO	Public Utilities Commission of Ohio
Regulation FD	Regulation Fair Disclosure promulgated by the SEC
RFC	ReliabilityFirst Corporation
RFR	Risk-Free Rate
RGGI	Regional Greenhouse Gas Initiative
ROE	Return on Equity
RSS	Rich Site Summary
RTEP	Regional Transmission Expansion Plan
RTEP Open Window	PJM’s competitive transmission planning and solicitation process under RTEP through which qualified transmission developers submit proposals to address identified transmission system needs and compete for project awards
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Ratings Service
S.D. Ohio	Federal District Court, Southern District of Ohio
SEC	U.S. Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SEET	Significantly Excessive Earnings Test
SIP	State Implementation Plan(s) under the CAA
Sixth Circuit	U.S. Court of Appeals for the Sixth Circuit
SO2	Sulfur Dioxide
SOFR	Secured Overnight Financing Rate
SOS	Standard Offer Service
SPE	Special Purpose Entity
TCJA	Tax Cuts and Jobs Act adopted December 22, 2017
Transource	Transource Energy, LLC, a subsidiary of AEP
U.S.	United States
Utility RELIEF Act	Maryland House Bill 1532, adopted May 12, 2026
Valley Link Operating Agreement	Amended and Restated Operating Agreement of Valley Link, dated as of February 21, 2025
VEPCO	Virginia Electric and Power Company, a subsidiary of Dominion Energy, Inc.
VIE	Variable Interest Entity
VSCC	Virginia State Corporation Commission
WVPSC	Public Service Commission of West Virginia
ZEC	Zero Emission Certificate
v

Forward-Looking Statements: This Form 10-Q includes forward-looking statements based on information currently available to the Registrants’ management. Unless the context requires otherwise, references to “we,” “us,” and “our” refer to all of the Registrants. Such statements are subject to certain risks and uncertainties and readers are cautioned not to place undue reliance on these forward-looking statements. These statements include declarations regarding management's intents, beliefs and current expectations. These statements typically contain, but are not limited to, the terms “anticipate,” “potential,” “expect,” "forecast," "target," "will," "intend," “believe,” "project," “estimate," "plan," and similar words. Forward-looking statements involve estimates, assumptions, known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, which may include the following (see Glossary of Terms for definitions of capitalized terms):

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
•Changing market conditions affecting the measurement of certain liabilities and the value of assets held in FirstEnergy's pension trusts may negatively impact our forecasted growth rate, results of operations and may also cause it to make contributions to its pension plans sooner or in amounts that are larger than currently anticipated;
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

These forward-looking statements are also qualified by, and should be read together with, the risk factors included in: (a) Item 1A. Risk Factors in FirstEnergy’s and JCP&L’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026, (b) Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations herein, and (c) other factors discussed herein and in our other filings with the SEC. The foregoing review of factors also should not be construed as exhaustive. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statements. We expressly disclaim any obligation to update or revise, except as required by law, any forward-looking statements contained herein or in the information incorporated by reference as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1.         Financial Statements

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025

REVENUES:
Distribution services and retail generation	$3,665	$3,373	$9,696	$9,152
Transmission	624	592	1,938	1,740
Other	268	183	803	401
Total revenues(1)	4,557	4,148	12,437	11,293

OPERATING EXPENSES:
Fuel	189	163	506	480
Purchased power	1,471	1,341	4,057	3,382
Other operating expenses	1,323	976	3,948	3,005
Provision for depreciation	427	417	1,272	1,243
Amortization (deferral) of regulatory assets, net	(103)	89	(785)	(20)
General taxes	315	332	999	973
Total operating expenses	3,622	3,318	9,997	9,063

OPERATING INCOME	935	830	2,440	2,230

OTHER INCOME (EXPENSE):
Debt redemption costs (Note 6.)	—	—	—	(24)
Miscellaneous income, net	39	41	139	118
Interest expense	(345)	(312)	(1,008)	(899)
Capitalized financing costs	55	51	161	131
Total other expense	(251)	(220)	(708)	(674)

INCOME BEFORE INCOME TAXES	684	610	1,732	1,556

INCOME TAXES	69	78	299	292

NET INCOME	$615	$532	$1,433	$1,264

Income attributable to noncontrolling interest	58	91	183	195

EARNINGS ATTRIBUTABLE TO FIRSTENERGY CORP.	$557	$441	$1,250	$1,069

COMPREHENSIVE INCOME	$615	$532	$1,433	$1,264

Comprehensive income attributable to noncontrolling interest	58	91	183	195

COMPREHENSIVE INCOME ATTRIBUTABLE TO FIRSTENERGY CORP.	$557	$441	$1,250	$1,069

EARNINGS PER SHARE ATTRIBUTABLE TO FIRSTENERGY CORP. (Note 3.):
Basic	$0.96	$0.76	$2.16	$1.85
Diluted	$0.96	$0.76	$2.16	$1.85

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic	579	577	578	577
Diluted	580	578	580	578
(1) Includes excise and gross receipts tax collections of $132 million and $126 million during the three months ended September 30, 2026, and 2025, respectively, and $370 million and $349 million during the nine months ended September 30, 2026, and 2025, respectively.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$48	$57
Restricted cash	84	42
Receivables -
Customers	1,854	1,783
Less — Allowance for uncollectible customer receivables	49	57
	1,805	1,726
Other, net of allowance for uncollectible accounts of $7 in 2026 and $11 in 2025	338	295
Materials and supplies, at average cost	605	577
Prepaid taxes and other	397	282
	3,277	2,979
PROPERTY, PLANT AND EQUIPMENT:
In service	59,064	56,213
Less — Accumulated provision for depreciation	15,647	15,189
	43,417	41,024
Construction work in progress	4,306	3,389
	47,723	44,413

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	5,618	5,618
Investments	619	641
Regulatory assets	1,593	829
Other	998	1,424
	8,828	8,512
TOTAL ASSETS(1)	$59,828	$55,904

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$2,156	$723
Short-term borrowings	1,970	325
Accounts payable	2,473	2,002
Accrued interest	306	373
Accrued taxes	751	768
Accrued compensation and benefits	249	286
Dividends payable	269	257
Customer deposits	259	250
Other	297	287
	8,730	5,271
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	25,926	25,508
Accumulated deferred income taxes	6,440	6,032
Retirement benefits	1,458	1,469
Regulatory liabilities	923	1,185
Other	1,852	2,513
	36,599	36,707
TOTAL LIABILITIES(1)	45,329	41,978

EQUITY:
Common stockholders’ equity-
Common stock, $0.10 par value, authorized 700,000,000 shares - 578,893,330 and 577,851,052 shares outstanding as of September 30, 2026, and December 31, 2025, respectively.	58	58
Other paid-in capital	12,454	12,431
Accumulated other comprehensive loss	(14)	(14)
Retained earnings	477	35
Total common stockholders’ equity	12,975	12,510
Noncontrolling interest	1,524	1,416
TOTAL EQUITY	14,499	13,926

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10.)

TOTAL LIABILITIES AND EQUITY	$59,828	$55,904

(1)    As of September 30, 2026, and December 31, 2025, the combined assets of the VIEs were $14,114 million and $13,270 million, respectively, that can only be used to settle obligations of the VIEs. As of September 30, 2026, and December 31, 2025, respectively, these assets include: Restricted cash of $25 million and $40 million, Accounts receivable of $79 million and $92 million, Materials and supplies, at average cost of $1 million and $1 million, Prepaid taxes and other current assets of $36 million and $41 million, Property, plant, and equipment of $13,501 million and $12,475 million, Goodwill of $224 million and $224 million, Investments of $1 million and $19 million, Regulatory assets of $136 million and $22 million, and Other noncurrent assets of $111 million and $348 million. In addition, assets as of December 31, 2025, include $8 million of cash and cash equivalents. The consolidated liabilities as of September 30, 2026, and December 31, 2025, include $10,293 million and $9,933 million, respectively, of liabilities of VIEs whose creditors have no recourse to FE. As of September 30, 2026, and December 31, 2025, respectively, these liabilities include: Currently payable long-term debt of $53 million and $126 million, Short-term borrowings of $370 million and $245 million, Accrued interest of $91 million and $108 million, Accrued taxes of $333 million and $335 million, Other current liabilities of $6 million and $9 million, Long-term debt and other long-term obligations of $7,266 million and $6,893 million, Accumulated deferred income taxes of $1,664 million and $1,540 million, Regulatory liabilities of $494 million and $346 million, and Other noncurrent liabilities of $16 million and $331 million.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Nine Months Ended September 30, 2026
	Common stock		OPIC	AOCI	Retained Earnings	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2026	578	$58	$12,431	$(14)	$35	$12,510	$1,416	$13,926
Net income	—	—	—	—	405	405	61	466
Stock Investment Plan and share-based benefit plans	—	—	8	—	—	8	—	8
Cash dividends declared on common stock ($0.465 per share in March)	—	—	—	—	(269)	(269)	—	(269)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
Balance, March 31, 2026	578	$58	$12,439	$(14)	$171	$12,654	$1,452	$14,106
Net income	—	—	—	—	288	288	64	352
Stock Investment Plan and share-based benefit plans	1	—	18	—	—	18	—	18
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
2026 Convertible Notes conversion premium	—	—	(25)	—	—	(25)	—	(25)
Balance, June 30, 2026	579	$58	$12,432	$(14)	$459	$12,935	$1,491	$14,426
Net income	—	—	—	—	557	557	58	615
Stock Investment Plan and share-based benefit plans	—	—	22	—	—	22	—	22
Cash dividends declared on common stock ($0.465 per share in July and September)	—	—	—	—	(539)	(539)	—	(539)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
Balance, September 30, 2026	579	$58	$12,454	$(14)	$477	$12,975	$1,524	$14,499

	Nine Months Ended September 30, 2025
	Common stock		OPIC	AOCI	Retained Earnings	Total Common Stockholders’ Equity	NCI	Total Equity
(In millions)	Shares	Amount
Balance, January 1, 2025	577	$58	$12,368	$(14)	$43	$12,455	$1,265	$13,720
Net income	—	—	—	—	360	360	54	414
Stock Investment Plan and share-based benefit plans	—	—	9	—	—	9	—	9
Cash dividends declared on common stock ($0.445 per share in March)	—	—	—	—	(257)	(257)	—	(257)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(24)	(24)
Balance, March 31, 2025	577	$58	$12,377	$(14)	$146	$12,567	$1,295	$13,862
Net income	—	—	—	—	268	268	50	318
Stock Investment Plan and share-based benefit plans	—	—	16	—	—	16	—	16
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
Balance, June 30, 2025	577	$58	$12,393	$(14)	$414	$12,851	$1,320	$14,171
Net income	—	—	—	—	441	441	91	532
Stock Investment Plan and share-based benefit plans	1	—	19	—	—	19	—	19
Cash dividends declared on common stock ($0.445 per share in July and September)	—	—	—	—	(515)	(515)	—	(515)
Noncontrolling interest cash distributions declared	—	—	—	—	—	—	(25)	(25)
Other	—	—	2	—	—	2	—	2
Balance, September 30, 2025	578	$58	$12,414	$(14)	$340	$12,798	$1,386	$14,184

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,433	$1,264
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	1,486	1,349
Winter Storm Fern deferred purchase power costs, net (Note 9.)	(145)	—
Deferred storm restoration expenses	(546)	(56)
Deferred income taxes and investment tax credits, net	289	222
Employee benefit costs, net	(12)	12
Transmission revenue collections, net	46	141
New Jersey ZEC refund, net (Note 9.)	55	—
Changes in current assets and liabilities-
Receivables	(122)	(32)
Materials and supplies	(28)	(29)
Prepaid taxes and other current assets	(69)	(92)
Accounts payable	280	79
Accrued taxes	(190)	(135)
Accrued interest	(67)	29
Accrued compensation and benefits	(58)	—
Other current liabilities	(42)	(36)
Ohio settlement customer restitution and refunds (Note 9.)	(266)	—
Cash collateral, net	9	3
Employee benefit plan funding and related payments	(33)	(38)
Other	38	(117)
Net cash provided from operating activities	2,058	2,564

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(4,187)	(3,539)
Sales of investment securities held in trusts	42	89
Purchases of investment securities held in trusts	(52)	(99)
Asset removal costs	(378)	(290)
Other	(4)	34
Net cash used for investing activities	(4,579)	(3,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	2,575	5,925
Short-term borrowings, net	1,645	—
Redemptions and repayments-
Long-term debt	(720)	(2,179)
Short-term borrowings, net	—	(259)
Noncontrolling interest cash distributions	(75)	(74)
Common stock dividend payments	(795)	(759)
Debt issuance and redemption costs, and other	(76)	(136)
Net cash provided from financing activities	2,554	2,518

Net change in cash, cash equivalents, and restricted cash	33	1,277
Cash, cash equivalents, and restricted cash at beginning of period	99	154
Cash, cash equivalents, and restricted cash at end of period	$132	$1,431

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$496	$316
Transfer of McElroy’s Run CCR impoundment facility	$—	$99

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

REVENUES:
Revenues - non-affiliates	$1,187	$1,068	$3,359	$3,007
Revenues - affiliates	4	5	13	16
Gross receipts tax collections	73	66	207	186
Total revenues	1,264	1,139	3,579	3,209

OPERATING EXPENSES:
Purchased power	617	529	1,698	1,436
Other operating expenses(1)	317	225	910	770
Provision for depreciation	85	81	255	238
Amortization (deferral) of regulatory assets, net	(59)	32	(139)	(50)
General taxes	79	73	228	208
Total operating expenses	1,039	940	2,952	2,602

OPERATING INCOME	225	199	627	607

OTHER INCOME (EXPENSE):
Interest income - affiliates	4	4	15	13
Miscellaneous income, net	16	12	47	39
Interest expense - non-affiliates	(52)	(47)	(156)	(142)
Interest expense - affiliates	(6)	(6)	(18)	(18)
Capitalized financing costs	5	4	14	10
Total other expense	(33)	(33)	(98)	(98)

INCOME BEFORE INCOME TAXES	192	166	529	509

INCOME TAXES	25	32	101	114

NET INCOME	$167	$134	$428	$395

STATEMENTS OF COMPREHENSIVE INCOME

NET INCOME	$167	$134	$428	$395

OTHER COMPREHENSIVE INCOME:
Pension and OPEB prior service costs	—	(1)	—	(1)
Other comprehensive income	—	(1)	—	(1)
Income taxes on other comprehensive income	—	—	—	—
Other comprehensive income, net of tax	—	(1)	—	(1)

COMPREHENSIVE INCOME	$167	$133	$428	$394
(1) Includes affiliated operating expenses of $27 million and $29 million for the three months ended September 30, 2026, and 2025, respectively, and $84 million and $100 million for the nine months ended September 30, 2026, and 2025, respectively.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Receivables -
Customers	$697	$751
Less — Allowance for uncollectible customer receivables	23	30
	674	721
Affiliated companies	32	42
Other	79	63
Prepaid taxes and other	74	29
	859	855
PROPERTY, PLANT AND EQUIPMENT:
In service	12,618	11,969
Less — Accumulated provision for depreciation	3,378	3,318
	9,240	8,651
Construction work in progress	469	311
	9,709	8,962
DEFERRED CHARGES AND OTHER ASSETS:
Goodwill	962	962
Regulatory assets	349	109
Investments	14	14
Prepaid pension and OPEB costs	167	142
Other	145	148
	1,637	1,375
TOTAL ASSETS	$12,205	$11,192
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$—	$300
Short-term borrowings - affiliated companies	212	328
Accounts payable -
Affiliated companies	82	14
Other	314	340
Accrued taxes	72	52
Accrued interest	47	44
Customer deposits	137	131
Other	97	102
	961	1,311
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	4,279	3,434
Accumulated deferred income taxes, net	1,805	1,703
Retirement benefits	9	9
Other	355	308
	6,448	5,454
TOTAL LIABILITIES	7,409	6,765

COMMON STOCKHOLDER'S EQUITY:
Common stock and other paid-in capital, no par value, 10,000 shares authorized, 1,000 shares outstanding	2,639	2,633
Accumulated other comprehensive loss	(8)	(8)
Retained earnings	2,165	1,802
TOTAL COMMON STOCKHOLDER'S EQUITY	4,796	4,427

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10.)

TOTAL LIABILITIES AND COMMON STOCKHOLDER'S EQUITY	$12,205	$11,192

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock		Other Paid-In Capital	AOCI	Retained Earnings	Total Stockholder's Equity
(In millions, except share amounts)	Number of Shares	Carrying Value
Balance, January 1, 2026	1,000	$—	$2,633	$(8)	$1,802	$4,427
Net income	—	—	—	—	170	170
Stock-based compensation(1)	—	—	2	—	—	2
Cash dividends declared on common stock	—	—	—	—	(65)	(65)
Balance, March 31, 2026	1,000	$—	$2,635	$(8)	$1,907	$4,534
Net income	—	—	—	—	91	91
Stock-based compensation(1)	—	—	2	—	—	2
Balance, June 30, 2026	1,000	$—	$2,637	$(8)	$1,998	$4,627
Net income	—	—	—	—	167	167
Stock-based compensation(1)	—	—	2	—	—	2
Balance, September 30, 2026	1,000	$—	$2,639	$(8)	$2,165	$4,796

	Nine Months Ended September 30, 2025
	Common Stock		Other Paid-In Capital	AOCI	Retained Earnings	Total Stockholder's Equity
(In millions, except share amounts)	Number of Shares	Carrying Value
Balance, January 1, 2025	1,000	$—	$2,627	$(7)	$1,559	$4,179
Net income	—	—	—	—	157	157
Stock-based compensation(1)	—	—	1	—	—	1
Cash dividends declared on common stock	—	—	—	—	(85)	(85)
Balance, March 31, 2025	1,000	$—	2,628	$(7)	$1,631	$4,252
Net income	—	—	—	—	104	104
Stock-based compensation(1)	—	—	2	—	—	2
Balance, June 30, 2025	1,000	$—	$2,630	$(7)	$1,735	$4,358
Net income	—	—	—	—	134	134
Other comprehensive income	—	—	—	(1)	—	(1)
Stock-based compensation(1)	—	—	2	—	—	2
Balance, September 30, 2025	1,000	$—	$2,632	$(8)	$1,869	$4,493

(1) In the form of FE common equity granted to certain FE PA employees primarily related to the 401(k) Savings Plan.

See Combined Notes to Financial Statements of the Registrants.

FIRSTENERGY PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$428	$395
Adjustments to reconcile net income to net cash from operating activities-
Depreciation and amortization	301	231
Deferred storm restoration expenses	(181)	(39)
Deferred income taxes and investment tax credits, net	49	43
Employee benefit costs, net	(25)	(21)
Change in current assets and liabilities -
Receivables	42	80
Prepaid taxes and other current assets	(46)	(39)
Accounts payable	(36)	(14)
Accrued taxes	20	28
Accrued interest	3	1
Customer deposits	6	9
Other current liabilities	(7)	(12)
Collateral, net	2	(7)
Employee benefit plan funding and related payments	(4)	(4)
Other	47	(16)
Net cash provided from operating activities	599	635

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(856)	(591)
Loans to affiliated companies, net	—	5
Asset removal costs	(104)	(70)
Other	—	(1)
Net cash used for investing activities	(960)	(657)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	850	—
Short-term borrowings - affiliated companies, net	—	107
Redemptions and repayments-
Long-term debt	(300)	—
Short-term borrowings - affiliated companies, net	(116)	—
Common stock dividend payments	(65)	(85)
Other	(8)	—
Net cash provided from financing activities	361	22

Net change in cash, cash equivalents, and restricted cash	—	—
Cash, cash equivalents, and restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at end of period	$—	$—

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$146	$51

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025

REVENUES	$886	$864	$2,211	$2,022

OPERATING EXPENSES:
Purchased power	446	451	1,173	1,052
Other operating expenses(1)	345	158	763	440
Provision for depreciation	63	66	187	196
Amortization (deferral) of regulatory assets, net	(156)	13	(338)	(19)
General taxes	6	6	19	18
Total operating expenses	704	694	1,804	1,687

OPERATING INCOME	182	170	407	335

OTHER INCOME (EXPENSE):
Miscellaneous income, net	13	13	41	36
Interest expense - non-affiliates	(43)	(34)	(123)	(93)
Interest expense - affiliates	(4)	(3)	(9)	(6)
Capitalized financing costs	10	12	35	31
Total other expense	(24)	(12)	(56)	(32)

INCOME BEFORE INCOME TAXES	158	158	351	303

INCOME TAXES	36	40	84	76

NET INCOME	$122	$118	$267	$227

COMPREHENSIVE INCOME	$122	$118	$267	$227
(1) Includes affiliated operating expenses of $28 million and $27 million for the three months ended September 30, 2026, and 2025, respectively, and $85 million and $86 million for the nine months ended September 30, 2026, and 2025, respectively.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
BALANCE SHEETS
(Unaudited)

(In millions, except share amounts)	September 30, 2026	December 31, 2025
ASSETS
CURRENT ASSETS:
Restricted cash	$55	$—
Receivables -
Customers	395	330
Less — Allowance for uncollectible customer receivables	5	6
	390	324
Affiliated companies	35	22
Other	30	25
Assets held for sale (Note 1.)	18	—
Prepaid taxes and other	64	33
	592	404

PROPERTY, PLANT AND EQUIPMENT:
In service	9,784	9,267
Less — Accumulated provision for depreciation	2,444	2,439
	7,340	6,828
Construction work in progress	1,086	880
	8,426	7,708

INVESTMENTS AND OTHER NONCURRENT ASSETS:
Goodwill	1,811	1,811
Investments	286	297
Regulatory assets	950	515
Prepaid OPEB costs	257	243
Other	139	131
	3,443	2,997
TOTAL ASSETS	$12,461	$11,109

LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
CURRENT LIABILITIES:
Currently payable long-term debt	$2	$2
Short-term borrowings -
Affiliated companies	175	93
Other	450	—
Accounts payable -
Affiliated companies	192	103
Other	184	175
Accrued compensation and benefits	31	34
Customer deposits	35	35
Accrued taxes	2	11
Accrued interest	40	44
Other	23	41
	1,134	538
NONCURRENT LIABILITIES:
Long-term debt and other long-term obligations	3,372	3,023
Accumulated deferred income taxes, net	1,493	1,348
Nuclear fuel disposal costs	252	245
Retirement benefits	25	32
Other	752	763
	5,894	5,411
TOTAL LIABILITIES	7,028	5,949

COMMON STOCKHOLDER'S EQUITY:
Common stock, $10 par value, authorized 16,000,000 shares - 13,628,447 shares outstanding as of September 30, 2026, and December 31, 2025.	136	136
Other paid-in capital	3,536	3,530
Accumulated other comprehensive loss	(4)	(4)
Retained earnings	1,765	1,498
TOTAL COMMON STOCKHOLDER’S EQUITY	5,433	5,160

COMMITMENTS, GUARANTEES AND CONTINGENCIES (NOTE 10.)

TOTAL LIABILITIES AND COMMON STOCKHOLDER’S EQUITY	$12,461	$11,109

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

	Nine Months Ended September 30, 2026
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
Balance, January 1, 2026	13,628,447	$136	$3,530	$(4)	$1,498	$5,160
Net income	—	—	—	—	66	66
Stock-based compensation(1)	—	—	2	—	—	2
Balance, March 31, 2026	13,628,447	$136	$3,532	$(4)	$1,564	$5,228
Net income	—	—	—	—	79	79
Stock-based compensation(1)	—	—	2	—	—	2
Balance, June 30, 2026	13,628,447	$136	$3,534	$(4)	$1,643	$5,309
Net income	—	—	—	—	122	122
Stock-based compensation(1)	—	—	2	—	—	2
Balance, September 30, 2026	13,628,447	$136	$3,536	$(4)	$1,765	$5,433

	Nine Months Ended September 30, 2025
	Common Stock
(In millions, except share amounts)	Number of Shares	Carrying Value	Other Paid-In Capital	AOCI	Retained Earnings	Total Common Stockholder's Equity
Balance, January 1, 2025	13,628,447	$136	$3,523	$(4)	$1,312	$4,967
Net income	—	—	—	—	47	47
Stock-based compensation(1)	—	—	2	—	—	2
Cash dividends declared on common stock	—	—	—	—	(30)	(30)
Balance, March 31, 2025	13,628,447	$136	$3,525	$(4)	$1,329	$4,986
Net income	—	—	—	—	62	62
Stock-based compensation(1)	—	—	1	—	—	1
Balance, June 30, 2025	13,628,447	$136	$3,526	$(4)	$1,391	$5,049
Net income	—	—	—	—	118	118
Stock-based compensation(1)	—	—	2	—	—	2
Common stock dividends declared	—	$—	$—	$—	$(90)	(90)
Balance, September 30, 2025	13,628,447	$136	$3,528	$(4)	$1,419	$5,079

(1) In the form of FE common equity granted to certain JCP&L employees primarily related to the FirstEnergy 401(k) Savings Plan.

See Combined Notes to Financial Statements of the Registrants.

JERSEY CENTRAL POWER & LIGHT COMPANY
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
(In millions)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$267	$227
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization and impairments	170	205
Transmission revenue collections, net	—	19
Deferred storm restoration expenses	(293)	(3)
Deferred income taxes and investment tax credits, net	127	82
Spent nuclear fuel disposal trust income	10	10
New Jersey temporary rate credits, net	20	(50)
Employee benefit costs, net	(20)	(17)
New Jersey ZEC refund, net (Note 9.)	55	—
Changes in current assets and liabilities-
Receivables	(83)	(43)
Prepaid taxes and other current assets	(25)	(28)
Accounts payable	52	17
Accrued taxes	(9)	2
Accrued interest	(4)	7
Accrued compensation and benefits	(3)	(3)
Other current liabilities	(22)	(8)
Cash collateral, net	5	5
Other	(1)	(45)
Net cash provided from operating activities	246	377

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	(996)	(778)
Loans with affiliated companies, net	—	(26)
Sales of investment securities held in trusts	42	89
Purchases of investment securities held in trusts	(52)	(99)
Asset removal costs	(64)	(58)
Other	1	(1)
Net cash used for investing activities	(1,069)	(873)

CASH FLOWS FROM FINANCING ACTIVITIES:
New financing-
Long-term debt	350	1,350
Short-term borrowings - affiliated companies, net	82	—
Short-term borrowings - other, net	450	11
Redemptions and repayments-
Short-term borrowings - affiliated companies, net	—	(22)
Common stock dividend payments	—	(120)
Debt issuance costs and other	(4)	(15)
Net cash provided from financing activities	878	1,204

Net change in cash, cash equivalents, and restricted cash	55	708
Cash, cash equivalents, and restricted cash at beginning of period	—	—
Cash, cash equivalents, and restricted cash at end of period	$55	$708

SUPPLEMENTAL CASH FLOW INFORMATION:
Significant non-cash transactions:
Accrued capital investments	$130	$87

See Combined Notes to Financial Statements of the Registrants.

COMBINED NOTES TO FINANCIAL STATEMENTS OF THE REGISTRANTS
(Unaudited)

1. ORGANIZATION AND BASIS OF PRESENTATION

Defined terms and abbreviations used herein have the meanings set forth in the Glossary of Terms. This is a combined set of financial statements filed separately for FirstEnergy, FE PA, and JCP&L. Unless otherwise indicated, the disclosures in these notes apply to each of the Registrants.

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

FE and its subsidiaries are principally involved in the transmission, distribution and generation of electricity. FirstEnergy’s electric operating companies comprise one of the nation’s largest investor-owned electric systems, serving over six million customers in the Midwest and Mid-Atlantic regions. FirstEnergy’s transmission operations include more than 24,000 miles of lines and two regional transmission operation centers. As of September 30, 2026, AGC and MP control 3,610 MWs of net maximum generation capacity.
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
FE PA

FE PA is incorporated in Pennsylvania and is a wholly owned subsidiary of FirstEnergy Pennsylvania Holding Company LLC, which is a wholly owned subsidiary of FE. FE PA owns property and does business as an electric public utility in Pennsylvania and New York, providing distribution services to approximately 2.1 million customers in Pennsylvania and approximately 4,000 customers in Waverly, New York. FE PA serves an area that has a population of approximately 4.5 million. FE PA complies with the regulations, orders, policies and practices prescribed by FERC, the PPUC and the NYPSC.
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

Asset held-for-sale

JCP&L had previously committed to a plan to sell its Morristown, New Jersey office building. During the third quarter of 2026, progress on the sale continued to the point that management determined it is probable the sale will close within one year, subject to customary closing conditions and applicable regulatory approvals. As a result, the carrying value of the office building has been classified as held-for-sale on the accompanying JCP&L Balance Sheets and is included within “Prepaid taxes and other” on FirstEnergy’s Consolidated Balance Sheets. Upon classification as held-for-sale, JCP&L recognized a $5 million pre-tax impairment charge, which is included within "Other operating expenses" on JCP&L’s and FirstEnergy’s Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2026. The impairment charge is included in FirstEnergy’s Integrated segment.

Revision of Previously Issued Interim Financial Statements of JCP&L

During the fourth quarter of 2025, JCP&L identified an error in the recording of certain expenses for smart meter cost of removal associated with the deployment of its AMI program, resulting in an understatement of expense on the Statements of Income and Comprehensive Income and Regulatory assets/liabilities on the Balance Sheets since 2023. The identified error impacted JCP&L's previously issued 2023 and 2024 annual financial statements, and interim periods in 2024 and 2025. JCP&L evaluated the error, and the specific impact on each affected prior period was not material, however, as a result of the cumulative impact, JCP&L determined to revise previously issued financial statements to correct the error and, in doing so, also corrected certain other previously identified immaterial errors, including the misclassification of certain retired assets. As such, JCP&L has revised the previously issued interim Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2025 and the Statement of Cash Flows and Statements of Common Stockholder’s Equity for the nine months ended September 30, 2025.

JCP&L Interim Statements of Income and Comprehensive Income

	For the Three Months Ended September 30, 2025			For the Nine Months Ended September 30, 2025
(In millions)	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Deferral of regulatory assets, net	$11	$2	$13	$(25)	$6	$(19)
Other operating expenses	158	—	158	436	4	440
Total operating expenses	692	2	694	1,677	10	1,687
Operating income	172	(2)	170	345	(10)	335
Income before income taxes	160	(2)	158	313	(10)	303
Income taxes	41	(1)	40	79	(3)	76
Net income	119	(1)	118	234	(7)	227
Comprehensive income	119	(1)	118	234	(7)	227

JCP&L Interim Statements of Common Stockholder's Equity

	For the Nine Months Ended September 30, 2025
(In millions)	As Reported	Adjustment	As Revised
Balance, January 1, 2025	$4,977	$(10)	$4,967
Net income	49	(2)	47
Balance, March 31, 2025	4,998	(12)	4,986
Net income	66	(4)	62
Balance, June 30, 2025	$5,065	$(16)	$5,049
Net income	119	(1)	118
Balance, September 30, 2025	5,096	(17)	5,079

JCP&L Interim Statements of Cash Flows

	For the Nine Months Ended September 30, 2025
(In millions)	As Reported		Adjustment	As Revised
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$234		$(7)	$227
Adjustments to reconcile net income to net cash from operating activities-
Depreciation, amortization, and impairments	199	(1)	6	205
Deferred income taxes and investment tax credits, net	85		(3)	82
Net cash provided from operating activities	381		(4)	377

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital investments	$(782)		$4	$(778)
Net cash used for investing activities	(877)		4	(873)

Net change in cash, cash equivalents, and restricted cash	$708		$—	$708
(1) Amount includes the effect of a reclassification made to conform prior period presentation to the current year presentation.

Basis of Presentation

The Registrants follow GAAP and comply with the related regulations, orders, policies and practices prescribed by the SEC, FERC, and, as applicable, the PUCO, the PPUC, the MDPSC, the NYPSC, the WVPSC, the VSCC and the NJBPU. The accompanying interim financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026, and 2025, respectively, are unaudited, but reflect all adjustments, consisting of normal recurring adjustments, that, in the opinion of management, are necessary for the fair presentation of the financial statements. The balance sheets, as of December 31, 2025, were derived from audited financial statements. The preparation of financial statements in conformity with GAAP requires management to make periodic estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities. Actual results could differ from these estimates. The reported results of operations are not necessarily indicative of results of operations for any future period.

These interim financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and disclosures normally included in financial statements and notes prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These interim financial statements should be read in conjunction with FirstEnergy’s and JCP&L’s audited financial statements and notes included in their Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026, and FE PA’s Registration Statement on Form S-4 filed with the SEC on September 1, 2026.

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

As previously disclosed in FirstEnergy’s Form 10-Q for the period ended March 31, 2026, the disclosure related to the combined assets and liabilities of the consolidated VIEs has been revised as of December 31, 2025, to exclude $243 million of liabilities. The correction was not material to FirstEnergy’s previously issued financial statements.

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

Capitalized Financing Costs
The Registrants’ capitalized financing costs were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
FirstEnergy	(In millions)
Allowance for equity funds used during construction	$33	$30	$98	$76
Capitalized interest	$22	$21	$63	$55

FE PA
Allowance for equity funds used during construction	$1	$2	$4	$3
Capitalized interest	$4	$2	$10	$7

JCP&L
Allowance for equity funds used during construction	$5	$8	$18	$21
Capitalized interest	$5	$4	$17	$10

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
Equity method investments, which are included within "Investments" on FirstEnergy’s Consolidated Balance Sheets, were approximately $17 million and $38 million as of September 30, 2026, and December 31, 2025, respectively.
Equity method investment balances as of September 30, 2026, and December 31, 2025, and earnings during the first nine months of 2026 for FE PA were immaterial.
JCP&L did not have any equity method investments as of September 30, 2026, or December 31, 2025.
Valley Link - On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the 2024 PJM RTEP Open Window, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET’s share estimated to be approximately $1 billion.

As of February 21, 2025, the relative ownership interests of the members are FET (34%), DominionHV (30%), and Transource (36%), and Valley Link will not be consolidated with FET for financial or tax reporting purposes and expects to be accounted for under equity method accounting. Investment balances as of September 30, 2026, and earnings during the first nine months of 2026 related to Valley Link were immaterial.
Grid Growth - On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship between the two members, confers governance rights to members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. As of February 13, 2026, the relative ownership interests of the members are 50% by each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. FET’s ownership interest in Grid Growth is subject to the equity method of accounting. There were no investment balances as of September 30, 2026, and no earnings were recognized during the first nine months of 2026 related to Grid Growth.
On February 12, 2026, in response to the 2025 PJM RTEP Open Window, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million.
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

Goodwill

The Registrants evaluate goodwill for impairment annually on July 31 and more frequently if indicators of impairment arise. For 2026, the Registrants performed a qualitative assessment of their reporting units' goodwill, assessing economic, industry and market considerations in addition to the reporting units' overall financial performance. Key factors used in the assessment included: growth rates, interest rates, expected capital investments, utility sector market performance, regulatory and legal developments, and other market considerations. It was determined that the fair values of these reporting units were, more likely than not, greater than their carrying values and a quantitative analysis was not necessary.

FirstEnergy's reporting units are consistent with its reportable segments and consist of Distribution, Integrated and Stand-Alone Transmission. The following table presents goodwill by reporting unit as of September 30, 2026, and as of the measurement date, July 31, 2026:

(In millions)	Distribution Segment	Integrated Segment	Stand-Alone Transmission Segment	FirstEnergy Consolidated
Goodwill	$3,222	$1,953	$443	$5,618

FE PA has a single reporting unit consistent with its single reportable segment. Goodwill as of both July 31, 2026, and September 30, 2026, was $962 million.

JCP&L has a single reporting unit consistent with its single reportable segment. Goodwill as of both July 31, 2026, and September 30, 2026, was $1,811 million.
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

ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" (Issued in September 2025): ASU 2025-06 amends the existing standard that refers to various stages of a software development project to align better with current software development methods, such as agile programming. Under the new standard, entities will start capitalizing eligible costs when management has authorized and committed to funding the software project, and when it is probable that the project will be completed and the software will be used to perform the function intended. In evaluating whether it is probable that the project will be completed, an entity is required to consider whether there is significant uncertainty associated with the development activities of the software. ASU 2025-06 is effective for the Registrants beginning with the financial statements for the first quarter of 2028, with early adoption permitted. The guidance is permitted to be applied using a prospective, retrospective or modified transition approach.

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

2. REVENUE

The disclosures in this note apply to all Registrants, unless indicated otherwise.

FirstEnergy

The following represents a disaggregation of FirstEnergy’s revenue from contracts with customers for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Distribution
Retail generation and distribution services:
Residential	$1,533	$1,333	$4,068	$3,685
Commercial	466	450	1,238	1,274
Industrial(1)	208	188	521	539
Wholesale	7	6	16	10
Other revenue from contracts with customers	22	23	58	60
Total revenues from contracts with customers	2,236	2,000	5,901	5,568
Other revenue unrelated to contracts with customers	17	20	56	63
Total Distribution	$2,253	$2,020	$5,957	$5,631

Integrated
Retail generation and distribution services:
Residential	$931	$880	$2,363	$2,186
Commercial	361	356	1,018	981
Industrial(1)	166	166	488	487
Wholesale	198	129	435	254
Transmission	128	109	396	320
Other revenue from contracts with customers	1	2	3	7
Total revenues from contracts with customers	1,785	1,642	4,703	4,235
ARP(2)	—	—	13	—
Other revenue unrelated to contracts with customers(3)	25	11	231	28
Total Integrated	$1,810	$1,653	$4,947	$4,263

Stand-Alone Transmission
ATSI	$262	$273	$839	$791
TrAIL	60	66	188	197
MAIT	148	121	435	365
KATCo	26	23	80	67
Total revenues from contracts with customers	496	483	1,542	1,420
Other revenue unrelated to contracts with customers	5	5	19	15
Total Stand-Alone Transmission	$501	$488	$1,561	$1,435

Corporate/Other, Eliminations and Reconciling Adjustments(4)
Wholesale	$8	$4	$22	$12
Eliminations and reconciling adjustments	(15)	(17)	(50)	(48)
Total Corporate/Other, Eliminations and Reconciling Adjustments	$(7)	$(13)	$(28)	$(36)

FirstEnergy Total Revenues	$4,557	$4,148	$12,437	$11,293
(1) Includes street lighting.
(2) Related to lost distribution revenues associated with energy efficiency programs in New Jersey.
(3) Includes revenues from FTRs. Due to the ENEC, FTRs have no material impact to earnings.
(4) Includes eliminations and reconciling adjustments of inter-segment revenues.

FE PA

The following table represents a disaggregation of FE PA’s revenue from contracts with customers for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by Type of Service	2026	2025	2026	2025
	(In millions)
Distribution services and retail generation
Residential	$946	$843	$2,665	$2,370
Commercial	208	190	584	541
Industrial(1)	89	85	271	240
Other(2)	12	12	31	28
Total revenues from contracts with customers	1,255	1,130	3,551	3,179
Other revenue unrelated to contracts with customers(3)	9	9	28	30
FE PA Total Revenues	$1,264	$1,139	$3,579	$3,209
(1) Includes street lighting.
(2) Includes pole attachment and wholesale revenue.
(3) Includes affiliated lease revenues from ATSI, MAIT, and KATCo, as well as late payment charges.

JCP&L

The following table represents a disaggregation of JCP&L’s revenue from contracts with customers for the three and nine months ended September 30, 2026, and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues by Type of Service	2026	2025	2026	2025
	(In millions)
Retail generation and distribution services:
Residential	$592	$574	$1,351	$1,231
Commercial	190	194	524	516
Industrial(1)	21	23	68	68
Wholesale	1	2	3	3
Transmission	78	67	240	191
Other revenue from contracts with customers	3	3	9	10
Total revenues from contracts with customers	885	863	2,195	2,019
ARP(2)	—	—	13	—
Other revenue unrelated to contracts with customers	1	1	3	3
JCP&L Total Revenues	$886	$864	$2,211	$2,022
(1) Includes street lighting.
(2) Related to lost distribution revenues associated with energy efficiency programs in New Jersey.

Customer Receivables

Receivables from contracts with customers include distribution services and retail generation sales to residential, commercial and industrial customers. Billed and unbilled customer receivables as of September 30, 2026, and December 31, 2025, are included below:

	FirstEnergy		FE PA		JCP&L
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
	(In millions)
Billed	$1,147	$939	$463	$437	$257	$178
Unbilled	707	844	234	314	138	152
	1,854	1,783	697	751	395	330
Less: Uncollectible Reserve	49	57	23	30	5	6
Total Customer Receivables	$1,805	$1,726	$674	$721	$390	$324

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

The Registrants review the allowance for uncollectible customer receivables utilizing a quantitative and qualitative assessment. Management contemplates available current information such as changes in economic factors, regulatory matters, industry trends, customer credit factors, amount of receivable balances that are past-due, payment options and programs available to customers, and the methods that the Electric Companies can utilize to ensure payment. FirstEnergy’s and JCP&L’s uncollectible risk on PJM receivables, resulting from transmission and wholesale sales, is minimal due to the nature of PJM’s settlement process and as a result there is no current allowance for doubtful accounts.

Activity in the allowance for uncollectible accounts on customer receivables for the nine months ended September 30, 2026, and for the year ended December 31, 2025, is as follows:

	FirstEnergy	FE PA	JCP&L
	(In millions)
Balance, January 1, 2025	$55	$28	$6
Provision for expected credit losses(1)(2)	94	47	8
Charged to other accounts(3)	37	16	3
Write-offs	(129)	(61)	(11)
Balance, December 31, 2025	$57	$30	$6
Provision for expected credit losses(1)(2)	57	23	5
Charged to other accounts(3)	34	15	4
Write-offs	(99)	(45)	(10)
Balance, September 30, 2026	$49	$23	$5
(1) Approximately $18 million and $31 million of which was deferred for future recovery for FirstEnergy in the nine months ended September 30, 2026, and the year ended December 31, 2025, respectively.
(2) Approximately $5 million and $8 million of which was deferred for future recovery for JCP&L in the nine months ended September 30, 2026, and the year ended December 31, 2025, respectively.
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

The following table reconciles basic and diluted EPS attributable to FE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Reconciliation of Basic and Diluted EPS	2026	2025	2026	2025

(In millions, except per share amounts)

Earnings Attributable to FE	$557	$441	$1,250	$1,069

Share count information:
Weighted average number of basic shares outstanding	579	577	578	577
Assumed exercise of dilutive share-based awards	1	1	1	1
Assumed impact of the 2029 Convertible Notes and the 2031 Convertible Notes conversion premium	—	—	1	—
Weighted average number of diluted shares outstanding	580	578	580	578
EPS Attributable to FE:
Basic EPS	$0.96	$0.76	$2.16	$1.85

Diluted EPS	$0.96	$0.76	$2.16	$1.85

For the three and nine months ended September 30, 2026, and 2025, no shares from awards were excluded from the calculation of diluted shares outstanding, as their inclusion would have been antidilutive.

The dilutive effect of the 2029 Convertible Notes and the 2031 Convertible Notes is limited to the conversion obligation in excess of the aggregate principal amount of the convertible notes being converted. As of September 30, 2026, the conversion price was $47.74 per share for both the 2029 Convertible Notes and the 2031 Convertible Notes. See Note 6., "Fair Value Measurements," of the Combined Notes to Financial Statements of the Registrants for additional information on the convertible notes.
4. PENSION AND OTHER POST-EMPLOYMENT BENEFITS

The disclosures in this note apply to all Registrants, unless indicated otherwise.
FirstEnergy provides qualified benefit plans, through the FirstEnergy Master Pension Plan and the FirstEnergy Welfare Plan, which cover substantially all employees, as well as non-qualified defined benefit plans that cover certain employees, including employees of FE PA and JCP&L. FirstEnergy’s pension and OPEB plans are neither multiemployer nor multiple-employer plans.
The Registrants recognize a pension and OPEB mark-to-market adjustment for the change in fair value of plan assets and net actuarial gains and losses annually in the fourth quarter of each fiscal year and whenever a plan is determined to qualify for remeasurement.
FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which, based on various assumptions, is currently expected to be less than $300 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. FE PA and JCP&L are not expected to make a contribution to the pension plan.
FirstEnergy’s cash flows from operating activities for the nine months ended September 30, 2026, and 2025, include approximately $33 million and $38 million, respectively, of employee benefit plan funding and related payments. FE PA’s cash flows from operating activities for the nine months ended September 30, 2026, and 2025, include approximately $4 million and $4 million, respectively, of employee benefit plan funding and related payments. JCP&L did not have any employee benefit plan funding and related payments for the nine months ended September 30, 2026, and 2025. These payments are primarily related to short-term benefit payment liabilities owed to retirees under plan obligations in the respective periods.

Service costs, net of capitalization, are reported within “Other operating expenses” on the Registrants’ Consolidated Statements of Income and Comprehensive Income. Non-service costs, other than the pension and OPEB mark-to-market adjustment, which is separately shown, are reported within “Miscellaneous income, net”, within “Other income (expense)” on the Registrants’ Consolidated Statements of Income and Comprehensive Income.

FirstEnergy

The components of FirstEnergy’s net periodic benefit costs (credits) for pension and OPEB were as follows:

FirstEnergy Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2026	2025	2026	2025
	(In millions)
Service costs	$33	$33	$1	$1
Interest costs	87	93	4	5
Expected return on plan assets	(114)	(115)	(10)	(9)
Amortization of prior service costs (credits)	—	1	—	(1)
Net periodic benefit costs (credits)	$6	$12	$(5)	$(4)
Net periodic benefit credits, net of amounts capitalized	$(14)	$(6)	$(6)	$(4)

Components of Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Nine Months Ended September 30,	2026	2025	2026	2025
	(In millions)
Service costs	$98	$98	$2	$2
Interest costs	261	280	13	15
Expected return on plan assets	(343)	(345)	(31)	(28)
Amortization of prior service costs (credit)	—	1	—	(1)
Net periodic benefit costs (credits)	$16	$34	$(16)	$(12)
Net periodic benefit credits, net of amounts capitalized	$(42)	$(19)	$(17)	$(13)

FE PA

FE PA recognizes its allocated portion of the expected cost of providing pension and OPEB to employees and their beneficiaries and covered dependents from the time employees are hired until they become eligible to receive those benefits. FE PA also recognizes its allocated portion of obligations to former or inactive employees after employment, but before retirement, for disability-related benefits.

FE PA’s net periodic benefit costs (credits) for pension and OPEB were as follows:

FE PA Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2026	2025	2026	2025
	(In millions)
FE PA’s share of net periodic benefit credits(1)	$(6)	$(4)	$(1)	$(1)
Allocated net periodic benefit costs from affiliates(1) (2)	$4	$4	$—	$—

For the Nine Months Ended September 30,
FE PA's share of net periodic benefit credits(1)	$(17)	$(13)	$(4)	$(3)
Allocated net periodic benefit costs from affiliates(1) (2)	$12	$13	$1	$1
(1) Includes amounts capitalized.
(2) In addition to the net periodic benefit costs for its current and former employees and retirees, FE PA is also allocated pension and OPEB net periodic benefit costs and credits from its affiliates, primarily FESC.

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

JCP&L’s net periodic benefit costs (credits) for pension and OPEB were as follows:

JCP&L Net Periodic Benefit Costs (Credits)	Pension		OPEB
For the Three Months Ended September 30,	2026	2025	2026	2025
	(In millions)
JCP&L's share of net periodic benefit credits(1)	$(2)	$(1)	$(4)	$(4)
Allocated net periodic benefit costs from affiliates(1) (2)	$2	$2	$—	$—

For the Nine Months Ended September 30,
JCP&L's share of net periodic benefit credits(1)	$(6)	$(3)	$(13)	$(11)
Allocated net periodic benefit costs from affiliates(1) (2)	$6	$7	$—	$—
(1) Includes amounts capitalized.
(2) In addition to the net periodic benefit costs for its current and former employees and retirees, JCP&L is also allocated pension and OPEB net periodic benefit costs and credits from its affiliates, primarily FESC.
5. INCOME TAXES
The disclosures in this note apply to all Registrants, unless indicated otherwise.

The Registrants’ interim effective income tax rates reflect the estimated annual effective income tax rates for 2026 and 2025. These tax rates are affected by estimated annual permanent items, such as AFUDC equity and other flow-through items, as well as certain discrete items.

The following table reconciles the FirstEnergy effective income tax rate to the federal income tax statutory rate for the three and nine months ended September 30, 2026, and 2025:

FirstEnergy	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions)	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes	$684		$610		$1,732		$1,556
Federal statutory income tax	$143	21.0%	$128	21.0%	$364	21.0%	$327	21.0%
Federal:
Tax credits	—	—%	(1)	(0.2)%	(7)	(0.4)%	(2)	(0.1)%
Nontaxable and Nondeductible:
AFUDC equity income	(7)	(1.0)%	(6)	(1.0)%	(20)	(1.2)%	(16)	(1.0)%
AFUDC equity depreciation	1	0.1%	1	0.2%	3	0.2%	2	0.1%
Tax related to FE's equity investment in FET	4	0.6%	4	0.7%	14	0.8%	12	0.8%
Other:
Excess deferred tax amortization	(22)	(3.2)%	(8)	(1.3)%	(48)	(2.8)%	(33)	(2.1)%
Remeasurement of excess deferred income taxes	—	—%	(70)	(11.5)%	—	—%	(70)	(4.5)%
Federal and state related flow-through	(14)	(2.0)%	(9)	(1.5)%	(26)	(1.5)%	(20)	(1.3)%
Deferred taxes associated with FET Equity Interest Sale	—	—%	6	1.0%	—	—%	6	0.4%
Other	(4)	(0.5)%	(1)	(0.2)%	4	0.1%	(4)	(0.3)%
Changes in unrecognized tax benefits	(69)	(10.1)%	—	—%	(80)	(4.6)%	—	—%
State and municipal income taxes, net of federal effect (1)	37	5.4%	34	5.6%	95	5.5%	90	5.8%
Total income taxes (2)	$69	10.1%	$78	12.8%	$299	17.3%	$292	18.8%
(1) Pennsylvania makes up the majority of FirstEnergy’s domestic state income taxes, net of federal effect.
(2) There were no amounts for the three and nine months ended September 30, 2026, or 2025, related to cross-border tax laws, changes in laws or rates, changes in valuation allowance, or foreign tax effects.

The following table reconciles the FE PA effective income tax rate to the federal income tax statutory rate for the three and nine months ended September 30, 2026 and 2025:

FE PA	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions)	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes	$192		$166		$529		$509
Federal statutory income tax	$40	21.0%	$35	21.0%	$111	21.0%	$107	21.0%
Federal:
Tax credits	—	—%	—	—%	—	—%	(1)	(0.2)%
Nontaxable and Nondeductible -
AFUDC equity income	—	—%	—	—%	(1)	(0.2)%	(1)	(0.2)%
Other -
Excess deferred tax amortization	(6)	(3.1)%	(2)	(1.2)%	(11)	(2.1)%	(5)	(1.0)%
Federal and state related flow-through	(17)	(8.9)%	(9)	(5.4)%	(27)	(5.1)%	(17)	(3.3)%
Other	(3)	(1.7)%	(2)	(1.1)%	(1)	(0.2)%	(1)	(0.2)%
Changes in unrecognized tax benefits	—	—%	—	—%	(1)	(0.2)%	—	—%
State income taxes, net of federal effect (1)	11	5.7%	10	6.0%	31	5.9%	32	6.3%
Total income taxes (2)	$25	13.0%	$32	19.3%	$101	19.1%	$114	22.4%
(1) Pennsylvania makes up FE PA's domestic state income taxes, net of federal effect.
(2) There were no amounts for the three and nine months ended September 30, 2026 and 2025, for FE PA related to changes in valuation allowances, cross-border tax laws, changes in laws or rates, or foreign tax effects.

The following table reconciles the JCP&L effective income tax rate to the federal income tax statutory rate for the three and nine months ended September 30, 2026, and 2025:

JCP&L	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
(In millions)	2026		2025		2026		2025
	Amount	%	Amount	%	Amount	%	Amount	%
Income before income taxes	$158		$158		$351		$303
Federal statutory income tax	$33	21.0%	$33	21.0%	$74	21.0%	$64	21.0%
Federal:
Tax credits	—	—%	—	—%	(1)	(0.3)%	—	—%
Nontaxable and Nondeductible:
AFUDC equity income	(1)	(0.6)%	(2)	(1.3)%	(4)	(1.1)%	(2)	(0.7)%
Other:
Excess deferred tax amortization	(4)	(2.6)%	(1)	(0.6)%	(7)	(2.0)%	(3)	(1.0)%
Federal and state related flow-through	(1)	(0.6)%	1	0.6%	(1)	(0.3)%	(3)	(1.0)%
Other	(2)	(1.4)%	(2)	(1.4)%	(2)	(0.5)%	(1)	(0.2)%
State income taxes, net of federal effect (1)	11	7.0%	11	7.0%	25	7.1%	21	7.0%
Total income taxes (2)	$36	22.8%	$40	25.3%	$84	23.9%	$76	25.1%
(1) New Jersey makes up JCP&L’s domestic state income taxes, net of federal effect.
(2) There were no amounts for the three and nine months ended September 30, 2026, or 2025, related to cross-border tax laws, changes in laws or rates, changes in valuation allowances, changes in unrecognized tax benefits, or foreign tax effects.

For federal income tax purposes, FE files a consolidated tax return, which includes JCP&L and FE PA, but excludes FET and its subsidiaries, and maintains an intercompany income tax allocation agreement for the allocation of consolidated tax liability, including corporate AMT. Subsequent to the closing of the FET Equity Interest Sale, FET and its subsidiaries file as their own consolidated group for federal income tax purposes and have their own intercompany income tax allocation agreement.

In the third quarter of 2026, FirstEnergy recognized a state tax benefit of approximately $69 million due to an uncertain tax position being effectively settled.

On February 18, 2026, the U.S. Treasury and IRS issued guidance that allows certain tax repair deductions in computing corporate AMT. As a result of this guidance, FirstEnergy reversed $18 million in corporate AMT credit carryforwards in the first quarter of 2026 related to corporate AMT incurred and paid in prior tax years by both the FE consolidated tax group and the FET consolidated tax group, none of which had an impact to the effective tax rate. Both the FE consolidated tax group and the FET consolidated tax group remain subject to the corporate AMT, but expect that this allowance for certain tax repair deductions will reduce future corporate AMT liability.

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

FirstEnergy will continue to monitor and evaluate future tax legislation, guidance from the U.S. Treasury and/or the IRS, including guidance related to the corporate AMT, and developments concerning the regulatory treatment of income taxes by FERC and/or applicable state regulatory authorities, that could negatively impact the Registrants’ cash flows, results of operations and financial condition.

6. FAIR VALUE MEASUREMENTS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

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

The Registrants primarily apply the market approach for recurring fair value measurements using the best information available. Accordingly, the Registrants maximize the use of observable inputs and minimize the use of unobservable inputs. There were no changes in valuation methodologies used as of September 30, 2026, from those used as of December 31, 2025. The determination of the fair value measures takes into consideration various factors, including but not limited to, nonperformance risk, counterparty credit risk and the impact of credit enhancements (such as cash deposits, LOCs and priority interests). The impact of these forms of risk was not significant to the fair value measurements.

The following table sets forth the recurring assets and liabilities that are accounted for at fair value by level within the fair value hierarchy as of September 30, 2026, and December 31, 2025. The balances attributable to FE PA were not material as of September 30, 2026, and December 31, 2025.

	September 30, 2026				December 31, 2025
FirstEnergy	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets	(In millions)
Derivative assets FTRs(1)	$—	$—	$43	$43	$—	$—	$21	$21
Equity securities	2	—	—	2	2	—	—	2
Debt securities(2)	—	276	—	276	—	280	—	280
Cash, cash equivalents and restricted cash(3)	132	—	—	132	99	—	—	99
Other(4)	—	50	—	50	—	56	—	56
Total assets	$134	$326	$43	$503	$101	$336	$21	$458

Liabilities
Derivative liabilities FTRs(1)	$—	$—	$(13)	$(13)	$—	$—	$(1)	$(1)
Total liabilities	$—	$—	$(13)	$(13)	$—	$—	$(1)	$(1)

Net assets	$134	$326	$30	$490	$101	$336	$20	$457
(1) Contracts are subject to regulatory accounting treatment and changes in market values do not impact earnings.
(2) Related to JCP&L’s investments held in the spent nuclear fuel disposal trusts as further discussed below.
(3) Includes restricted cash of $84 million and $42 million as of September 30, 2026, and December 31, 2025, respectively, primarily related to cash of $25 million and $40 million, respectively, collected from MP, PE and the Ohio Companies’ customers that is specifically used to service debt of their respective funding companies, and $55 million related to ZECs at JCP&L as of September 30, 2026.
(4) Primarily consists of short-term investments, of which $10 million and $17 million as of September 30, 2026, and December 31, 2025, respectively, are held by JCP&L.

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

Spent Nuclear Fuel Disposal Trusts

FirstEnergy, through JCP&L, holds debt securities within the spent nuclear fuel disposal trusts, which are classified as AFS securities, recognized at fair market value. The trust is intended for funding spent nuclear fuel disposal fees to the DOE associated with the previously owned Oyster Creek and Three Mile Island Unit 1 nuclear power facilities.

The following table summarizes the amortized cost basis, unrealized gains, unrealized losses and fair values of investments held in spent nuclear fuel disposal trusts as of September 30, 2026, and December 31, 2025:

	September 30, 2026(1)				December 31, 2025(2)
	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
	(In millions)

Debt securities	$303	$—	$(27)	$276	$290	$2	$(12)	$280
(1) Excludes short-term cash investments of $10 million as of September 30, 2026.
(2) Excludes short-term cash investments of $17 million as of December 31, 2025.

Proceeds from the sale of investments in AFS debt securities, realized losses on those sales and interest and dividend income for the three and nine months ended September 30, 2026, and 2025, were as follows for FirstEnergy and JCP&L. There were no realized gains on sales of AFS debt securities during these periods. FE PA had no such activity during the periods.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Sale proceeds	$9	59	$42	$89
Realized losses	(1)	(6)	(4)	(9)
Interest and dividend income	4	4	10	10

Other Investments

The Registrants’ other investments include but are not limited to employee benefit trusts, which are primarily invested in corporate-owned life insurance policies, and equity method investments. Earnings and losses associated with corporate-owned life insurance policies and equity method investments are reflected in the “Miscellaneous Income, net” line on the Registrants’ Consolidated Statements of Income and Comprehensive Income, as applicable. See Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants for additional information on FirstEnergy's equity method investments.

FirstEnergy - Earnings and losses associated with corporate-owned life insurance policies were less than $1 million and $8 million for the three months ended September 30, 2026, and 2025, respectively, and $10 million and $17 million for the nine months ended September 30, 2026, and 2025, respectively. Other investments were $333 million and $344 million as of September 30, 2026, and December 31, 2025, respectively, and are excluded from the amounts reported in the recurring fair value measurements and the AFS securities tables above.

FE PA - Earnings and losses associated with corporate-owned life insurance policies were immaterial for the three and nine months ended September 30, 2026, and 2025. Other investments were $13 million and $12 million as of September 30, 2026, and December 31, 2025, respectively, and are excluded from the amounts reported in the recurring fair value measurements and the AFS securities tables above.

JCP&L - Earnings and losses associated with corporate-owned life insurance policies were immaterial for the three and nine months ended September 30, 2026 and 2025. Other investment balances associated with corporate-owned life insurance policies were immaterial as of September 30, 2026 and December 31, 2025.

LONG-TERM DEBT AND OTHER OBLIGATIONS

All borrowings with initial maturities of less than one year are defined as short-term financial instruments under GAAP and are reported as “Short-term borrowings” on the Registrants’ Balance Sheets at cost. Since these borrowings are short-term in nature, the Registrants believe that their costs approximate their fair market value. The following table provides the approximate fair value and related carrying amounts of long-term debt, which excludes finance lease obligations and net unamortized debt issuance costs, unamortized fair value adjustments, premiums and discounts as of September 30, 2026, and December 31, 2025:

	September 30, 2026		December 31, 2025
Registrant	Carrying value	Fair value	Carrying value	Fair value
	(In millions)
FirstEnergy	$28,245	$26,187	$26,390	$25,756
FE PA	$4,300	$3,872	$3,750	$3,514
JCP&L	$3,400	$3,194	$3,050	$3,059

The fair values of long-term debt and other long-term obligations reflect the present value of the cash outflows relating to those securities based on the current call price, the yield to maturity or the yield to call, as deemed appropriate at the end of each respective period. The yields assumed were based on securities with similar characteristics offered by corporations with credit ratings similar to those of the Registrants. The Registrants classified short-term borrowings, long-term debt and other long-term obligations as Level 2 in the fair value hierarchy as of September 30, 2026, and December 31, 2025.

The following table summarizes the redemptions and issuances of the Registrants and their subsidiaries, as applicable, during the nine months ended September 30, 2026:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE PA	Senior Unsecured	March, 2026	5.15%	2026	$300	Redeemed senior unsecured notes that became due.
ATSI(1)	Senior Unsecured	April, 2026	4.00%	2026	$75	Redeemed senior unsecured notes that became due.
FE	Senior Unsecured Convertible Notes	May, 2026	4.00%	2026	$294	Redeemed senior unsecured convertible notes that became due.
Issuances
FE PA	Senior Unsecured	March, 2026	4.15%	2028	$300
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

MAIT(1)	Senior Unsecured	April, 2026	5.02%	2036	$250	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund other general corporate purposes.
ATSI(1)	Senior Unsecured	April, 2026	5.19%	2033	$175
Proceeds were used to: (i) repay short-term borrowings, including short-term borrowings incurred to repay at maturity $75 million aggregate principal amount of ATSI's 4.00% senior unsecured notes due 2026; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

JCP&L	Senior Unsecured	May, 2026	4.60%	2030	$350	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.
MP	FMB	May, 2026	4.45%	2029	$300	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.
CEI	Senior Unsecured	August, 2026	5.00%	2030	$500	Proceeds were used to: (i) repay short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.
(1) A wholly owned subsidiary of FET

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

2026 Convertible Notes Issuance and Conversion:

On May 4, 2023, FE issued $1.5 billion aggregate principal amount of 2026 Convertible Notes, at a rate of 4.00% per year, payable semiannually. The 2026 Convertible Notes were unsecured and unsubordinated obligations of FE, and were scheduled to mature on May 1, 2026, unless required to be converted or repurchased in accordance with their terms. Proceeds from the issuance were approximately $1.48 billion, net of issuance costs.

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

2029 Convertible Notes and 2031 Convertible Notes Issuance

On June 12, 2025, FE issued $1.35 billion aggregate principal amount of its 2029 Convertible Notes, at a rate of 3.625% per year, and $1.15 billion aggregate principal amount of its 2031 Convertible Notes, at a rate of 3.875% per year, payable semiannually. The 2029 Convertible Notes and 2031 Convertible Notes are unsecured and unsubordinated obligations of FE and will mature on January 15, 2029 and January 15, 2031, respectively, unless earlier converted or repurchased in accordance with their terms.

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

In May 2026, JCP&L issued $350 million of new 4.60% Senior Unsecured Notes due in 2030 in a private offering that included a registration rights agreement in which JCP&L agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days after the closing. Proceeds were used to repay short-term borrowings, to finance capital expenditures, for working capital and for other general corporate purposes. On June 25, 2026, JCP&L filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on July 14, 2026, and an exchange offer was launched on July 16, 2026. The exchange offer was settled on August 17, 2026.

FE PA Senior Notes and Registration Rights

On March 19, 2026, FE PA issued $300 million of 4.15% senior unsecured notes due in 2028 and $550 million of 4.55% senior unsecured notes due in 2031, in a private offering that included registration rights agreements in which FE PA agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days after the closing. On September 1, 2026, FE PA filed a registration statement on Form S-4 with the SEC, which became effective on September 15, 2026, and an exchange offer was launched on September 17, 2026, which is scheduled to close on October 30, 2026.

Shelf Registration Statement

On May 29, 2026, FE filed a shelf registration statement on Form S-3 registering up to $3 billion in aggregate amount of securities, which was declared effective by the SEC on June 15, 2026.

7. VARIABLE INTEREST ENTITIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

The Registrants perform qualitative analyses to determine whether a variable interest qualifies them as the primary beneficiary (a controlling financial interest) of a VIE. An enterprise has a controlling financial interest if it has both: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses of the entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE. The Registrants consolidate a VIE when it is determined that it is the primary beneficiary. FE PA and JCP&L do not have any consolidated or unconsolidated VIEs.

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

FirstEnergy - Consolidated VIEs

VIEs in which FirstEnergy is the primary beneficiary consist of the following, and are included in FirstEnergy’s consolidated financial statements:

•Securitization Companies
•Ohio Securitization Companies - In June 2013, the SPEs formed by the Ohio Companies issued approximately $445 million of pass-through trust certificates supported by phase-in recovery bonds to securitize the recovery of certain all-electric customer heating discounts, fuel and purchased power regulatory assets. The phase-in recovery bonds are payable only from, and secured by, phase-in recovery property owned by the SPEs. The bondholders have no recourse to the general credit of FirstEnergy or any of the Ohio Companies. Each of the Ohio Companies, as servicer of its respective SPE, manages and administers the phase in recovery property including the billing, collection and remittance of usage-based charges payable by retail electric customers. The SPEs are considered VIEs and each one is consolidated into its applicable electric company. As of September 30, 2026, and December 31, 2025, $142 million and $159 million of the phase-in recovery bonds were outstanding, respectively.

•MP and PE Environmental Funding Companies - The consolidated financial statements of FirstEnergy include environmental control bonds issued by two bankruptcy remote, special purpose limited liability companies that are indirect subsidiaries of MP and PE. Proceeds from the bonds were used to construct environmental control facilities. Principal and interest owed on the environmental control bonds is secured by, and payable solely from, the proceeds of the environmental control charges. Creditors of FirstEnergy, other than the limited liability company SPEs, have no recourse to any assets or revenues of the special purpose limited liability companies. As of September 30, 2026, and December 31, 2025, $122 million and $156 million of environmental control bonds were outstanding, respectively.

•FirstEnergy’s Consolidated Balance Sheets include restricted cash of $25 million and $40 million, respectively, as of September 30, 2026, and December 31, 2025, which is related to cash collected from MP, PE and the Ohio Companies' customers that is specifically used to service debt of their respective funding companies.

•FET

•FET is a holding company that owns equity interests in ATSI, MAIT, and TrAIL. As further discussed above, on February 2, 2023, FE entered into an agreement with Brookfield to sell an incremental 30% equity interest in FET, which closed on March 25, 2024. As of September 30, 2026, FE’s equity ownership in FET is 50.1% and Brookfield’s is 49.9%. FirstEnergy has concluded that FET is a VIE and that FE is the primary beneficiary because FE has exposure to the economics of FET and the power to direct significant activities of FET through the FESC services agreement, which represents a separate variable interest.

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

FirstEnergy - Unconsolidated VIEs

•Valley Link - Investment balances as of September 30, 2026, and earnings during the first nine months of 2026 related to Valley Link were immaterial. See Note 1., "Organization and Basis of Presentation – Equity Method Investments,” of the Combined Notes to Financial Statements of the Registrants for additional information related to Valley Link.

•Grid Growth - There were no investment balances as of September 30, 2026, and no earnings were recognized during the first nine months of 2026 related to Grid Growth. See Note 1., "Organization and Basis of Presentation – Equity Method Investments,” of the Combined Notes to Financial Statements of the Registrants for additional information related to Grid Growth.

8. ASSET RETIREMENT OBLIGATIONS

The disclosures in this note apply to all Registrants, unless indicated otherwise.

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

The following table summarizes the changes to the Registrants’ ARO balances as of September 30, 2026, and December 31, 2025.

	FirstEnergy	FE PA	JCP&L
	(In millions)
Balance, January 1, 2025	$455	$31	$8
Changes in timing and amount of estimated cash flows	(51)	—	—
Liabilities incurred	1	—	—
Liabilities settled (1)	(154)	(1)	—
Accretion	26	2	—
Balance, December 31, 2025	$277	$32	$8
Changes in timing and amount of estimated cash flows	(10)	—	—
Liabilities settled	(5)	(1)	—
Accretion	19	2	—
Balance, September 30, 2026	$281	$33	$8
(1) FirstEnergy amounts include the transfer of the McElroy’s Run CCR impoundment facility as well as the adjacent dry landfill and related remediation obligations to a subsidiary of IDA Power, LLC.

AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. In connection with the transfer, AE Supply recognized a $130 million liability in 2024, based on a 4.8% weighted average discount rate over the contract term, associated with its remaining obligation to fund the escrow account over the next five years, and derecognized the ARO, resulting in an immaterial impact to earnings. As of September 30, 2026, AE Supply has made cumulative cash payments of $68 million to the escrow account since the transfer in 2025.

During 2025 and the second quarter of 2026, FirstEnergy completed engineering studies and field analysis for certain of its legacy CCR disposal sites and determined that certain of those sites did not meet criteria to be applicable to the CCR rules. As a result, during the second quarter of 2026, FirstEnergy recorded a $10 million decrease to its ARO, all of which is included in "Other operating expenses" on the Consolidated Statements of Income and Comprehensive Income and was not capitalized as an asset retirement cost since the associated electric generation facilities are closed. See Note 10., “Commitments, Guarantees, and Contingencies - Regulation of Waste Disposal,” of the Combined Notes to Financial Statements of the Registrants.

9. REGULATORY MATTERS

The disclosures in this note apply to FirstEnergy.

Disclosures under “State Regulation,” “Pennsylvania,” “FERC Regulatory Matters,” “Transmission ROE Incentive,” “Transmission ROE Methodology,” “Transmission Planning Supplemental Projects,” “Local Transmission Planning Complaint,” “PJM Capacity Market Reforms,” and “Large Load Interconnection Rulemaking” are applicable to FE PA.

Disclosures under “State Regulation,” “New Jersey,” “FERC Regulatory Matters,” “Transmission ROE Incentive,” “Transmission ROE Methodology,” “Transmission Planning Supplemental Projects,” “Local Transmission Planning Complaint,” “PJM Capacity Market Reforms,” and “Large Load Interconnection Rulemaking” are applicable to JCP&L.

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

The EmPOWER Maryland program requires electric utilities to achieve specified energy efficiency and greenhouse gas reduction targets, which were modified by the Utility RELIEF Act to reduce certain targets for the 2027-2035 program cycles. PE's revised 2024-2026 EmPOWER plan, with a budget of approximately $314 million, was approved by the MDPSC in December 2024. PE filed its proposed 2027-2029 plan in September 2026. Beginning in 2026, PE is required to expense 100% of EmPOWER program costs as incurred, with previously deferred balances to be recovered through 2030. Legislation effective July 1, 2024 reduced the carrying costs recoverable on unamortized EmPOWER balances. PE challenged the legislation, and in August 2025 the Circuit Court for Washington County, Maryland ruled in PE's favor. The MDPSC and MDOPC appealed the decision, and oral argument before the Appellate Court of Maryland was held on September 4, 2026.

On September 1, 2026, PE filed its proposed large load tariff which would create a separate class of large load customers thereby insulating residential customers from bearing costs associated with the interconnection of large load customers to the electric system.

On September 4, 2026, PE filed with the MDPSC a distribution base rate case seeking to, among other things, increase PE’s Maryland annual base rate distribution revenues by approximately $53 million and approve a proposed three-year program focused on improving reliability. The case uses a historic test year of twelve months ending March 31, 2026, and requested an ROE of 10.6% and capital structure of approximately 54% equity and 46% debt. Evidentiary hearings are scheduled to begin January 11, 2027. A final order and new rates are expected to become effective in the second quarter of 2027.

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

Beginning in late 2023, major offshore wind developments in New Jersey were cancelled or abandoned. In response to these developments, JCP&L sought guidance from the NJBPU in 2025 regarding project scheduling while continuing to meet its contractual obligations. In August 2025, the NJBPU directed JCP&L to defer certain transmission investments for approximately 2.5 years and directed JCP&L to work with NJBPU staff and PJM to ensure alignment as to the work that is to be continued on the original timeline and the work that is to be delayed consistent with the order. Capital investments in the transmission projects totaled approximately $167 million as of September 30, 2026.

On April 22, 2026, the NJBPU issued an order finding that, among other things, continued investment in certain of the transmission infrastructure to connect offshore wind generated electricity to the grid is not in the best interest of the state or its ratepayers. In the order, the NJBPU authorized execution of an agreement with PJM to terminate the identified transmission projects, which it filed at FERC on April 23, 2026. The agreement included provisions to the effect that New Jersey’s ratepayers will remain responsible for JCP&L’s prudently incurred costs for the affected projects and a request for approval by June 23, 2026. On May 14, 2026, JCP&L filed supportive comments at FERC. On June 22, 2026, FERC accepted the termination agreement. On July 2, 2026, PJM notified JCP&L that PJM had terminated the agreements that obligated JCP&L to construct the identified projects. JCP&L expects to file an application for FERC authorization to recover the abandoned project costs.

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that provided residential customers with a $30 bill credit in July and August 2025, with JCP&L deferring the cost as a regulatory asset and recovering the amount through customer bill charges from September 2025 through February 2026; the regulatory asset has since been fully recovered.

On August 13, 2025, the NJBPU issued an Order to Show Cause reviewing JCP&L’s 2024 Annual System Performance Report, which includes information regarding JCP&L’s systems level of electric service reliability performance during the prior calendar year. Failure to attain NJBPU’s minimum reliability levels may subject JCP&L to a penalty. The NJBPU order alleges JCP&L has failed to achieve minimum reliability levels for calendar years 2022, 2023, and 2024, and directed JCP&L to file an answer demonstrating why the NJBPU should not impose certain penalties upon JCP&L for such failure, which JCP&L filed on October 10, 2025. On April 13, 2026, NJBPU staff issued a letter to JCP&L stating its intention to recommend that the NJBPU impose a penalty against JCP&L in the amount of $44 million, while also requesting a meeting with JCP&L to discuss the potential penalty recommendation and a possible resolution. On April 16, 2026, JCP&L responded in writing to the NJBPU staff welcoming the opportunity to discuss with NJBPU staff and disputing the magnitude of the recommended penalty and questioning the approach taken by NJBPU staff. JCP&L is engaged in settlement discussions with the parties and had a meeting with the NJBPU staff on July 17, 2026. A pre-hearing conference has been scheduled for October 29, 2026. JCP&L believes it is probable that it will incur a loss, but based on the status of the settlement discussions is unable to estimate the amount of any penalty and/or predict other actions that may be imposed by the NJBPU. On October 20, 2026, the NJBPU opened a new docket to review JCP&L’s attainment of the NJBPU’s minimum reliability levels for calendar year 2025.

On January 14, 2026, the NJBPU issued an order authorizing JCP&L to modify its Lost Revenue Adjustment Mechanism rate rider in its tariff. The modification allows JCP&L to recover the revenue impact of sales losses of approximately $16 million (pre-tax) primarily resulting from the implementation of JCP&L’s EE&C Plan during the one-year period from July 1, 2023, through June 30, 2024. The modification was effective February 1, 2026.

On May 21, 2026, the NJBPU issued an order concluding that certain nuclear generating units participating in the state’s ZEC program received duplicate compensation during 2024, and directed the owners of the affected generating units to refund the duplicate payments, with applicable interest, to the affected EDCs, including JCP&L. The order further directed that the refunded amounts be returned to customers through reinstated ZEC tariffs beginning June 1, 2026. On May 26, 2026, JCP&L received payment in the amount of $82 million. Also on May 26, 2026, JCP&L made the requisite compliance filing with the NJBPU requesting restoration of its ZEC tariff effective June 1, 2026, and began issuing customer refunds. Refunds are expected to continue through May 31, 2027, or until such time as the refunded balance is exhausted. As of September 30, 2026, JCP&L's regulatory liability associated with these amounts to be refunded to customers was approximately $56 million.

On July 15, 2026, the NJBPU issued an order directing a one-year transition period beginning on July 1, 2027, and ending on June 30, 2028, after which New Jersey EDCs would begin a full six-year cycle of energy efficiency programs. JCP&L’s EE&C Plan II ends on June 30, 2027. In accordance with the order, JCP&L filed its proposed transition plan with the NJBPU on September 30, 2026, which seeks to continue JCP&L’s existing cost recovery and lost revenue recovery mechanisms and contemplates a lower ROE for JCP&L’s energy efficiency programs by 150 basis points, at a proposed budget of approximately $178 million. The matter is pending before the NJBPU.

On August 6, 2026, JCP&L filed with the NJBPU a base rate case utilizing a historical test period for the 12 months ending June 30, 2026. JCP&L proposed a net increase in base distribution revenues of approximately $253 million, with an ROE of 10.2% and a capital structure of approximately 47% debt and approximately 53% equity, with an effective date of May 6, 2027. JCP&L has also proposed to offset the increase in rates for residential customers until January 1, 2028, through a new, temporary tax-adjustment rider and amortization of an existing regulatory liability during this period. The filing also proposes a new storm recovery charge rider and requests additional funding for enhanced storm response and expanded vegetation management. The NJBPU has referred the matter to the New Jersey Office of Administrative Law and discovery has begun.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. The Ohio Companies filed an application for rehearing challenging various aspects of the May 15, 2024, order, but due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Supreme Court of Ohio granted the Ohio Companies’ motion to intervene in the appeal. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the PUCO and the Ohio Companies, filed their briefs on August 26, 2025, to which OCC and NOAC replied on September 15, 2025.

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

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. On November 19, 2025, the PUCO issued an order in the rate case lifting the rate freeze and approving a net increase in base distribution revenues of the Ohio Companies of approximately $34 million, with an ROE of 9.63% and a hypothetical capital structure of 48.8% debt and 51.2% equity for all three Ohio Companies, which reflects a roll-in of current riders such as DCR and AMI. The PUCO authorized continuance of Rider DCR with a cap increase commensurate with capital investments through January 31, 2025, and approved the Ohio Companies’ proposal to change pension and OPEB recovery to the delayed recognition method. Additionally, the order authorizes recovery of certain deferred costs for storm restoration, operations and maintenance, and energy efficiency programs. As a result of the order, the Ohio Companies recognized a $352 million pre-tax impairment charge related to future recovery disallowances of certain previously capitalized amounts. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025, base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On February 18, 2026, the PUCO issued an entry on rehearing, which extended the amortization period for recovery of deferred storm restoration costs from five years to twenty-five years, subject to prudency review, and clarified the amount of the authorized increase in Rider DCR revenue caps is $14 million, subject to the Ohio Companies meeting reliability standards. With these adjustments, the rate case’s outcome is a net decrease in base distribution revenues of the Ohio Companies of approximately $5 million. The entry further ordered the Ohio Companies to file revised final tariffs and approved the Ohio

Companies’ compliance tariffs, effective March 1, 2026. On March 20, 2026, the Ohio Companies and certain other parties filed with the PUCO second applications for rehearing of the February 18, 2026, entry on rehearing. On April 14, 2026, the PUCO issued an entry on rehearing denying all applications for rehearing. On May 14, 2026, Retail Energy Supply Association and IGS Energy Supply, LLC jointly filed with the PUCO a request for clarification and application for rehearing, to which the OCC and the Ohio Companies responded on May 26, 2026. On June 10, 2026, the PUCO issued its Fourth Entry on Rehearing, denying the application for rehearing. On August 10, 2026, the Ohio Companies filed a notice of appeal with the Supreme Court of Ohio, appealing the PUCO’s actions on rehearing, including the extension of the Ohio Companies’ deferred storm cost amortization period, and the issuance of additional directives on rehearing without following procedural rules. On October 19, 2026, the Ohio Companies filed their initial brief.

On May 16, 2022, May 15, 2023, and May 15, 2024, the Ohio Companies filed their SEET applications for determination of the existence of significantly excessive earnings under ESP IV for calendar years 2021, 2022, and 2023, respectively. On May 15, 2025, the Ohio Companies filed their SEET application for determination of the existence of significantly excessive earnings under ESPs IV and V for calendar year 2024. Each application demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings. On May 11, 2026, the Attorney Examiner issued an entry consolidating the SEET proceedings for calendar years 2021 through 2024. On July 21, 2026, the Ohio Companies and the PUCO staff entered into a settlement, unopposed by OCC, stipulating that the Ohio Companies did not have significantly excessive earnings in 2021, 2022, 2023 or 2024. An evidentiary hearing was held on August 11, 2026.

On January 7, 2026, the PUCO issued an order, which directed the Ohio Companies to pay their customers, among other things, restitution and refunds totaling approximately $275 million ($213 million after-tax), which was recognized in the fourth quarter of 2025. The restitution and refunds are being provided to customers over three billing cycles, which began in February 2026. As of September 30, 2026, the Ohio Companies have issued approximately $266 million in restitution and refunds.

On May 22, 2026, the Ohio Companies filed with the PUCO a three-year rate plan, requesting approval of three consecutive, annual test periods that begin July 1, 2027 and end June 30, 2030. The application proposes a net increase in the Ohio Companies’ base distribution revenues of approximately $254 million in the first year, approximately $59 million in the second year, and approximately $80 million in the third year, with an ROE of 10.2% and a capital structure of approximately 47% debt and approximately 53% equity for all three Ohio Companies. On June 12, 2026, PUCO staff issued a deficiency letter requesting additional supplementation in certain areas, which the Ohio Companies provided on June 22, 2026. On July 1, 2026, an administrative law judge deemed the application complete and set a procedural schedule. Evidentiary hearings are set to begin March 1, 2027.

On June 12, 2026, at the PUCO’s direction, the Ohio Companies filed an application requesting approval of a proposed data center tariff which will create a separate class for data centers and ensure proper allocation of costs associated with the interconnection of large load customers to the electric system. Comments and reply comments on the proposed data center tariff were filed by various parties in August 2026.

See Note 10., “Commitments, Guarantees and Contingencies” of the Combined Notes to Financial Statements of the Registrants below for additional details on the ongoing government investigations and ongoing litigation surrounding HB 6.

PENNSYLVANIA

FE PA has five rate districts in Pennsylvania – four that correspond to the territories previously serviced by ME, PN, Penn, and WP and one rate district that corresponds to WP’s service provided to The Pennsylvania State University. The rate districts created by the PA Consolidation will not reach full rate unity until the earlier of 2033 or the conclusion of three base rate cases filed after January 1, 2025. FE PA operates under rates approved by the PPUC, effective as of January 1, 2025. FE PA operates under a DSP through the May 31, 2027 delivery period, which provides for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. In December 2024, the PPUC approved FE PA’s LTIIP III program, which contemplates an approximately $1.4 billion investment plan from 2025 through 2029 and the eligible costs of which are recoverable through FE PA’s distribution system improvement charge. FE PA may increase its LTIIP investment plan up to 20% without seeking additional PPUC approval.

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

On November 26, 2025, FE PA submitted a petition for approval of its Phase V EE&C Plan, which includes energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.01% MW, and energy consumption reduction targets, as a percentage of FE PA’s historic 2009 to 2010 reference load, at 2.00% MWh. The proposed plan includes cost recovery of approximately $390 million to be recovered through its Phase V Energy Efficiency and Conservation Charge Rider and runs for a five-year period beginning June 1, 2026, through May 31, 2031. Hearings were held on January 29, 2026. The parties reached a full settlement in principle and filed with the PPUC a Joint Petition for Complete Settlement on February 19, 2026. On March 12, 2026, the PPUC issued an order approving the settlement with limited modifications requiring FE PA to file revisions to the plan, which were filed on April 15, 2026.

On February 3, 2026, FE PA filed a proposed DSP for provision of generation for the June 1, 2027 through May 31, 2031 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. Under this DSP, supply would be provided through a mix of 12, 24, and in the case of residential customers, 60-month energy contracts, as well as spot market purchases for industrial customers. A hearing was held on June 15, 2026. FE PA reached a comprehensive settlement with certain parties, which was filed with the PPUC on July 2, 2026. On August 21, 2026, the administrative law judges issued a decision recommending that the PPUC approve, without modification, the July 2, 2026, settlement agreement. On October 26, 2026, the PPUC issued an order approving the settlement agreement with one modification that opens a new statewide proceeding to be instituted and conducted by June 1, 2027, associated with certain customer shopping protections.

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

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031. On May 6, 2026, an evidentiary hearing was held. In an order dated August 28, 2026, the WVPSC instructed MP and PE to submit additional information by December 1, 2026 and further set the filing of the next integrated resource plan for December 1, 2028.

On February 13, 2026, MP and PE filed a CPCN to construct and operate the 1,200 MW combined cycle gas turbine plant, that will be known as Maidsville Energy Center, and the 70 MWs of solar generation capacity, each referenced in their integrated resource plan above, for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as to transition to recovery in base rates once the projects are placed in-service and approved through a base rate case. Evidentiary hearings were held on July 16 and 17, 2026. A final order is expected from the WVPSC in the fourth quarter of 2026.

To support the proposed Maidsville Energy Center project schedule, FirstEnergy has entered into a reservation agreement with Siemens Energy, Inc. for turbines scheduled for delivery in 2030. As described in the CPCN case, any contemplated data center agreements utilizing the Maidsville Energy Center's output, would be expected to address customer protections, pricing, risk transfer and long-term benefit sharing for existing West Virginia customers.

On May 15, 2026, MP and PE filed a base rate proceeding proposing an increase in electric rates of $188.4 million, an approximate 10.6% increase in total revenues. The filing includes a base rate increase of $174.6 million and a proposed reliability program and surcharge of $13.8 million. As an alternative, MP and PE requested a phased approach of two increases of $37.9 million effective August 1, 2026, and $37.6 million effective June 1, 2027, with a commitment to abstain from filing another base rate case until April 1, 2028. On June 11, 2026, the WVPSC staff filed a motion to dismiss, which the WVPSC denied on July 2, 2026. The WVPSC held a hearing on the alternative two-phase approach on July 9, 2026. On July 31, 2026, the WVPSC issued an order approving the alternative two-phase approach without modification. New rates associated with the first phase became effective on August 1, 2026. The matter was appealed to the Supreme Court of Appeals of West Virginia on August 31, 2026, and remains pending before the court. MP and PE cannot predict the outcome of this appeal.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contended that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income and Comprehensive Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025, and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings. On June 25, 2026, FERC issued an order on remand directing ATSI to submit a compliance filing within 30 days to remove the RTO incentive and make refunds with interest within 30 days for the period beginning February 24, 2022, through the date of the refund. On July 22, 2026, FERC approved ATSI’s subsequent request to defer the deadline to issue refunds until February 28, 2027, in order to accommodate the PJM and MISO processes for processing refunds as directed by FERC’s order. On July 27, 2026, ATSI submitted to FERC a filing to amend its formula rate to remove on a going-forward basis 50 basis points of authorized earnings in compliance with FERC’s orders. FirstEnergy also filed a request for rehearing on July 27, 2026, arguing that the Federal Power Act limited the refund period to 15 months. On August 27, 2026, FERC denied the request for rehearing by operation of law. On October 21, 2026, ATSI appealed FERC’s June 25, 2026, order to the Sixth Circuit. As of September 30, 2026, ATSI’s estimated refund obligation, including interest, totaled approximately $51 million, which is recorded in “Regulatory liabilities” on FirstEnergy’s Consolidated Balance Sheets.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis; provided however, due to the Sixth Circuit’s ruling in the Transmission ROE Incentive matter described above, ATSI revised the ROE in its transmission rates effective August 1, 2026.

Transmission Planning Supplemental Projects

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Subsequently, intervenors expanded the scope of this proceeding to all of the transmission utilities in the PJM market, including JCP&L. ATSI and the other transmission utilities in Ohio and in the PJM market filed comments. The matter is pending before FERC.

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

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome, which FERC denied on February 2, 2026. The complainants asserted that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid; and (ii) would be constructed with different routing than originally proposed. On February 2, 2026, FERC denied the complaint and on April 3, 2026, FERC denied the rehearing request filed by the complainants on March 4, 2026. On June 22, 2026, FERC affirmed its February 2, 2026, order denying the complaint. The deadline to appeal has passed and FERC’s order is final.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 RTEP Open Window process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

PJM Capacity Market Reforms

On January 16, 2026, the Trump administration and the governors of all thirteen PJM states released a Statement of Principles Regarding PJM. This Statement of Principles is designed to, among other things, increase capacity available in the PJM market. On July 27, 2026, the PJM Board of Managers announced its plans to procure up to 6,800 MWs of capacity resources, the costs of which would be allocated to load-serving entities. On July 31, 2026, PJM filed its proposed reliability backstop procurement set of tariff amendments at FERC, which proposal called for PJM to procure 6,800 MWs of new capacity resources in the fourth quarter of 2026 and calls for the costs of the procurement to be charged to load-serving entities. PJM’s proposal also provides that, if a transmission owner exits PJM, at and after such exit, the costs are to be charged to the transmission owner. On August 21, 2026, FirstEnergy filed protests at FERC arguing, among other things, that PJM had failed to demonstrate that the proposal to charge the costs to exiting transmission owners is “just and reasonable” as required by the Federal Power Act. On September 29, 2026, FERC issued an order suspending PJM’s proposed reliability backstop procurement tariff amendments until February 28, 2027, and instituting further proceedings. FERC further invited PJM to submit a second set of tariff amendments to address the issues that were identified in the September 29, 2026, order. On September 30, 2026, PJM announced the procurement would not begin as previously scheduled. FirstEnergy expects it will continue to participate in the PJM stakeholder processes and FERC proceedings.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including AI data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025, as the deadline for initial comments and December 5, 2025, as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments. On June 18, 2026, FERC established a “show cause” proceeding for PJM and the PJM transmission owners, while also establishing similar dockets for each of the other RTOs and ISOs and their respective transmission owners. FERC is using the “show cause” proceeding as a means for the affected transmission owners to submit tariff revisions to address the requirements needed to interconnect and serve customers seeking transmission service on behalf of large loads. On July 28, 2026, PJM filed a motion with FERC advising of its plans to submit the compliance filing in mid-November 2026, which FERC accepted on August 14, 2026. On August 17, 2026, the PJM transmission owners filed a partial compliance filing to set a rate for interim network integration transmission service. On September 22, 2026, FERC issued an order dismissing all requests for rehearing and clarified that the June 18, 2026, order made no final determination and that the matter is in abeyance pending submission of the compliance filing. FirstEnergy is unable to predict the outcome of this proceeding.

Utility RELIEF Act and Related FERC Complaint

The Utility RELIEF Act, which became effective July 1, 2026, requires all transmission utilities within Maryland to participate as members in an RTO. On July 2, 2026, the Maryland Energy Administration, MDOPC, and MDPSC filed a complaint at FERC against PE, Valley Link Maryland, and all other Maryland transmission owners. The complaint seeks a FERC order directing the Maryland transmission owners to remove the RTO 50 bps ROE adder incentive from each of their transmission rates. The Maryland Energy Administration, MDOPC, and MDPSC seek to apply FERC’s rulings that remove the RTO incentive from transmission rates when state laws require RTO participation. The complaint requested that any RTO incentive adders collected after July 1, 2026, be refunded. On August 5, 2026, PE and its affiliate, Valley Link Maryland, each responded to the complaint. The Maryland Energy Administration, MDOPC, and MDPSC filed a response on September 3, 2026, to which PE and Valley Link Maryland each responded on September 18, 2026. The Maryland Energy Administration, MDOPC, and MDPSC filed a response on October 5, 2026, to which PE responded on October 20, 2026.

PJM Interim Resource Adequacy Service

On August 13, 2026, PJM filed with FERC its interim resource adequacy service proposal, which would permit curtailment to data centers that did not bring their own supply of new generation resources. On September 3, 2026, FirstEnergy filed a limited protest of certain elements of PJM’s filing. On October 12, 2026, FERC issued an order accepting PJM’s proposed large load definition and PJM’s proposal to establish a registry to log and track such large loads. FERC rejected all of the remaining elements of PJM’s proposal without prejudice.

Winter Storm Fern

On October 6, 2026, MP filed a complaint at FERC against PJM alleging that PJM’s Day-Ahead Market dispatch order during Winter Storm Fern in January and February 2026 was not consistent with the PJM Tariff and resulted in approximately $145 million in Winter Storm Fern-related net wholesale power costs being incurred by MP, which otherwise would be recovered from MP’s and PE’s West Virginia retail customers through the ENEC. On October 26, 2026, PJM filed its answer to MP’s complaint and a motion to dismiss. The matter is pending before FERC.

10. COMMITMENTS, GUARANTEES AND CONTINGENCIES

The disclosures in this note apply to all Registrants, unless indicated otherwise.

GUARANTEES AND OTHER ASSURANCES

The Registrants have various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. The Registrants enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amounts of future payments the Registrants could be required to make under these guarantees as of September 30, 2026, are summarized below:

FirstEnergy Guarantees and Other Assurances	Maximum Exposure
(In millions)
FE’s Guarantees on Behalf of its Consolidated Subsidiaries
Deferred compensation arrangements	$388
Vehicle leases	75
Transfer of McElroy’s Run CCR impoundment facility	107
Other	15
585
FE’s Guarantees on Other Assurances
Surety bonds	160
Deferred compensation arrangements	89
LOCs	187
436
Total FirstEnergy Guarantees and Other Assurances	$1,021

FE PA and JCP&L Guarantees and Other Assurances	Maximum Exposure
	FE PA	JCP&L
	(In millions)
Guarantees on Other Assurances
Surety bonds	$27	$20
LOCs	19	8
Total Guarantees and Other Assurances	46	28

In 2025, FET, DominionHV and Transource entered into an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of September 30, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million. On October 21, 2026, Valley Link amended its credit facility, increasing FET’s maximum support obligation to $221 million.

COLLATERAL AND CONTINGENT-RELATED FEATURES

In the normal course of business, the Registrants may enter into physical or financially settled contracts for the sale and purchase of electric capacity, energy, fuel and emission allowances. Certain agreements contain provisions that require the Registrants to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon the Registrants’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty.

These credit-risk-related contingent features stipulate that if any such subsidiary were downgraded or lost its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. The following tables disclose the potential additional credit rating contingent contractual collateral obligations of the Registrants as of September 30, 2026:

	Potential Collateral Obligations
FirstEnergy	Electric Companies and Transmission Companies	FE	Total
	(In millions)
Contractual obligations for additional collateral
Upon downgrade	$63	$1	$64
Surety bonds (collateralized amount)(1)	113	131	244
Total FirstEnergy Exposure from Contractual Obligations	$176	$132	$308
(1) Surety bonds are not tied to a credit rating. Surety bonds’ impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $20 million of surety bond obligations for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

	Potential Collateral Obligations
	FE PA	JCP&L
Contractual obligations for additional collateral	(In millions)
Upon downgrade	$—	$63
Surety bonds (collateralized amount)(1)	25	20
Total Exposure from Contractual Obligations	$25	$83
(1) Surety bonds are not tied to a credit rating, and their impact assumes maximum contractual obligations, which is ordinarily 100% of the face amount of the surety bond except with respect to $6 million of surety bond obligations for FE PA for which the collateral obligation is capped at 60% of the face amount, and typical obligations require 30 days to cure.

The following table provides the amount of collateral posted by the Registrants in the form of LOCs and the amount of net cash collateral that the Registrants are holding from certain generation suppliers as of September 30, 2026:

	As of September 30, 2026
Registrant	Collateral Posted in the Form of LOCs	Cash Collateral Held from Certain Generation Suppliers(1)
	(In millions)
FirstEnergy	$187	$42
FE PA	$19	$20
JCP&L	$8	$6
(1) These amounts are included in "Other current liabilities" on the Registrants’ respective Balance Sheets.

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

The disclosures below apply to FirstEnergy and the disclosures under “Regulation of Waste Disposal,” are also applicable to FE PA and JCP&L.

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

In January 2025, Executive Order 14154 was issued and, among other deregulatory actions, directed the EPA Administrator to make recommendations on the “legality and continuing applicability” of the EPA’s 2009 Endangerment Finding, which forms the basis for the EPA's GHG regulations. On March 12, 2025, the EPA announced a series of planned deregulatory actions that it would be taking related to such executive order, including reconsideration of the regulations to limit power plant GHG emissions. On July 29, 2025, the EPA announced a proposal to rescind its 2009 Endangerment Finding. On February 12, 2026, the EPA issued a final rule rescinding its 2009 Endangerment Finding, thereby eliminating the basis for much of the EPA’s regulation of

GHG emissions. On February 18, 2026, the first of several petitions for review were filed at the D.C. Circuit challenging the rescission by the EPA and multiple lawsuits opposing the EPA’s rescission were filed thereafter. Depending on the outcome of this litigation, which is expected to be extensive, and any future EPA actions, compliance with the GHG emissions limits could require additional capital expenditures or changes in operation at the Fort Martin and Harrison power stations.

On May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. On April 25, 2024, the EPA issued a final rule, which we refer to as the GHG rule, that imposed stringent GHG emissions limitations on power plants based on fuel type and unit retirement date. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which include MP as a member, filed petitions for review of the GHG rule in the D.C. Circuit. The D.C. Circuit subsequently granted a motion from the EPA placing the litigation in abeyance until further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal the GHG rule. On September 17, 2026, the EPA issued a final rule partially repealing the 2024 GHG Rule that eliminates the carbon capture and sequestration and co-firing requirement of fossil generation. At the same time, the EPA issued a proposed rule repealing all GHG rules. Legal challenges to the partial repeal have been filed. Midwest Ozone Group and Electric Generators for a Sensible Transition have filed as intervenors supporting the September 17, 2026, EPA rulemakings. The EPA’s repeal of the GHG rule is expected to be challenged in federal court. FirstEnergy continues to evaluate the impact of federal GHG regulations on its operations, it cannot predict the outcome of any of these regulatory actions or the associated litigation.

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

FirstEnergy continues to monitor climate change policies at both the federal and state level. In light of the pending legal challenges discussed above, FirstEnergy is unable to predict the impact on its business and operations.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits were renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025, for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired electric generation facilities that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Act Group filed a motion to stay the rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions and motions for stay have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. On October 10, 2024, the U.S. Court of Appeals for the Eighth Circuit denied the motions for stay. Depending on the outcome of appeals and the EPA’s review, compliance with the 2024 ELG rule could require additional capital expenditures or changes in operation at closed and active landfills, and at the Fort Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. On February 19, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the U.S. Court of Appeals for the Eighth Circuit, seeking to hold the litigation in abeyance for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 28, 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA’s motion. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the 2024 ELG rule. On December 31, 2025, the EPA published a final ELG Deadline Extensions Rule extending certain compliance deadlines included in the 2024 ELG Rule by five years.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generation facilities. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. As of September 30, 2026, AE Supply has made cumulative cash payments of $68 million to the escrow account since the transfer in 2025.

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

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of September 30, 2026, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $92 million ($74 million at JCP&L, none at FE PA) have been accrued through September 30, 2026, of which approximately $66 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020, and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017, and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by making alleged misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the Sixth Circuit seeking to appeal that order. On August 13, 2025, the Sixth Circuit vacated the S.D. Ohio’s order granting class certification. On November 6, 2025, the S.D. Ohio held oral argument to further consider class certification in light of the Sixth Circuit’s decision. On April 30, 2026, the S.D. Ohio issued an order recertifying plaintiffs’ proposed class. FE filed a petition in the Sixth Circuit to appeal that order on May 14, 2026, which was granted on September 28, 2026. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

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
11. SEGMENT INFORMATION
The disclosures in this note apply to all Registrants, unless indicated otherwise.
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

FirstEnergy’s Integrated segment includes the distribution and transmission operations of JCP&L, MP and PE, as well as MP’s regulated generation operations. The Integrated segment distributes electricity to approximately 2 million customers in New Jersey, West Virginia and Maryland across its distribution footprint; provides transmission infrastructure in New Jersey, West Virginia, Maryland and Virginia to transmit electricity and operates 3,610 MWs of regulated generation capacity located primarily in West Virginia and Virginia, which includes three solar generation sites, representing 30 MWs of generation capacity. The segment’s results reflect the costs of securing and delivering electric generation to customers, including the deferral and amortization of certain costs. Additionally, on February 13, 2026, MP and PE filed a CPCN to construct and operate the 1,200 MW combined cycle gas turbine plant, that will be known as Maidsville Energy Center, and the 70 MWs of solar generation capacity, each referenced in their integrated resource plan above, for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. See Note 9., “Regulatory Matters,” of the Combined Notes to Financial Statements of the Registrants for additional details.

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
FirstEnergy’s Corporate/Other reflects corporate support and other costs not charged or attributable to the Electric Companies or Transmission Companies, including FE’s retained pension and OPEB assets and liabilities of former subsidiaries, interest expense on FE’s holding company debt and other investments or businesses that do not constitute an operating segment. Reconciling adjustments for the elimination of inter-segment transactions are shown separately in the following table of Segment Financial Information. Included in Corporate/Other for segment reporting is 67 MWs of generation capacity, representing AE Supply’s OVEC capacity entitlement. As of September 30, 2026, Corporate/Other had approximately $7.6 billion of external FE holding company debt.

Financial information for FirstEnergy’s reportable segments and reconciliations to consolidated amounts is presented below:

(In millions) For the Three Months Ended	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated

September 30, 2026
External revenues	$2,244	$1,809	$496	$4,549	$8	$—	$4,557
Internal revenues	9	1	5	15	—	(15)	—
Total revenues	$2,253	$1,810	$501	$4,564	$8	$(15)	$4,557
Other operating expenses(1)	656	600	82	1,338	(13)	(2)	1,323
Depreciation(1)	165	144	100	409	18	—	427
Amortization (deferral) of regulatory assets, net	42	(146)	1	(103)	—	—	(103)
Interest expense(1)	110	85	89	284	91	(30)	345
Income taxes (benefits)(1)	45	60	44	149	(80)	—	69
Other expense (income) items(2)	951	862	100	1,913	(4)	30	1,939
Earnings (losses) attributable to FE	284	205	85	574	(17)	—	557
Cash Flows from Investing Activities:
Capital investments	$544	$581	$485	$1,610	$(23)	$—	$1,587

September 30, 2025
External revenues	$2,010	$1,651	$483	$4,144	$4	$—	$4,148
Internal revenues	10	2	5	17	—	(17)	—
Total revenues	$2,020	$1,653	$488	$4,161	$4	$(17)	$4,148
Other operating expenses(1)	570	337	75	982	(3)	(3)	976
Depreciation(1)	165	141	92	398	19	—	417
Amortization of regulatory assets, net	46	42	1	89	—	—	89
Interest expense(1)	101	75	83	259	85	(32)	312
Income taxes (benefits)(1)	48	60	(21)	87	(9)	—	78
Other expense (income) items(2)	860	815	136	1,811	(8)	32	1,835
Earnings (losses) attributable to FE	230	183	122	535	(94)	—	441
Cash Flows from Investing Activities:
Capital investments	$416	$508	$412	$1,336	$(20)	$—	$1,316

For the Nine Months Ended
September 30, 2026
External revenues	$5,929	$4,944	$1,542	$12,415	$22	$—	$12,437
Internal revenues	28	3	19	50	—	(50)	—
Total revenues	$5,957	$4,947	$1,561	$12,465	$22	$(50)	$12,437
Other operating expenses(1)	2,034	1,690	256	3,980	(24)	(8)	3,948
Depreciation(1)	494	425	295	1,214	58	—	1,272
Amortization (deferral) of regulatory assets, net	(375)	(414)	4	(785)	—	—	(785)
Interest expense(1)	327	246	262	835	264	(91)	1,008
Income taxes (benefits)(1)	142	144	137	423	(124)	—	299
Other expense (income) items(2)	2,662	2,375	334	5,371	(17)	91	5,445
Earnings (losses) attributable to FE	673	481	273	1,427	(177)	—	1,250
Cash Flows from Investing Activities:
Capital investments	$1,335	$1,587	$1,235	$4,157	$30	$—	$4,187

(In millions)	Distribution	Integrated	Stand-Alone Transmission	Total Reportable Segments	Corporate/ Other	Reconciling Adjustments	FirstEnergy Consolidated
September 30, 2025
External revenues	$5,602	$4,259	$1,420	$11,281	$12	$—	$11,293
Internal revenues	29	4	15	48	—	(48)	—
Total revenues	$5,631	$4,263	$1,435	$11,329	$12	$(48)	$11,293
Other operating expenses(1)	1,831	980	247	3,058	(45)	(8)	3,005
Depreciation(1)	490	418	275	1,183	60	—	1,243
Amortization (deferral) of regulatory assets, net	(71)	47	4	(20)	—	—	(20)
Interest expense(1)	301	208	237	746	253	(100)	899
Income taxes (benefits)(1)	151	135	55	341	(49)	—	292
Other expense (income) items(2)	2,320	2,040	339	4,699	6	100	4,805
Earnings (losses) attributable to FE	609	435	278	1,322	(253)	—	1,069
Cash Flows from Investing Activities:
Capital investments	$976	$1,336	$1,161	$3,473	$66	$—	$3,539

As of September 30, 2026
Total assets	$21,919	$22,110	$15,649	$59,678	$1,788	$(1,638)	$59,828
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618

As of December 31, 2025
Total assets	$20,653	$20,352	$14,903	$55,908	$1,793	$(1,797)	$55,904
Total goodwill	$3,222	$1,953	$443	$5,618	$—	$—	$5,618
(1) FirstEnergy considers this line to be a significant expense.
(2) Consists of Fuel, Purchased power, General taxes, Debt redemption costs, Miscellaneous income, net, Capitalized financing costs, and Income attributable to noncontrolling interest.
FE PA

FE PA has one operating segment, which is the entire entity. FE PA's Consolidated Statements of Income and Comprehensive Income are consistent with the internal financial reports used by FE PA's President, its CODM. FE PA's CODM uses net income to regularly assess performance and considers actual versus budget variances to make operating decisions and allocate resources. FE PA considers Other operating expenses, Provision for depreciation, General taxes, Interest expense and Income taxes to be significant expenses. See FE PA’s Consolidated Statements of Income and Comprehensive Income. Total Assets are reported on FE PA’s Consolidated Balance Sheets, and Capital investments are reported within Cash Flows from Investing on FE PA’s Consolidated Statements of Cash Flows.
JCP&L

As of January 1, 2026, JCP&L made changes in how management evaluates operating performance and allocates resources. As a result of these changes, JCP&L reassessed its operating segments and determined that its operations are now managed as a single integrated business. Historically, JCP&L reported two operating segments, Distribution and Transmission. Accordingly, JCP&L changed its external segment reporting to present its results, including comparative periods, as a single reportable segment for the first nine months of 2026, and reclassified prior periods for comparability. There are no changes to JCP&L’s significant expenses, measure of profit or loss, or other segment items. Similarly, JCP&L’s goodwill reporting units were also changed to a single reporting unit as of January 1, 2026.

JCP&L’s Statements of Income and Comprehensive Income are consistent with the internal financial reports used by JCP&L's President, its CODM. JCP&L’s CODM uses net income to regularly assess performance, including considering actual versus budget variances to make operating decisions and allocate resources. JCP&L considers Other operating expenses, Provision for depreciation and Interest expense to be significant expenses. See JCP&L’s Statements of Income and Comprehensive Income. Total Assets are reported on JCP&L’s Balance Sheets and Capital investments are reported within Cash Flows from Investing on JCP&L’s Statement of Cash Flows.

12. TRANSACTIONS WITH AFFILIATES

The disclosures in this note apply to FE PA and JCP&L only.

FE does not bill directly or allocate any of its costs to any subsidiary company. FESC provides corporate support and other services, including executive administration, accounting and finance, risk management, human resources, corporate affairs, communications, information technology, legal services and other similar services at cost, in accordance with its cost allocation manual, to affiliated FirstEnergy companies under FESC agreements. Allocated costs are for services that are provided on behalf of more than one company, or costs that cannot be precisely identified and are allocated using formulas developed by FESC. Intercompany transactions are generally settled under commercial terms within thirty days. FE PA and JCP&L can also receive charges from and charge affiliates other than FESC at cost.

FE PA and JCP&L recognize an allocation of the net periodic pension and OPEB costs/credits from their affiliates, primarily FESC.

Under the FirstEnergy regulated money pool, FE PA and JCP&L have the ability to borrow from their regulated affiliates and FE to meet their short-term working capital requirements. Affiliated company notes receivables and payables related to the money pool are reported as Notes receivable from affiliated companies or Short-term borrowings - affiliated companies on their respective Balance Sheets. Affiliate accounts receivable and accounts payable balances relate to intercompany transactions that have not yet settled through the FirstEnergy money pool.

FE PA and JCP&L are party to an intercompany income tax allocation agreement with FE and its subsidiaries (excluding FET and its subsidiaries) that provides for the allocation of consolidated tax liabilities.

FE PA

The affiliated company transactions for FE PA for the three and nine months ended September 30, 2026, and 2025, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenues (1)	$4	$5	$13	$16

Expenses:
FESC support services (2)	74	67	211	212
Other affiliate support services (2)	(12)	(11)	(35)	(33)
Interest income	4	4	15	13
Interest expense	6	6	18	18
(1) Includes ground lease revenues from MAIT, KATCo and ATSI.
(2) Includes amounts capitalized of $35 million and $27 million for the three months ended September 30, 2026, and 2025, respectively, and $92 million and $79 million for the nine months ended September 30, 2026, and 2025, respectively.

JCP&L

The affiliated company transactions for JCP&L for the three and nine months ended September 30, 2026, and 2025, respectively, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(In millions)
Revenues	$—	$—	$1	$1

Expenses:
FESC support services (1)	46	43	131	135
Other affiliate support services (1)	5	3	18	8
Interest income	—	1	—	1
Interest expense	4	3	9	6
(1) Includes amounts capitalized of $23 million and $19 million for the three months ended September 30, 2026, and 2025, respectively, and $64 million and $57 million for the nine months ended September 30, 2026, and 2025, respectively.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

FIRSTENERGY CORP.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q discusses the three and nine months ended September 30, 2026, and year-over-year comparisons between the three and nine months ended September 30, 2026, and 2025, and should be read in conjunction with FirstEnergy’s interim financial statements and notes included in this Form 10-Q, and FirstEnergy’s audited financial statements, notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of its Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.

EXECUTIVE SUMMARY AND RECENT DEVELOPMENTS

Company Overview

FirstEnergy is dedicated to integrity, safety, reliability and operational excellence and is principally involved in the transmission, distribution and generation of electricity through its reportable segments: Distribution, Integrated and Stand-Alone Transmission. Its electric distribution companies form one of the nation's largest investor-owned electric systems, serving over 6 million customers in Ohio, Pennsylvania, New Jersey, West Virginia, Maryland and New York. FirstEnergy’s transmission subsidiaries operate more than 24,000 miles of transmission lines that connect the Midwest and Mid-Atlantic regions and two regional transmission operation centers. As of September 30, 2026, AGC and MP control 3,610 MWs of net maximum generation capacity.

Segment Overview

See Note 11., “Segment Information,” of the Combined Notes to Financial Statements of the Registrants.

Investment Strategy

FirstEnergy invests in both its regulated operations to improve reliability and the customer experience, and its people to attract, retain and develop talented and engaged employees to carry out its strategy.

FirstEnergy is uniquely positioned to take advantage of data center growth, both in its service territory and across the region. As of October 27, 2026, FirstEnergy has contracted approximately 8 GWs of capacity and was in active negotiations concerning approximately 4 GWs of additional load. FirstEnergy expects this load growth to drive an increase in the 2027 to 2031 Energize365 investment plan, compared to the current 2026 to 2030 Energize365 investment plan, which is expected to further enhance FirstEnergy’s long-term earnings growth profile.

FirstEnergy’s customer-focused Energize365 investment plan for 2026 to 2030 is $36 billion, approximately 25% higher than the previous 2025 to 2029 five-year plan, and aims to strengthen the grid, improve reliability and support growing customer demand. Through the Energize365 program, system-wide capital investments from 2026 to 2030 are expected to include 28% in the Distribution segment, 35% in the Integrated segment, and 35% in the Stand-Alone Transmission segment, focused on the following:

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
•Upgrading system conditions that enhance reliability; and
•Transmission projects awarded through the PJM RTEP Open Window to address regional expansion projects, including incremental opportunities submitted by FET through its subsidiaries.
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

Finance

FirstEnergy aims to execute its Energize365 investment plan through a strengthened financial position. Energize365 capital investments included in the current five-year plan are expected to be funded with a combination of organic cash flows and the issuance of debt, including hybrid securities. The financing plan for the current $36 billion 2026 to 2030 investment program includes up to $2 billion of equity or equity-like securities through 2030. Additionally, FirstEnergy may issue its common equity to fund capital expenditures in its 2026 through 2030 planning period averaging approximately 1% of its now current market capitalization in each year of the planning period, subject to market conditions and other factors. FirstEnergy believes it has optimized its financing plan to retain flexibility in an uncertain interest rate environment.

On March 30, 2026, Moody’s revised FE’s outlook to positive from stable. Moody’s also affirmed FE’s ratings, including its Baa3 Issuer and senior unsecured ratings.

On September 15, 2026, Fitch affirmed the ratings of FE and all subsidiaries. Fitch also affirmed the outlook of FE and all subsidiaries excluding OE, CEI, and TE whose outlooks were revised to stable.

On October 23, 2026, FE, the Electric Companies, Transmission Companies, and FET, each entered into an amended credit facility to, among other things: (i) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2029 to October 18, 2030 for the KATCo credit facility, (b) from October 20, 2030 to October 20, 2031 for the FET credit facility and (c) from October 18, 2029 to October 18, 2030 for the remaining Amended Credit Facilities; (ii) allow for the option to extend the Credit Agreement by up to two additional one-year periods; and (iii) increase the letters of credit commitment amount from $100 million to $400 million for the MP and PE credit facility.

Dividend Growth

FirstEnergy continues to return value to shareholders. In February 2026, the FE Board declared a $0.02 per share increase in the quarterly cash common stock dividend to $0.465 per share, payable June 1, 2026, representing a 4.5% increase compared to dividends declared in 2025. In September 2026, the FE Board declared a quarterly cash common stock dividend of $0.465 per share payable December 1, 2026. Modest dividend growth is expected to enable enhanced shareholder returns, while still allowing for continued substantial regulated investments. Dividend payments are subject to declaration by the FE Board, and future dividend decisions determined by the FE Board may be impacted by earnings, cash flows, credit metrics and general economic and other business conditions.

Significant PJM RTEP Open Window Projects

On February 21, 2025, FET, DominionHV and Transource entered into the Valley Link Operating Agreement, which established the general framework for Valley Link and the Valley Link Subsidiaries to accept, design, develop, construct, own, operate and finance those transmission projects awarded by PJM to Valley Link. This general framework includes parameters regarding the relationship among the three members, confers governance rights to its members so long as certain ownership percentages are maintained, as described below, and defines the list of projects that Valley Link will have the right to develop. Valley Link is the owner of the Valley Link Subsidiaries, which are organized in various states. On February 26, 2025, in response to the 2024 PJM RTEP Open Window, PJM awarded two electric transmission projects to Valley Link estimated to be approximately $3 billion, with FET’s share estimated to be approximately $1 billion.

On February 13, 2026, FET and Transource entered into the Grid Growth Operating Agreement, which established the general framework for Grid Growth to accept, design, develop, construct, own, operate and finance certain transmission projects awarded by PJM to certain of the subsidiaries of Grid Growth. This general framework includes parameters regarding the relationship between the two members, confers governance rights to its members so long as certain ownership percentages are maintained and defines the list of projects that Grid Growth will have the right to develop. The relative ownership interests of the members under the Grid Growth Operating Agreement are 50% for each of FET and Transource. Grid Growth is the sole owner of Grid Growth Ohio and owns an 80% interest in Grid Growth EHV, with Transource owning the remaining interest. On February 12, 2026, in response to the 2025 PJM RTEP Open Window, PJM awarded a project to Grid Growth estimated to be approximately $1 billion, with FET’s share estimated to be approximately $448 million.

Regulatory Matters - Maryland

On September 4, 2026, PE filed with the MDPSC a distribution base rate case seeking to, among other things, increase PE’s Maryland annual base rate distribution revenues by approximately $53 million and approve a proposed three-year program focused on improving reliability. The case uses a historic test year of twelve months ending March 31, 2026, and contemplates a requested ROE of 10.6% with no proposed changes to PE’s current capital structure of approximately 54% equity and 46% debt. Evidentiary hearings are scheduled to begin January 11, 2027. A final order and new effective rates are expected in the second quarter of 2027.

On May 12, 2026, the governor of Maryland signed the Utility RELIEF Act into law. Among other things, the legislation temporarily limits the use of forecasted costs in certain rate proceedings, modifies the standards by which the MDPSC may approve multi-year rate plans, mandates RTO participation, requires additional review of utility spending and cost recovery, eliminates certain utility earnings incentives, imposes restrictions on recovery of certain administrative compensation costs and includes provisions designed to allocate certain transmission and distribution upgrade costs associated with large-load customers, including data centers, to those customers rather than to the broader customer base. FirstEnergy continues to monitor the full extent of the legislation’s impacts, but the Utility RELIEF Act may affect PE’s timing and amount of cost recovery, authorized returns, customer rate structures, infrastructure investment planning, and future earnings opportunities. See “Outlook - State Regulation - Maryland” and “Outlook – FERC Regulatory Matters – Utility RELIEF Act and Related FERC Complaint,” in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more fulsome discussion of the current Utility RELIEF Act impacts to PE.

Regulatory Matters – New Jersey

On August 6, 2026, JCP&L filed with the NJBPU a base rate case utilizing a historical test period for the 12 months ending June 30, 2026. JCP&L proposed a net increase in base distribution revenues of approximately $253 million, with an ROE of 10.2% and a capital structure of approximately 47% debt and approximately 53% equity, with an effective date of May 6, 2027. JCP&L has also proposed to offset the increase in rates for residential customers until January 1, 2028, through a new, temporary tax-adjustment rider and amortization of an existing regulatory liability during this period. The filing also proposes a new storm recovery charge rider and requests additional funding for enhanced storm response and expanded vegetation management. The NJBPU has referred the matter to the New Jersey Office of Administrative Law and discovery has begun.

Regulatory Matters - Ohio

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. The PUCO issued an order in the base rate case on November 19, 2025. A number of applications for rehearing were subsequently filed and on June 10, 2026, the PUCO issued its last entry on rehearing. On August 10, 2026, the Ohio Companies appealed the matter to the Supreme Court of Ohio where it remains pending. The Ohio Companies cannot predict the outcome of the matter. See “Outlook - State Regulation - Ohio,” in Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations.”

On April 22, 2026, the Ohio Companies filed with the PUCO a notice of their intent to file a three-year rate plan, requesting approval of three consecutive, annual test periods that begin July 1, 2027 and end June 30, 2030. The Ohio Companies filed their applications for an increase in their distribution rates on May 22, 2026. The application proposes net increases in the Ohio Companies’ base distribution revenues of approximately $254 million in the first year, approximately $59 million in the second year, and approximately $80 million in the third year, with an ROE of 10.2% and a capital structure of approximately 47% debt and approximately 53% equity for all three Ohio Companies. On June 12, 2026, PUCO staff issued a deficiency letter requesting additional supplementation in certain areas, which the Ohio Companies provided on June 22, 2026. On July 1, 2026, an administrative law judge deemed the application complete and set a procedural schedule. Evidentiary hearings are set to begin March 1, 2027.

Regulatory Matters - West Virginia

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To allow MP and PE to meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031. On February 13, 2026, MP and PE filed a CPCN to construct and operate the proposed generation resources, including a 1,200 MW combined cycle gas turbine plant, that will be known as the Maidsville Energy Center, and 70 MWs of solar generation capacity, for an estimated capital investment of approximately $2.7 billion as of the filing date. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as a transition to recovery in base rates once the projects are placed in service and approved through a base rate case. An evidentiary hearing on the integrated resource plan was held on May 6, 2026, and evidentiary hearings on the CPCN application were held on July 16 and 17, 2026. A final order is expected from the WVPSC in the fourth quarter of 2026.

FirstEnergy expects to finalize the remaining major contracts shortly after receiving a satisfactory final WVPSC order. To support the proposed Maidsville Energy Center project schedule, FirstEnergy has entered into a reservation agreement with Siemens Energy, Inc. for turbines scheduled for delivery in 2030. As described in the CPCN case, any contemplated data center agreements utilizing the Maidsville Energy Center's output, would be expected to address customer protections, pricing, risk transfer and long-term benefit sharing for existing West Virginia customers. Separately from the Maidsville Energy Center, FirstEnergy has issued a request for proposals for an initial 3 GWs of additional combined-cycle turbines to support potential large-load customers in West Virginia and expects to provide an update in early 2027. FirstEnergy is also exploring bridge-power options and temporary behind-the-meter solutions as it develops the grid to support these customers with permanent transmission and generation service.

On May 15, 2026, MP and PE filed a base rate proceeding proposing an increase in electric rates of $188.4 million, an approximate 10.6% increase in total revenues. The filing includes a base rate increase of $174.6 million and a proposed reliability program and surcharge of $13.8 million. As an alternative, MP and PE requested a phased approach of two increases of $37.9 million effective August 1, 2026, and $37.6 million effective June 1, 2027, with a commitment to abstain from filing another base rate case until April 1, 2028. The WVPSC issued a procedural order on May 21, 2026, on the alternative two-phase approach setting it for hearing on July 9, 2026. On June 11, 2026, the WVPSC staff filed a motion to dismiss, which the WVPSC denied on July 2, 2026. The WVPSC held a hearing on the alternative two-phase approach on July 9, 2026. On July 31, 2026, the WVPSC issued an order approving the alternative two-phase approach without modification. New rates associated with the first phase became effective on August 1, 2026. The matter was appealed to the Supreme Court of Appeals of West Virginia on August 31, 2026 and remains pending before the court. MP and PE cannot predict the outcome of this appeal.

FIRSTENERGY’S CONSOLIDATED RESULTS OF OPERATIONS
Third Quarter of 2026 Compared with Third Quarter of 2025

(In millions, except per share amounts)	For the Three Months Ended September 30,
	2026	2025	Increase (Decrease)

Revenues	$4,557	$4,148	$409	10%

Operating expenses	(3,622)	(3,318)	304	9%

Other expenses, net	(251)	(220)	31	14%

Income taxes	(69)	(78)	(9)	(12)%

Income attributable to noncontrolling interest	(58)	(91)	(33)	(36)%

Earnings attributable to FE	$557	$441	$116	26%

EPS Attributable to FE:
Basic	$0.96	$0.76	$0.20	26%
Diluted	$0.96	$0.76	$0.20	26%

Earnings attributable to FE increased $116 million primarily due to the following:

•Higher transmission revenues from regulated capital investments that increased rate base;
•Higher rider revenues and customer demand;
•The absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025;
•Higher pension and OPEB non-service credits;
•Lower investigation and other related costs associated with the ongoing government investigations and ongoing litigation;
•Higher capitalized financing costs; and
•The recognition of a state tax benefit related to an uncertain tax position being effectively settled in 2026 and absence of a discrete tax charge recognized in 2025 related to the FET Equity Interest Sale.

These factors were partially offset by the following:

•Higher interest expenses from new long-term debt and convertible note issuances, net of redemptions and repayments; and
•The absence of a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Three Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2026	2025	Increase	2026	2025	Increase (Decrease)
Residential	15,597	15,448	1.0%	15,206	15,295	(0.6)%
Commercial(1)	10,850	10,597	2.4%	10,747	10,634	1.1%
Industrial	14,124	13,667	3.3%	14,124	13,667	3.3%
Total Electric Distribution MWh Deliveries	40,571	39,712	2.2%	40,077	39,596	1.2%
(1) Includes street lighting.

Cooling degree days in the third quarter of 2026 were 5% above the same period of 2025 and 4% above normal. Heating degree days in the third quarter of 2026 were 20% above the same period of 2025 and 16% below normal. Industrial deliveries in the third quarter of 2026 compared to the same period of 2025 increased primarily due to growth in the manufacturing, oil and gas extraction, and advanced technologies sectors.

FIRSTENERGY’S CONSOLIDATED RESULTS OF OPERATIONS
First Nine Months of 2026 Compared with First Nine Months of 2025

(In millions, except per share amounts)	For the Nine Months Ended September 30,
	2026	2025	Increase (Decrease)

Revenues	$12,437	$11,293	$1,144	10%

Operating expenses	(9,997)	(9,063)	934	10%

Other expenses, net	(708)	(674)	34	5%

Income taxes	(299)	(292)	7	2%

Income attributable to noncontrolling interest	(183)	(195)	(12)	(6)%

Earnings attributable to FE	$1,250	$1,069	$181	17%

EPS Attributable to FE:
Basic	$2.16	$1.85	$0.31	17%
Diluted	$2.16	$1.85	$0.31	17%

Earnings attributable to FE were increased $181 million primarily due to the following:

•Higher transmission revenues from regulated capital investments that increased rate base and true-up adjustments from the annual forward-looking transmission rate filing;
•Higher rider revenues and customer demand;
•The absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025;
•The absence in 2026 of severance and related costs that were recognized in the first quarter of 2025;
•Higher pension and OPEB non-service credits;
•A reduction in ARO liabilities associated with CCR rules based on the completion of engineering studies and field analysis of certain sites during 2026;
•The absence in 2026 of debt redemption costs recognized in 2025; and
•The recognition of a state tax benefit related to an uncertain tax position being effectively settled in 2026 and absence of a discrete tax charge recognized in 2025 related to the FET Equity Interest Sale.

These factors were partially offset by the following:

•Higher investigation and other related costs associated with the ongoing government investigations and ongoing litigation;
•Higher interest expenses from new long-term debt and convertible note issuances, net of redemptions and repayments, and higher capitalized financing costs; and
•The absence of a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025.

Detailed segment reporting explanations are included below.

Distribution services by customer class are summarized in the following table:

	For the Nine Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2026	2025	Increase	2026	2025	Increase (Decrease)
Residential	42,883	42,896	—%	42,276	42,429	(0.4)%
Commercial(1)	30,424	30,025	1.3%	30,207	30,038	0.6%
Industrial	40,570	39,474	2.8%	40,570	39,474	2.8%
Total Electric Distribution MWh Deliveries	113,877	112,395	1.3%	113,053	111,941	1.0%
(1) Includes street lighting.

Cooling degree days in the first nine months of 2026 were 4% above the same period of 2025 and 5% above normal. Heating degree days in the first nine months of 2026 were 1% above the same period of 2025 and near normal. Industrial deliveries in the first nine months of 2026 compared to the same period of 2025 increased primarily due to growth in the manufacturing, oil and gas extraction and advanced technologies sectors.

The financial results discussed below in Segment Results of Operations include revenues and expenses from transactions among FirstEnergy’s business segments. A reconciliation of segment financial results is provided in Note 11., “Segment Information,” of the Combined Notes to Financial Statements of the Registrants.

Summary of Results of Operations — Third Quarter 2026 Compared with Third Quarter 2025

Financial results for FirstEnergy’s business segments for the third quarter of 2026 and 2025 were as follows:

Third Quarter 2026 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$2,214	$1,784	$496	$8	$4,502
Other	39	26	5	(15)	55
Total Revenues	2,253	1,810	501	(7)	4,557

Operating Expenses:
Fuel	—	189	—	—	189
Purchased power	783	684	—	4	1,471
Other operating expenses	656	600	82	(15)	1,323
Provision for depreciation	165	144	100	18	427
Amortization (deferral) of regulatory assets, net	42	(146)	1	—	(103)
General taxes	203	35	64	13	315
Total Operating Expenses	1,849	1,506	247	20	3,622

Other Income (Expense):
Miscellaneous income (expense), net	26	28	(6)	(9)	39
Interest expense	(110)	(85)	(89)	(61)	(345)
Capitalized financing costs	9	18	28	—	55
Total Other Expense	(75)	(39)	(67)	(70)	(251)

Income taxes (benefits)	45	60	44	(80)	69

Income attributable to noncontrolling interest	—	—	58	—	58

Earnings (Loss) Attributable to FE	$284	$205	$85	$(17)	$557

Third Quarter 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$1,977	$1,640	$483	$4	$4,104
Other	43	13	5	(17)	44
Total Revenues	2,020	1,653	488	(13)	4,148

Operating Expenses:
Fuel	—	163	—	—	163
Purchased power	681	655	—	5	1,341
Other operating expenses	570	337	75	(6)	976
Provision for depreciation	165	141	92	19	417
Amortization of regulatory assets, net	46	42	1	—	89
General taxes	209	37	73	13	332
Total Operating Expenses	1,671	1,375	241	31	3,318

Other Income (Expense):
Miscellaneous income (expense), net	22	22	4	(7)	41
Interest expense	(101)	(75)	(83)	(53)	(312)
Capitalized financing costs	8	18	24	1	51
Total Other Expense	(71)	(35)	(55)	(59)	(220)

Income taxes (benefits)	48	60	(21)	(9)	78

Income attributable to noncontrolling interest	—	—	91	—	91

Earnings (Loss) Attributable to FE	$230	$183	$122	$(94)	$441

Changes Between Third Quarter 2026 and Third Quarter 2025 Financial Results (In millions)	Distribution	Integrated	Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$237	$144	$13	$4	$398
Other	(4)	13	—	2	11
Total Revenues	233	157	13	6	409

Operating Expenses:
Fuel	—	26	—	—	26
Purchased power	102	29	—	(1)	130
Other operating expenses	86	263	7	(9)	347
Provision for depreciation	—	3	8	(1)	10
Amortization (deferral) of regulatory assets, net	(4)	(188)	—	—	(192)
General taxes	(6)	(2)	(9)	—	(17)
Total Operating Expenses	178	131	6	(11)	304

Other Income (Expense):
Miscellaneous income (expense), net	4	6	(10)	(2)	(2)
Interest expense	(9)	(10)	(6)	(8)	(33)
Capitalized financing costs	1	—	4	(1)	4
Total Other Expense	(4)	(4)	(12)	(11)	(31)

Income taxes (benefits)	(3)	—	65	(71)	(9)

Income attributable to noncontrolling interest	—	—	(33)	—	(33)

Earnings (Loss) Attributable to FE	$54	$22	$(37)	$77	$116

Distribution Segment — Third Quarter of 2026 Compared with Third Quarter of 2025

Distribution segment’s earnings attributable to FE increased $54 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to the absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025, higher rider revenues, increased customer demand, lower property taxes, higher pension and OPEB non-service credits, and lower operating expenses, partially offset by higher net financing costs.

Revenues —

Distribution segment’s total revenues increased $233 million as a result of the following sources:

		For the Three Months Ended September 30,
Revenues by Type of Service	2	2026		2025	Increase (Decrease)
		(In millions)
Distribution services		$1,356	2	$1,239	$117
Generation sales:
Retail		851		732	119
Wholesale		7		6	1
Total generation sales		858		738	120
Other		39		43	(4)
Total Revenues		$2,253		$2,020	$233
Distribution services revenues increased $117 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher customer usage, higher rider revenues associated with certain regulated investment programs and the absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $120 million in the third quarter of 2026, as compared to the same period in 2025, primarily due to higher non-shopping generation auction rates. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA was flat in the third quarter of 2026, as compared to the same period of 2025. Retail and wholesale generation sales revenues have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $178 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, increased $102 million during the third quarter of 2026, as compared to the same period of 2025, primarily due to higher unit costs as described above.

•Other operating expenses increased $86 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to:

•Higher storm restoration expenses of $122 million, which were deferred for future recovery; and
•Higher vegetation management expenses of $9 million in Ohio, as approved and recovering in the base rate case.

The increase was partially offset by:

•Lower other operating expenses of $21 million, primarily due to accelerated vegetation management work in 2025 in Pennsylvania;
•Lower energy efficiency and other state mandated program costs of $7 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Lower network transmission expenses of $17 million, which are deferred for future recovery, resulting in no material impact to earnings.

•Depreciation expense was flat in the third quarter of 2026, as compared to the same period of 2025, primarily due to a higher asset base, offset by a change in depreciation rates effective March 1, 2026, as a result of the Ohio Base Rate Case.

•Amortization of regulatory assets, net decreased $4 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher deferred storm restoration expenses of $122 million, partially offset by a $79 million net decrease in generation and transmission deferrals, a $12 million decrease from lower deferral of costs associated with customer assistance programs, a $14 million increase in amortization associated with recovery of previously incurred storm costs and a $13 million net decrease in other deferrals.

•General taxes decreased $6 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to lower property taxes, partially offset by higher gross receipts taxes.

Other Expense —

Other expense increased $4 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issuances since the third quarter of 2025, partially offset by higher pension and OPEB non-service credits.

Income Taxes —

Distribution segment’s effective tax rate was 13.7% and 17.3% for the three months ended September 30, 2026, and 2025, respectively. The decrease in the effective tax rate was primarily due to increases in state flow-through tax benefits.
Integrated Segment — Third Quarter of 2026 Compared with Third Quarter of 2025

Integrated segment’s earnings attributable to FE increased $22 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher transmission revenues from regulated capital investments that increased rate base, lower operating expenses, higher pension and OPEB non-service credits and increased customer usage and demand, partially offset by higher net financing costs.

Revenues —

Integrated segment’s total revenues increased $157 million as a result of the following sources:

		For the Three Months Ended September 30,
Revenues by Type of Service	2	2026	2025	Increase
		(In millions)
Distribution services		$500	$498	$2
Generation sales:
Retail		958	904	54
Wholesale		198	129	69
Total generation sales		$1,156	$1,033	$123
Transmission revenues:
JCP&L		80	67	13
MP & PE		48	42	6
Total transmission revenues		$128	$109	$19
Other		26	13	13
Total Revenues		$1,810	$1,653	$157

Distribution services revenues increased $2 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher customer usage and higher recovery of transmission expenses, the recovery of which has no material impact to earnings, partially offset by the return of certain ZEC refunds in New Jersey, as further described below. These refunds were offset by the amortization of a regulatory liability resulting in no impact to earnings.

Generation sales revenues increased $123 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to:

•Retail generation sales increased $54 million in the third quarter of 2026, as compared to the same period in 2025, primarily due to higher non-shopping generation auction rates and higher volumes as a result of the warmer weather temperatures. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $69 million in the third quarter of 2026, as compared to the same period in 2025, primarily due to higher wholesale rates, capacity revenues and higher sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $19 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher recovery of transmission operating expenses and higher rate base from regulated investment programs.

Other revenues increased $13 million in the third quarter of 2026, as compared to the same period of 2025, due to higher FTR credits, which offset higher transmission congestion charges. Due to the ENEC, FTRs have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $131 million, primarily due to:

•Fuel costs increased $26 million during the third quarter of 2026, as compared to the same period of 2025, primarily due to higher consumption volumes and unit costs. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $29 million during the third quarter of 2026, as compared to the same period of 2025, primarily due to higher capacity expenses and prices.

•Other operating expenses increased $263 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to:

•Higher network transmission expenses of $31 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher transmission congestion charges of $14 million. Due to the ENEC, congestion charges, net of FTR revenue, have no material impact to earnings;
•Higher storm restoration expenses of $201 million, which were mostly deferred for future recovery;
•Higher formula rate transmission operating and maintenance expenses of $3 million, which have no material impact to earnings;
•$5 million pre-tax impairment charge related to JCP&L’s Morristown, New Jersey general office; and
•Higher energy efficiency and other state mandated program costs of $24 million, which were deferred for future recovery, resulting in no material impact to earnings.

The increase was partially offset by:

•Lower regulated generation outage expenses of $9 million, primarily due to fewer planned outages; and
•Lower other operating expenses of $6 million, primarily due to planned maintenance expenses.

•Depreciation expense increased $3 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to a higher asset base.

•Deferral of regulatory assets increased $188 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to $193 million in higher deferral of storm related expenses and $13 million related to net increases in other deferrals, partially offset by an $18 million net decrease from lower generation and transmission related deferrals.

Other Expense —

Other expense increased $4 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issuances since the third quarter 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes —

Integrated segment’s effective tax rate was 22.6% and 24.7% for the three months ended September 30, 2026, and 2025, respectively. The decrease in the effective tax rate was primarily due to an increase in the tax benefit from the amortization of excess deferred income taxes.

Stand-Alone Transmission Segment — Third Quarter of 2026 Compared with Third Quarter of 2025

Stand-Alone Transmission segment’s earnings attributable to FE decreased $37 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to the absence of a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025 and higher net financing costs, partially offset by higher revenues from regulated capital investments that increased overall rate base.

Revenues —

Stand-Alone Transmission segment’s total revenues increased $13 million, primarily due to a higher overall rate base.

The following table shows revenues by transmission asset owner:

		For the Three Months Ended September 30,
Revenues by Transmission Asset Owner	1	2026	2025	Increase (Decrease)
		(In millions)
ATSI		$264	$275	$(11)
TrAIL		62	68	(6)
MAIT		149	121	28
KATCo		26	24	2
Total Revenues		$501	$488	$13

Operating Expenses —

Total operating expenses increased $6 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher depreciation and higher operating and maintenance expenses, partially offset by lower property tax expenses. Nearly all operating expenses are recovered through formula rates.

Other Expense —

Total other expense increased $12 million in the third quarter of 2026, as compared to the same period of 2025, primarily due to higher interest expenses from new long-term debt issuances and higher interest on transmission revenue collection balances, partially offset by higher capitalized financing costs.

Income Taxes —

Stand-Alone Transmission segment’s effective tax rate was 23.5% and (10.9)% for the three months ended September 30, 2026, and 2025, respectively. The increase in the effective tax rate was primarily due to the absence of a tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025.
Corporate / Other — Third Quarter 2026 Compared with Third Quarter 2025

Financial results at Corporate/Other resulted in a $77 million decrease in losses attributable to FE in the third quarter of 2026, as compared to the same period of 2025, primarily due to:

•Higher discrete tax benefits in 2026 compared to 2025, primarily due to recognition of a $69 million state tax benefit related to an uncertain tax position being effectively settled in 2026 and absence of a discrete tax charge recognized in 2025 related to the FET Equity Interest Sale; and
•$5 million (after-tax) of lower investigation and other related costs associated with the ongoing government investigations and ongoing litigation.

The decrease in losses was partially offset by:

•$3 million (after-tax) of higher interest expense from higher average short-term borrowings.

Summary of Results of Operations — First Nine Months of 2026 Compared with First Nine Months of 2025

Financial results for FirstEnergy’s business segments for the first nine months of 2026 and 2025 were as follows:

First Nine Months 2026 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$5,843	$4,713	$1,542	$22	$12,120
Other	114	234	19	(50)	317
Total Revenues	5,957	4,947	1,561	(28)	12,437

Operating Expenses:
Fuel	—	506	—	—	506
Purchased power	2,153	1,891	—	13	4,057
Other operating expenses	2,034	1,690	256	(32)	3,948
Provision for depreciation	494	425	295	58	1,272
Amortization (deferral) of regulatory assets, net	(375)	(414)	4	—	(785)
General taxes	620	111	231	37	999
Total Operating Expenses	4,926	4,209	786	76	9,997

Other Income (Expense):
Miscellaneous income (expense), net	86	78	—	(25)	139
Interest expense	(327)	(246)	(262)	(173)	(1,008)
Capitalized financing costs	25	55	80	1	161
Total Other Expense	(216)	(113)	(182)	(197)	(708)

Income taxes (benefits)	142	144	137	(124)	299

Income attributable to noncontrolling interest	—	—	183	—	183

Earnings (Loss) Attributable to FE	$673	$481	$273	$(177)	$1,250

First Nine Months 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$5,508	$4,228	$1,420	$12	$11,168
Other	123	35	15	(48)	125
Total Revenues	5,631	4,263	1,435	(36)	11,293

Operating Expenses:
Fuel	—	480	—	—	480
Purchased power	1,808	1,559	—	15	3,382
Other operating expenses	1,831	980	247	(53)	3,005
Provision for depreciation	490	418	275	60	1,243
Amortization (deferral) of regulatory assets, net	(71)	47	4	—	(20)
General taxes	605	108	222	38	973
Total Operating Expenses	4,663	3,592	748	60	9,063

Other Income (Expense):
Debt redemption costs	—	—	—	(24)	(24)
Miscellaneous income (expense), net	73	59	17	(31)	118
Interest expense	(301)	(208)	(237)	(153)	(899)
Capitalized financing costs	20	48	61	2	131
Total Other Expense	(208)	(101)	(159)	(206)	(674)

Income taxes (benefits)	151	135	55	(49)	292

Income attributable to noncontrolling interest	—	—	195	—	195

Earnings (Loss) Attributable to FE	$609	$435	$278	$(253)	$1,069

Changes Between First Nine Months 2026 and First Nine Months 2025 Financial Results (In millions)	Distribution	Integrated	Stand-Alone Transmission	Corporate/Other and Reconciling Adjustments	FirstEnergy Consolidated
Revenues:
Electric	$335	$485	$122	$10	$952
Other	(9)	199	4	(2)	192
Total Revenues	326	684	126	8	1,144

Operating Expenses:
Fuel	—	26	—	—	26
Purchased power	345	332	—	(2)	675
Other operating expenses	203	710	9	21	943
Provision for depreciation	4	7	20	(2)	29
Amortization (deferral) of regulatory assets, net	(304)	(461)	—	—	(765)
General taxes	15	3	9	(1)	26
Total Operating Expenses	263	617	38	16	934

Other Income (Expense):
Debt redemption costs	—	—	—	24	24
Miscellaneous income (expense), net	13	19	(17)	6	21
Interest expense	(26)	(38)	(25)	(20)	(109)
Capitalized financing costs	5	7	19	(1)	30
Total Other Expense	(8)	(12)	(23)	9	(34)

Income taxes (benefits)	(9)	9	82	(75)	7

Income attributable to noncontrolling interest	—	—	(12)	—	(12)

Earnings (Loss) Attributable to FE	$64	$46	$(5)	$76	$181

Distribution Segment — First Nine Months of 2026 Compared with First Nine Months of 2025

Distribution segment’s earnings attributable to FE increased $64 million in the first nine months of 2026, as compared to the same period of 2025, primarily driven by the absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation and severance-related costs recognized in the first quarter of 2025, a reduction in ARO liabilities, higher rider revenues, increased customer demand, lower property taxes, higher pension and OPEB non-service credits, and lower operating expenses, partially offset by higher net financing costs.

Revenues —

Distribution segment’s total revenues increased $326 million as a result of the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2026	2025	Increase (Decrease)
	(In millions)
Distribution services	$3,460	$3,474	$(14)
Generation sales:
Retail	2,367	2,024	343
Wholesale	16	10	6
Total generation sales	2,383	2,034	349
Other	114	123	(9)
Total Revenues	$5,957	$5,631	$326
Distribution services revenues decreased $14 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to customer restitution and refunds resulting from the Ohio Companies’ PUCO-approved settlement. These restitution and refunds were recognized in the fourth quarter of 2025 and are offset by the amortization of a regulatory liability resulting in no impact to earnings in 2026. The revenue decrease was partially offset by higher rider revenues associated with certain regulated investment programs and the absence in 2026 of customer credits associated with the PUCO-approved Ohio Stipulation recognized in 2025 and higher customer usage. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $349 million in the first nine months of 2026, as compared to the same period in 2025, primarily due to higher non-shopping generation auction rates. Total generation provided by alternative suppliers as a percentage of total MWh deliveries for the Ohio Companies and FE PA was flat in the first nine months of 2026, as compared to the same period of 2025. Retail and wholesale generation sales revenue have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $263 million, primarily due to:

•Purchased power costs, which have no material impact to earnings, increased $345 million during the first nine months of 2026, as compared to the same period of 2025, primarily due to higher unit costs.

•Other operating expenses increased $203 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to:

•Higher network transmission expenses of $20 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher energy efficiency and other state mandated program costs of $18 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher other operating expenses of $20 million, primarily due to planned maintenance expenses;
•Higher vegetation management expenses of $9 million in Ohio, as approved and recovering in the base rate case; and
•Higher storm restoration expenses of $204 million, which were deferred for future recovery.

The increase was partially offset by:

•Lower planned vegetation management expenses of $34 million in Pennsylvania, primarily due to accelerated work in 2025;
•Lower uncollectible expenses of $8 million; which were deferred for future recovery, resulting in no material impact to earnings;

•A $10 million reduction in ARO liabilities recognized in the second quarter of 2026 and associated with CCR rules based on the completion of engineering studies and field analysis of certain sites; and
•The absence in 2026 of $16 million of severance and related costs associated with FirstEnergy’s organizational changes announced and recognized in the first quarter of 2025.

•Depreciation expense increased $4 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to a higher asset base, partially offset by a change in depreciation rates effective March 1, 2026, as a result of the Ohio Base Rate Case.

•Deferral of regulatory assets increased $304 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher deferred storm restoration expenses of $204 million and a $250 million increase in the amortization of a regulatory liability as a result of providing restitution and refunds to Ohio customers, partially offset by a $31 million increase in amortization associated with recovery of previously incurred storm costs, a $30 million decrease from lower deferral of costs associated with customer assistance programs, a $57 million net decrease in generation and transmission deferrals and a $32 million net decrease in other deferrals.

•General taxes increased $15 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher property and gross receipts taxes, partially offset by lower property taxes.

Other Expense —

Other expense increased $8 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issuances since the first quarter of 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes —

Distribution segment’s effective tax rate was 17.4% and 19.9% for the nine months ended September 30, 2026, and 2025, respectively. The decrease in the effective tax rate was primarily due to increases in state flow-through tax benefits and a remeasurement of the reserve for an uncertain tax position in the second quarter of 2026.
Integrated Segment — First Nine Months of 2026 Compared with First Nine Months of 2025

Integrated segment’s earnings attributable to FE increased $46 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to the absence in 2026 of severance and related costs that were recognized in the first quarter of 2025, higher transmission revenues from regulated capital investments that increased rate base, true-up adjustments from the annual forward-looking transmission rate filing, increased customer usage and demand, lower operating expenses and higher pension and OPEB non-service credits, partially offset by higher net financing costs.

Revenues —

Integrated segment’s total revenues increased $684 million as a result of the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2026	2025	Increase
	(In millions)
Distribution services (1)	$1,318	$1,312	$6
Generation sales:
Retail	2,564	2,342	222
Wholesale	435	254	181
Total generation sales	2,999	2,596	403
Transmission revenues:
JCP&L	240	191	49
MP & PE	156	129	27
Total transmission revenues	396	320	76
Other	234	35	199
Total Revenues	$4,947	$4,263	$684
(1) Includes $13 million of ARP revenues in 2026, related to lost distribution revenues associated with energy efficiency in New Jersey.

Distribution services revenues increased $6 million in the first nine months of 2026, as compared to the same period of 2025, primarily resulting from higher customer usage and higher rider revenues associated with certain regulated investment programs, partially offset by the conclusion of the New Jersey ZEC program effective June 1, 2025 and the return of certain ZEC refunds in New Jersey as further described below. These refunds were offset by the amortization of a regulatory liability resulting in no impact to earnings. Additionally, revenues increased due to the higher recovery of transmission expenses, which have no material impact to earnings.

Generation sales revenues increased $403 million in the first nine months of 2026, as compared to the same period of 2025.

•Retail generation sales increased $222 million in the first nine months of 2026, as compared to the same period in 2025, primarily due to higher non-shopping generation auction rates and higher volumes as a result of the weather temperatures. Retail generation sales, other than those in West Virginia, have no material impact to earnings.

•Wholesale generation revenues increased $181 million in the first nine months of 2026, as compared to the same period in 2025, primarily due to higher wholesale rates and capacity revenues, partially offset by lower sales volumes. The difference between current wholesale generation revenues and certain energy costs incurred is deferred for future recovery or refund, with no material impact to earnings.

Transmission revenues increased $76 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher recovery of transmission operating expenses, higher rate base from regulated investment programs, and true-up adjustments from the annual forward-looking transmission rate filing.

Other revenues increased $199 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher FTR credits, which offset higher transmission congestion charges. Due to the ENEC, FTRs have no material impact to earnings.

Operating Expenses —

Total operating expenses increased $617 million, primarily due to:

•Fuel costs increased $26 million during the first nine months of 2026, as compared to the same period of 2025, primarily due to higher unit costs, offset by lower consumption volumes. Due to the ENEC, fuel expense has no material impact to earnings.

•Purchased power costs, which have no material impact to earnings, increased $332 million during the first nine months of 2026, as compared to the same period of 2025, primarily due to higher volumes, capacity expenses and prices, which were impacted by the Winter Storm Fern weather event in the first quarter of 2026.

•Other operating expenses increased $710 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to:

•Higher network transmission expenses of $72 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher transmission congestion charges of $256 million, primarily in the first quarter of 2026 from the net impacts of the Winter Storm Fern weather event. Due to the ENEC, congestion charges, net of FTR revenue, have no material impact to earnings;
•Higher storm restoration expenses of $318 million, of which $311 million were deferred for future recovery;
•Higher formula rate transmission operating and maintenance expenses of $19 million, which have no material impact to earnings;
•Higher vegetation management expenses of $27 million, which were mostly deferred for future recovery, resulting in no material impact to earnings;
•$5 million pre-tax impairment charge related to JCP&L’s Morristown, New Jersey general office; and
•Higher energy efficiency and other state mandated program costs of $62 million, which were deferred for future recovery, resulting in no material impact to earnings.

The increase was partially offset by:

•Lower regulated generation outage spend of $6 million, primarily due to fewer planned outages;
•The absence in 2026 of $12 million of severance and related costs associated with FirstEnergy’s organizational changes announced and recognized in the first quarter of 2025; and
•Lower other operating expenses of $31 million, primarily due to the absence in 2026 of a legal reserve recognized in the second quarter of 2025 and lower planned maintenance expenses.

•Deferral of regulatory assets increased $461 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to $305 million in higher deferral of storm related expenses, a $5 million increase related to the amortization of a regulatory liability associated with ZEC refunds, further described below, a $137 million net increase from higher generation and transmission related deferrals and a $14 million related to net increases in other deferrals.

•General taxes increased $3 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher property taxes.

Other Expense —

Other expense increased $12 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issuances since the first quarter of 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes —

Integrated segment’s effective tax rate was 23.0% and 23.7% for the nine months ended September 30, 2026, and 2025, respectively.

Stand-Alone Transmission Segment — First Nine Months of 2026 Compared with First Nine Months of 2025

Stand-Alone Transmission segment’s earnings attributable to FE decreased $5 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to the absence of a discrete tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025 and higher net financing costs, partially offset by higher revenues from regulated capital investments that increased overall rate base and true-up adjustments from the annual forward-looking transmission rate filings.

Revenues —

Stand-Alone Transmission segment’s total revenues increased $126 million, primarily due to a higher overall rate base, higher recovery of transmission operating expenses, and true-up adjustments from the annual forward-looking transmission rate filings.

The following table shows revenues by transmission asset owner:

	For the Nine Months Ended September 30,
Revenues by Transmission Asset Owner	2026	2025	Increase (Decrease)
	(In millions)
ATSI	$849	$799	$50
TrAIL	193	201	(8)
MAIT	438	367	71
KATCo	81	68	13
Total Revenues	$1,561	$1,435	$126

Operating Expenses —

Total operating expenses increased $38 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher depreciation and property tax expenses from a higher asset base and planned operating and maintenance expenses. Nearly all operating expenses are recovered through formula rates.

Other Expense —

Total other expense increased $23 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher interest expenses from new long-term debt issuances and higher interest on transmission revenue collection balances, partially offset by higher capitalized financing costs.

Income Taxes —

Stand-Alone Transmission segment’s effective tax rate was 23.1% and 10.4% for the nine months ended September 30, 2026, and 2025, respectively. The increase in the effective tax rate was primarily due to the absence of a tax benefit related to a remeasurement of excess deferred income taxes recognized in 2025.

Corporate / Other — First Nine Months of 2026 Compared with First Nine Months of 2025

Financial results at Corporate/Other resulted in a $76 million decrease in losses attributable to FE in the first nine months of 2026, as compared to the same period of 2025, primarily due to:

•Higher discrete tax benefits in 2026 compared to 2025, primarily due to recognition of a $69 million state tax benefit related to an uncertain tax position being effectively settled in 2026 and absence of a discrete tax charge recognized in 2025 related to the FET Equity Interest Sale;
•$18 million (after-tax) due to the absence in 2026 of debt redemption costs recognized in 2025; and
•$5 million (after-tax) of higher income associated with a legacy purchase power contract.

The decrease in losses was partially offset by:

•$12 million (after-tax) of higher investigation and other related costs associated with the ongoing government investigations and ongoing litigation; and
•$7 million (after-tax) of higher interest expense associated with the convertible notes issuances, net of redemptions and repayments, and higher average short-term borrowings.
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

FirstEnergy has regulatory assets of approximately $1.6 billion and $829 million, and regulatory liabilities of $923 million and approximately $1.2 billion as of September 30, 2026, and December 31, 2025, respectively. The following table provides information about the composition of FirstEnergy’s net regulatory assets and liabilities as of September 30, 2026, and December 31, 2025, and the changes during the nine months ended September 30, 2026:

Net Regulatory Assets (Liabilities) by Source - FirstEnergy	September 30, 2026	December 31, 2025	Change
	(In millions)
Customer payables for future income taxes	$(1,919)	$(2,041)	$122
Spent nuclear fuel disposal costs	(58)	(76)	18
Asset removal costs	(587)	(675)	88
Deferred transmission costs	(136)	(43)	(93)
Deferred generation costs	440	405	35
Deferred distribution costs	561	466	95
Storm-related costs	1,612	1,122	490
Energy efficiency program costs	570	462	108
New Jersey societal benefit costs	54	80	(26)
Vegetation management costs	173	153	20
Ohio settlement charges	—	(250)	250
New Jersey ZEC refunds	(56)	(4)	(52)
Other	16	45	(29)
Net Regulatory Assets (Liabilities) included on FirstEnergy’s Consolidated Balance Sheets	$670	$(356)	$1,026

The following table provides information about the composition of FE PA’s net regulatory assets and liabilities as of September 30, 2026, and December 31, 2025, and the changes during the nine months ended September 30, 2026:

Net Regulatory Assets (Liabilities) by Source - FE PA	September 30, 2026	December 31, 2025	Change
	(In millions)
Customer payables for future income taxes	$(289)	$(341)	$52
Asset removal costs	131	84	47
Deferred transmission costs	(6)	(14)	8
Deferred generation costs	(26)	(26)	—
Deferred distribution costs	16	13	3
Storm-related costs	511	356	155
Energy efficiency program costs	(3)	19	(22)
Other	15	18	(3)
Net Regulatory Assets included on FE PA’s Balance Sheets	$349	$109	$240

The following table provides information about the composition of JCP&L’s net regulatory assets and liabilities as of September 30, 2026, and December 31, 2025, and the changes during the nine months ended September 30, 2026:

Net Regulatory Assets (Liabilities) by Source - JCP&L	September 30, 2026	December 31, 2025	Change
	(In millions)
Customer payables for future income taxes	$(377)	$(393)	$16
Spent nuclear fuel disposal costs	(58)	(76)	18
Asset removal costs	(68)	(87)	19
Deferred transmission costs	(25)	(25)	—
Deferred generation costs	(2)	(10)	8
Deferred distribution costs	357	318	39
Storm-related costs	638	367	271
Energy efficiency program costs	462	316	146
New Jersey societal benefit costs	54	80	(26)
New Jersey ZEC refunds	(56)	(4)	(52)
Other	25	29	(4)
Net Regulatory Assets included on JCP&L’s Balance Sheets	$950	$515	$435

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

Storm-related costs - Relates to the deferral of storm restoration costs, which vary by jurisdiction. The following table provides the amount of storm-related restoration costs for the Registrants that were being recovered through rates as of September 30, 2026, and December 31, 2025:

Storm-Related Costs Currently Being Recovered Through Rates	September 30, 2026	December 31, 2025
	(In millions)
FirstEnergy	$664	$335
FE PA	$219	$234
JCP&L	$94	$73

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

Ohio settlement charges - Reflects restitution and refunds owed to customers associated with the Ohio Companies' PUCO-approved settlement order, which began to be provided to customers in February 2026, and has been refunded to customers as of September 30, 2026. See Note 9., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional details.

New Jersey ZEC refunds - Reflects refunds owed to customers associated with the NJBPU's order requiring certain nuclear generating units to return duplicate ZEC payments received during 2024. See Note 9., "Regulatory Matters," of the Combined Notes to Financial Statements of the Registrants for additional details.

The following table provides information about the composition of FirstEnergy’s regulatory assets that do not earn a current return as of September 30, 2026, and December 31, 2025, of which approximately $894 million and $802 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral and the jurisdiction:

Regulatory Assets by Source Not Earning a Current Return - FirstEnergy	September 30, 2026	December 31, 2025	Change
	(In millions)
Deferred generation costs	$362	$280	$82
Deferred distribution costs	185	199	(14)
Storm-related costs	1,278	844	434
Other	87	102	(15)
FirstEnergy Regulatory Assets Not Earning a Current Return	$1,912	$1,425	$487

The following table provides information about the composition of FE PA’s regulatory assets that do not earn a current return as of September 30, 2026, and December 31, 2025, of which approximately $329 million and $347 million, respectively, are currently being recovered through rates over varying periods, through 2029, depending on the nature of the deferral:

Regulatory Assets by Source Not Earning a Current Return - FE PA	September 30, 2026	December 31, 2025	Change
	(In millions)
Storm-related costs	$511	$356	$155
Energy efficiency program costs	14	23	(9)
Other	14	17	(3)
FE PA Regulatory Assets Not Earning a Current Return	$539	$396	$143

The following table provides information about the composition of JCP&L’s regulatory assets that do not earn a current return as of September 30, 2026, and December 31, 2025, of which approximately $98 million and $76 million, respectively, are currently being recovered through rates over varying periods, through 2068, depending on the nature of the deferral:

Regulatory Assets by Source Not Earning a Current Return - JCP&L	September 30, 2026	December 31, 2025	Change
	(In millions)
Deferred distribution costs	$131	$147	$(16)
Storm-related costs	629	367	262
Other	25	24	1
JCP&L Regulatory Assets Not Earning a Current Return	$785	$538	$247

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

As of September 30, 2026, FirstEnergy’s, FE PA’s and JCP&L’s net deficit in working capital (current assets less current liabilities) was approximately $5.5 billion, $102 million and $542 million, respectively, primarily due to current portion of long-term debt, accounts payable, short-term borrowings and accrued interest, taxes, and compensation and benefits. The Registrants believe their cash from operations and available liquidity will be sufficient to meet their current working capital needs. See further discussion on cash from operations below.

Short-Term Borrowings / Revolving Credit Facilities

On October 23, 2026, FE, the Electric Companies, Transmission Companies, and FET, each entered into an amended credit facility to, among other things: (i) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2029 to October 18, 2030 for the KATCo credit facility, (b) from October 20, 2030 to October 20, 2031 for the FET credit facility and (c) from October 18, 2029 to October 18, 2030 for the remaining Amended Credit Facilities; (ii) allow for the option to extend the Credit Agreement by up to two additional one-year periods; and (iii) increase the letters of credit commitment amount from $100 million to $400 million for the MP and PE credit facility.

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

FirstEnergy had $1,970 million and $325 million of outstanding short-term borrowings as of September 30, 2026, and December 31, 2025, respectively. FirstEnergy’s available liquidity as of October 27, 2026, was as follows:

Revolving Credit Facilities	Maturity	Commitment	Available Liquidity
		(In millions)
FE	October 2030	$1,000	$722
FET	October 2031	1,000	620
Ohio Companies	October 2030	800	618
FE PA	October 2030	950	949
JCP&L	October 2030	750	150
MP and PE	October 2030	400	369
ATSI, MAIT and TrAIL	October 2030	850	849
KATCo	October 2030	150	150
	Subtotal	$5,900	$4,427
Cash and cash equivalents		—	21
	Total	$5,900	$4,448

The following table summarizes the limitations on short-term indebtedness applicable to each borrower under current regulatory approvals and applicable statutory and/or charter limitations as of September 30, 2026:

Individual Borrower	Regulatory Debt Limitations	Credit Facility Commitment	Actual Debt-to-Total-Capitalization Ratio
	(In millions)
FE	N/A	$1,000	N/A(2)
ATSI(1)	$500	350	40.8%
CEI(1)	750	300	51.9%
FET	N/A	1,000	65.9%
FE PA(1)	1,250	950	48.4%
JCP&L(1)	1,500	750	42.4%
KATCo(1)	200	150	30.7%
MAIT(1)	400	350	38.3%
MP(1)	900	250	47.9%
OE(1)	500	300	50.2%
PE(1)	450	150	49.3%
TE(1)	300	200	49.4%
TrAIL(1)	400	150	39.0%
(1) Regulatory debt limitations include amounts which may be borrowed under the regulated companies’ money pool.
(2) FE is not required to maintain a debt-to-total-capitalization ratio under its credit facility. However, FE is required to maintain a consolidated interest coverage ratio of not less than 2.50 times, measured at the end of each fiscal quarter for the last four fiscal quarters. FE's consolidated interest coverage ratio as of September 30, 2026, was approximately 4.0 times.

Subject to each borrower’s sublimit, the amounts noted below are available for the issuance of LOCs (subject to borrowings drawn under the Amended Credit Facilities) expiring up to one year from the date of issuance. The stated amount of outstanding LOCs will count against total commitments available under each of the Amended Credit Facilities and against the applicable borrower’s borrowing sublimit. As of September 30, 2026, FirstEnergy had $187 million in outstanding LOCs, $63 million of which are issued under the Amended Credit Facilities.

Revolving Credit Facility	LOC Availability as of September 30, 2026	LOC Utilized as of September 30, 2026
	(In millions)
FE	$100	$3
FET	100	—
Ohio Companies	150	27
FE PA	200	1
JCP&L	100	—
MP and PE	100	31
ATSI, MAIT and TrAIL	200	1
KATCo	35	—

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

As of September 30, 2026, FE was in compliance with its applicable consolidated interest coverage ratio and the Electric Companies, the Transmission Companies, and FET were each in compliance with their debt-to-total-capitalization ratio covenants under each of their Amended Credit Facilities.

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

Average Interest Rates	Regulated Companies’ Money Pool		Unregulated Companies’ Money Pool
	2026	2025	2026	2025
For the Three Months Ended September 30,	4.48%	4.35%	4.25%	4.34%
For the Nine Months Ended September 30,	4.35%	4.67%	4.10%	5.16%

Long-Term Debt Capacity

FE’s and its subsidiaries’ access to capital markets and costs of financing are influenced by the credit ratings of their securities. The following table displays FE’s and its subsidiaries’ credit ratings as of October 27, 2026:

	Corporate Credit Rating			Senior Secured			Senior Unsecured			Outlook/Credit Watch(1)
Issuer	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch	S&P	Moody’s	Fitch
FE	BBB+	Baa3	BBB	—	—	—	BBB	Baa3	BBB	S	P	S

Distribution:
CEI	BBB+	Baa3	BBB+	—	—	—	BBB+	Baa3	A-	S	S	S
OE	A-	A3	BBB+	A	A1	A	A-	A3	A-	S	S	S
TE	BBB+	Baa2	BBB+	A	A3	A	—	—	—	S	S	S
FE PA	A-	A3	A-	A	A1	—	A-	A3	A	S	S	S

Integrated:
JCP&L	BBB+	A3	A-	—	—	—	BBB+	A3	A	S	S	S
MP	BBB	Baa2	A-	A-	A3	A+	—	Baa2	—	P	S	S
AGC	BBB-	Baa2	A-	—	—	—	—	—	—	S	S	S
PE	BBB	Baa2	BBB+	A-	A3	A	—	—	—	P	S	S

Stand-Alone Transmission:
FET	A	Baa2	BBB+	—	—	—	A-	Baa2	BBB+	S	S	S
ATSI	A	A3	A	—	—	—	A	A3	A+	S	S	S
MAIT	A	A3	A	—	—	—	A	A3	A+	S	S	S
TrAIL	A	A3	A	—	—	—	A	A3	A+	S	S	S
KATCo	—	A3	A-	—	—	—	—	—	—	—	S	S
(1) S = Stable, P = Positive

On March 30, 2026, Moody’s revised FE’s outlook to positive from stable. Moody’s also affirmed FE’s ratings, including its Baa3 Issuer and senior unsecured ratings.

On September 15, 2026, Fitch affirmed the ratings of FE and all subsidiaries. Fitch also affirmed the outlook of FE and all subsidiaries excluding OE, CEI, and TE whose outlooks were revised to stable.

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

Debt capacity is subject to the consolidated interest coverage ratio in FE's credit facility. As of September 30, 2026, FirstEnergy could incur approximately $0.8 billion of incremental interest expense or incur a $2.0 billion reduction to the consolidated interest coverage earnings numerator, as defined under the covenant, and FE would remain within the limitations of the financial covenant requirements of FE's credit facility.

As of September 30, 2026, FE PA could incur approximately $4.4 billion of additional debt or incur an approximate $2.4 billion reduction to equity, as defined under the debt to capital covenant, and FE PA would remain within the limitations of the financial covenant requirements of FE PA's credit facility.

As of September 30, 2026, JCP&L could incur approximately $6.1 billion of additional debt or incur an approximate $3.3 billion reduction to equity, as defined under the debt to capital covenant, and JCP&L would remain within the limitations of the financial covenant requirements of JCP&L's credit facility.

Cash Requirements and Commitments

The Registrants have certain obligations and commitments to make future payments under contracts. For an in-depth discussion of the Registrants’ cash requirements and commitments, see “Capital Resources and Liquidity - Cash Requirements and Commitments" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" within FirstEnergy and JCP&L’s Form 10-K for the year ended December 31, 2025 (filed with the SEC on February 18, 2026) and FE PA’s Registration Statement on Form S-4 (filed with the SEC on September 1, 2026).

Changes in Cash Position

As of September 30, 2026, FirstEnergy had $48 million of cash and cash equivalents and $84 million of restricted cash as compared to $57 million of cash and cash equivalents and $42 million of restricted cash as of December 31, 2025, on the Consolidated Balance Sheets.

The following table summarizes the major classes of cash flow items:

	For the Nine Months Ended September 30,
(In millions)	2026	2025	Change

Net cash provided from operating activities	$2,058	$2,564	$(506)
Net cash used for investing activities	(4,579)	(3,805)	(774)
Net cash provided from financing activities	2,554	2,518	36
Net change in cash, cash equivalents, and restricted cash	33	1,277	(1,244)

Cash, cash equivalents, and restricted cash at beginning of period	99	154	(55)
Cash, cash equivalents, and restricted cash at end of period	$132	$1,431	$(1,299)

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

Net cash provided from operating activities was $2.1 billion in the first nine months of 2026, as compared to net cash provided from operating activities of $2.6 billion in the first nine months of 2025. The decrease in cash provided from operating activities in 2026, compared to the same period of 2025, is primarily due to:

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

The decrease in cash provided from operating activities was partially offset by:

•Receipt of New Jersey ZEC refunds, which are in the process of being returned to customers over the next approximately 8 months;
•Higher return on regulated capital investment programs; and
•Temporary rate credits that were provided to JCP&L residential customers during the third quarter of 2025 that were recovered in the first quarter of 2026.

Cash Flows From Investing Activities

Net cash used for investing activities in the first nine months of 2026 principally represented cash used for capital investments. The following table summarizes investing activities for the first nine months of 2026 and 2025:

	For the Nine Months Ended September 30,
Investing Activities	2026	2025	Change
	(In millions)
Capital investments:
Distribution Segment	$1,335	$976	$359
Integrated Segment	1,587	1,336	251
Stand-Alone Transmission Segment	1,235	1,161	74
Corporate / Other	30	66	(36)
Asset removal costs	378	290	88
Other	14	(24)	38
	$4,579	$3,805	$774

Net cash used for investing activities for the first nine months of 2026 increased $774 million, compared to the same period of 2025, primarily due to higher capital investments.

Cash Flows From Financing Activities

In the first nine months of 2026 and 2025, net cash provided from financing activities was $2,554 million and $2,518 million, respectively. The following table summarizes financing activities for the first nine months of 2026 and 2025:

	For the Nine Months Ended September 30,
Financing Activities	2026	2025	Change
	(In millions)

New Issues:
Unsecured convertible notes	$—	$2,500	$(2,500)
Senior unsecured notes	2,125	3,125	(1,000)
Senior secured notes	—	100	(100)
FMBs	300	200	100
Term Loan	150	—	150
	$2,575	$5,925	$(3,350)

Redemptions / Repayments:
Unsecured convertible notes	$(294)	$(1,206)	$912
Senior unsecured notes	(375)	(925)	550
Senior secured notes	(51)	(48)	(3)
	$(720)	$(2,179)	$1,459

Short-term borrowings, net	$1,645	$(259)	$1,904
Noncontrolling interest cash distributions	(75)	(74)	(1)
Common stock dividend payments	(795)	(759)	(36)
Debt issuance and redemption costs, and other	(76)	(136)	60
	$2,554	$2,518	$36

The following table summarizes the redemptions and issuances during the nine months ended September 30, 2026:

Company	Type	Redemption / Issuance Date	Interest Rate	Maturity	Amount (In millions)	Description
Redemptions
FE PA	Senior Unsecured	March, 2026	5.15%	2026	$300	Redeemed senior unsecured notes that became due.
ATSI(1)	Senior Unsecured	April, 2026	4.00%	2026	$75	Redeemed senior unsecured notes that became due.
FE	Senior Unsecured Convertible Notes	May, 2026	4.00%	2026	$294	Redeemed senior unsecured convertible notes that became due.
Issuances
FE PA	Senior Unsecured	March, 2026	4.15%	2028	$300
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

MAIT(1)	Senior Unsecured	April, 2026	5.02%	2036	$250	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund other general corporate purposes.
ATSI(1)	Senior Unsecured	April, 2026	5.19%	2033	$175
Proceeds were used to: (i) repay short-term borrowings, including short-term borrowings incurred to repay at maturity $75 million aggregate principal amount of ATSI's 4.00% senior unsecured notes due 2026; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.

JCP&L	Senior Unsecured	May, 2026	4.60%	2030	$350	Proceeds were used to: (i) refinance existing indebtedness and short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.
MP	FMB	May, 2026	4.45%	2029	$300	Proceeds were used to: (i) repay short-term borrowings; (ii) to finance capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.
CEI	Senior Unsecured	August, 2026	5.00%	2030	$500	Proceeds were used to: (i) repay short-term borrowings; (ii) to fund capital expenditures; (iii) to fund working capital; and (iv) to fund general corporate purposes.
(1) A wholly owned subsidiary of FET

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

2026 Convertible Notes Issuance and Conversion:

On May 4, 2023, FE issued $1.5 billion aggregate principal amount of 2026 Convertible Notes, at a rate of 4.00% per year, payable semiannually. The 2026 Convertible Notes were unsecured and unsubordinated obligations of FE, and were scheduled to mature on May 1, 2026, unless required to be converted or repurchased in accordance with their terms. Proceeds from the issuance were approximately $1.48 billion, net of issuance costs.

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

2029 Convertible Notes and 2031 Convertible Notes Issuance

On June 12, 2025, FE issued $1.35 billion aggregate principal amount of its 2029 Convertible Notes, at a rate of 3.625% per year, and $1.15 billion aggregate principal amount of its 2031 Convertible Notes, at a rate of 3.875% per year, payable semiannually. The 2029 Convertible Notes and 2031 Convertible Notes are unsecured and unsubordinated obligations of FE and will mature on January 15, 2029 and January 15, 2031, respectively, unless earlier converted or repurchased in accordance with their terms.

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

In May 2026, JCP&L issued $350 million of new 4.60% Senior Unsecured Notes due in 2030 in a private offering that included a registration rights agreement in which JCP&L agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days after the closing. Proceeds were used to repay short-term borrowings, to finance capital expenditures, for working capital and for other general corporate purposes. On June 25, 2026, JCP&L filed a registration statement on Form S-4 for the exchange offer with the SEC, which was declared effective on July 14, 2026, and an exchange offer was launched on July 16, 2026. The exchange offer was settled on August 17, 2026.

FE PA Senior Notes and Registration Rights

On March 19, 2026, FE PA issued $300 million of 4.15% senior unsecured notes due in 2028 and $550 million of 4.55% senior unsecured notes due in 2031, in a private offering that included registration rights agreements in which FE PA agreed to conduct an exchange offer of these senior notes for the like principal amounts registered under the Securities Act within 366 days after the closing. On September 1, 2026, FE PA filed a registration statement on Form S-4 with the SEC, which became effective on September 15, 2026, and an exchange offer was launched on September 17, 2026, which is scheduled to close on October 30, 2026.

Shelf Registration Statement

On May 29, 2026, FE filed a shelf registration statement on Form S-3 registering up to $3 billion in aggregate amount of securities, which was declared effective by the SEC on June 15, 2026.

GUARANTEES AND OTHER ASSURANCES

The Registrants have various financial and performance guarantees and indemnifications, which are issued in the normal course of business. These contracts include performance guarantees, stand-by LOCs, debt guarantees, surety bonds and indemnifications. The Registrants enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. As of September 30, 2026, FirstEnergy’s outstanding guarantees and other assurances aggregated approximately $1 billion, consisting of parental guarantees on behalf of its consolidated subsidiaries ($585 million) and other assurances of ($436 million). The maximum potential amounts of future payments FE PA and JCP&L could be required to make under these guarantees as of September 30, 2026, were $46 million and $28 million, respectively.

In 2025, FET, DominionHV and Transource entered into an equity support agreement to enable Valley Link to enter into a credit facility with a third party. The equity support agreement expires once all Valley Link credit agreement obligations are satisfied or when FET has fulfilled its support obligations under the equity support agreement. As of September 30, 2026, the maximum exposure of FET’s support obligations relating to the Valley Link credit facility was $102 million. On October 21, 2026, Valley Link amended its credit facility, increasing FET’s maximum support obligation to $221 million.

Collateral and Contingent-Related Features

In the normal course of business, the Registrants may enter into physical or financially settled contracts for the sale and purchase of electric capacity, energy, fuel and emission allowances. Certain agreements contain provisions that require the Registrants to post collateral. This collateral may be posted in the form of cash or credit support with thresholds contingent upon the Registrants’ credit rating from each of the major credit rating agencies. The collateral and credit support requirements vary by contract and by counterparty.

These credit-risk-related contingent features stipulate that if any such subsidiary were downgraded or lost its investment grade credit rating (based on its senior unsecured debt rating), it would be required to provide additional collateral. See Note 10., “Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants for more information.
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

The valuation of derivative contracts is based on observable market information. As of September 30, 2026, FirstEnergy has a net asset of $30 million in non-hedge derivative contracts that are related to FTRs at certain of the Electric Companies. FTRs are subject to regulatory accounting and do not impact earnings.

Equity Price Risk

As of September 30, 2026, the FirstEnergy pension plan assets were allocated approximately as follows: 32% in equity securities, 20% in fixed income securities, 6% in alternatives, 9% in real estate, 22% in private debt/equity, 8% in derivatives and 3% in cash and short-term securities. FirstEnergy does not currently expect to have a required contribution to the pension plan until 2027, which, based on various assumptions, is currently expected to be less than $300 million. However, FirstEnergy may elect to contribute to the pension plan voluntarily. FE PA and JCP&L are not expected to make a contribution to the pension plan.

As of September 30, 2026, FirstEnergy’s OPEB plan assets were allocated approximately as follows: 62% in equity securities, 34% in fixed income securities and 4% in cash and short-term securities.

In the nine months ended September 30, 2026, FirstEnergy’s pension plan assets have lost approximately 2.7% as compared to an annual expected return on plan assets of 8%. In the nine months ended September 30, 2026, FirstEnergy’s qualified OPEB plan assets have gained approximately 9.7% as compared to an annual expected return on plan assets of 7%. FirstEnergy determines the annual expected return on plan asset assumption based on historical asset performance, target asset allocations and other economic indicators, including current market conditions and forward-looking capital market expectations, among other factors. FirstEnergy periodically evaluates target asset allocations to support long-term funding and volatility mitigation objectives, which could impact future expected return on plan asset assumptions.

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

FirstEnergy utilizes a spot rate approach in the estimation of the components of benefit cost by applying specific spot rates along the full yield curve to the relevant projected cash flows. As of September 30, 2026, the spot rate was 6.62% and 6.46% for pension and OPEB obligations, respectively, as compared to 5.59% and 5.37% as of December 31, 2025, respectively.

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
CREDIT RISK

Credit risk is the risk that the Registrants would incur a loss as a result of nonperformance by counterparties of their contractual obligations. The Registrants maintain credit policies and procedures with respect to counterparty credit (including requirements that counterparties maintain specified credit ratings) and require other assurances in the form of credit support or collateral in certain circumstances in order to limit counterparty credit risk. The Registrants have concentrations of suppliers and customers among electric utilities, financial institutions and energy marketing and trading companies. These concentrations may impact the Registrants’ overall exposure to credit risk, positively or negatively, as counterparties may be similarly affected by changes in economic, regulatory or other conditions. In the event an energy supplier of the Ohio Companies, FE PA, JCP&L or PE defaults on its obligation, the affected company would be required to seek replacement power in the market. In general, subject to regulatory review or other processes, it is expected that appropriate incremental costs incurred by these entities would be recoverable from customers through applicable rate mechanisms, thereby mitigating the financial risk for these entities. The Registrants' credit policies to manage credit risk include the use of an established credit approval process and daily credit mitigation provisions, such as margin, prepayment or collateral requirements. FirstEnergy and its subsidiaries, including FE PA and JCP&L, may request additional credit assurance, in certain circumstances, in the event that the counterparties' credit ratings fall below investment grade, their tangible net worth falls below specified percentages or their exposures exceed an established credit limit.

OUTLOOK

    INCOME TAXES

For federal income tax purposes, FE files a consolidated tax return, which includes JCP&L and FE PA, but excludes FET and its subsidiaries, and maintains an intercompany income tax allocation agreement for the allocation of consolidated tax liability, including corporate AMT. Subsequent to the closing of the FET Equity Interest Sale, FET and its subsidiaries file as their own consolidated group for federal income tax purposes and have their own intercompany income tax allocation agreement.

On February 18, 2026, the U.S. Treasury and IRS issued guidance that allows certain tax repair deductions in computing corporate AMT. As a result of this guidance, FirstEnergy reversed $18 million in corporate AMT credit carryforwards in the first quarter of 2026 related to corporate AMT incurred and paid in prior tax years by both the FE consolidated tax group and the FET consolidated tax group, none of which had an impact to the effective tax rate. Both the FE consolidated tax group and the FET consolidated tax group remain subject to the corporate AMT, but expect that this allowance for certain tax repair deductions will reduce future corporate AMT liability.

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

FirstEnergy will continue to monitor and evaluate future tax legislation, guidance from the U.S. Treasury and/or the IRS, including guidance related to the corporate AMT, and developments concerning the regulatory treatment of income taxes by FERC and/or applicable state regulatory authorities, that could negatively impact the Registrants’ cash flows, results of operations and financial condition.

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

The EmPOWER Maryland program requires electric utilities to achieve specified energy efficiency and greenhouse gas reduction targets, which were modified by the Utility RELIEF Act to reduce certain targets for the 2027-2035 program cycles. PE's revised 2024-2026 EmPOWER plan, with a budget of approximately $314 million, was approved by the MDPSC in December 2024. PE filed its proposed 2027-2029 plan in September 2026. Beginning in 2026, PE is required to expense 100% of EmPOWER program costs as incurred, with previously deferred balances to be recovered through 2030. Legislation effective July 1, 2024 reduced the carrying costs recoverable on unamortized EmPOWER balances. PE challenged the legislation, and in August 2025 the Circuit Court for Washington County, Maryland ruled in PE's favor. The MDPSC and MDOPC appealed the decision, and oral argument before the Appellate Court of Maryland was held on September 4, 2026.

On September 1, 2026, PE filed its proposed large load tariff which would create a separate class of large load customers thereby insulating residential customers from bearing costs associated with the interconnection of large load customers to the electric system.

On September 4, 2026, PE filed with the MDPSC a distribution base rate case seeking to, among other things, increase PE’s Maryland annual base rate distribution revenues by approximately $53 million and approve a proposed three-year program focused on improving reliability. The case uses a historic test year of twelve months ending March 31, 2026, and requested an ROE of 10.6% and capital structure of approximately 54% equity and 46% debt. Evidentiary hearings are scheduled to begin January 11, 2027. A final order and new rates are expected to become effective in the second quarter of 2027.

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

Beginning in late 2023, major offshore wind developments in New Jersey were cancelled or abandoned. In response to these developments, JCP&L sought guidance from the NJBPU in 2025 regarding project scheduling while continuing to meet its contractual obligations. In August 2025, the NJBPU directed JCP&L to defer certain transmission investments for approximately 2.5 years and directed JCP&L to work with NJBPU staff and PJM to ensure alignment as to the work that is to be continued on the original timeline and the work that is to be delayed consistent with the order. Capital investments in the transmission projects totaled approximately $167 million as of September 30, 2026.

On April 22, 2026, the NJBPU issued an order finding that, among other things, continued investment in certain of the transmission infrastructure to connect offshore wind generated electricity to the grid is not in the best interest of the state or its ratepayers. In the order, the NJBPU authorized execution of an agreement with PJM to terminate the identified transmission projects, which it filed at FERC on April 23, 2026. The agreement included provisions to the effect that New Jersey’s ratepayers will remain responsible for JCP&L’s prudently incurred costs for the affected projects and a request for approval by June 23, 2026. On May 14, 2026, JCP&L filed supportive comments at FERC. On June 22, 2026, FERC accepted the termination agreement. On July 2, 2026, PJM notified JCP&L that PJM had terminated the agreements that obligated JCP&L to construct the identified projects. JCP&L expects to file an application for FERC authorization to recover the abandoned project costs.

In February 2025, the NJBPU certified the results of its annual basic generation service auctions through which New Jersey’s four EDCs – including JCP&L – satisfy their generation supply requirements for BGS customers for the period beginning June 1, 2025 through May 31, 2026. The certified results resulted in significant rate increases for New Jersey EDC customers and, by order dated April 23, 2025, the NJBPU directed the four EDCs to submit proposals to mitigate the impact of the rate increases that affected residential customers beginning June 1, 2025. On May 7, 2025, JCP&L filed a petition in response to the April 2025 order, modeling four potential mitigation scenarios. On June 18, 2025, the NJBPU approved a stipulation that provided residential customers with a $30 bill credit in July and August 2025, with JCP&L deferring the cost as a regulatory asset and recovering the amount through customer bill charges from September 2025 through February 2026; the regulatory asset has since been fully recovered.

On August 13, 2025, the NJBPU issued an Order to Show Cause reviewing JCP&L’s 2024 Annual System Performance Report, which includes information regarding JCP&L’s systems level of electric service reliability performance during the prior calendar year. Failure to attain NJBPU’s minimum reliability levels may subject JCP&L to a penalty. The NJBPU order alleges JCP&L has failed to achieve minimum reliability levels for calendar years 2022, 2023, and 2024, and directed JCP&L to file an answer demonstrating why the NJBPU should not impose certain penalties upon JCP&L for such failure, which JCP&L filed on October 10, 2025. On April 13, 2026, NJBPU staff issued a letter to JCP&L stating its intention to recommend that the NJBPU impose a penalty against JCP&L in the amount of $44 million, while also requesting a meeting with JCP&L to discuss the potential penalty recommendation and a possible resolution. On April 16, 2026, JCP&L responded in writing to the NJBPU staff welcoming the opportunity to discuss with NJBPU staff and disputing the magnitude of the recommended penalty and questioning the approach taken by NJBPU staff. JCP&L is engaged in settlement discussions with the parties and had a meeting with the NJBPU staff on July 17, 2026. A pre-hearing conference has been scheduled for October 29, 2026. JCP&L believes it is probable that it will incur a loss, but based on the status of the settlement discussions is unable to estimate the amount of any penalty and/or predict other actions that may be imposed by the NJBPU. On October 20, 2026, the NJBPU opened a new docket to review JCP&L’s attainment of the NJBPU’s minimum reliability levels for calendar year 2025.

On January 14, 2026, the NJBPU issued an order authorizing JCP&L to modify its Lost Revenue Adjustment Mechanism rate rider in its tariff. The modification allows JCP&L to recover the revenue impact of sales losses of approximately $16 million (pre-tax) primarily resulting from the implementation of JCP&L’s EE&C Plan during the one-year period from July 1, 2023, through June 30, 2024. The modification was effective February 1, 2026.

On May 21, 2026, the NJBPU issued an order concluding that certain nuclear generating units participating in the state’s ZEC program received duplicate compensation during 2024, and directed the owners of the affected generating units to refund the duplicate payments, with applicable interest, to the affected EDCs, including JCP&L. The order further directed that the refunded amounts be returned to customers through reinstated ZEC tariffs beginning June 1, 2026. On May 26, 2026, JCP&L received payment in the amount of $82 million. Also on May 26, 2026, JCP&L made the requisite compliance filing with the NJBPU requesting restoration of its ZEC tariff effective June 1, 2026, and began issuing customer refunds. Refunds are expected to continue through May 31, 2027, or until such time as the refunded balance is exhausted. As of September 30, 2026, JCP&L's regulatory liability associated with these amounts to be refunded to customers was approximately $56 million.

On July 15, 2026, the NJBPU issued an order directing a one-year transition period beginning on July 1, 2027, and ending on June 30, 2028, after which New Jersey EDCs would begin a full six-year cycle of energy efficiency programs. JCP&L’s EE&C Plan II ends on June 30, 2027. In accordance with the order, JCP&L filed its proposed transition plan with the NJBPU on September 30, 2026, which seeks to continue JCP&L’s existing cost recovery and lost revenue recovery mechanisms and contemplates a lower ROE for JCP&L’s energy efficiency programs by 150 basis points, at a proposed budget of approximately $178 million. The matter is pending before the NJBPU.

On August 6, 2026, JCP&L filed with the NJBPU a base rate case utilizing a historical test period for the 12 months ending June 30, 2026. JCP&L proposed a net increase in base distribution revenues of approximately $253 million, with an ROE of 10.2% and a capital structure of approximately 47% debt and approximately 53% equity, with an effective date of May 6, 2027. JCP&L has also proposed to offset the increase in rates for residential customers until January 1, 2028, through a new, temporary tax-adjustment rider and amortization of an existing regulatory liability during this period. The filing also proposes a new storm recovery charge rider and requests additional funding for enhanced storm response and expanded vegetation management. The NJBPU has referred the matter to the New Jersey Office of Administrative Law and discovery has begun.

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

On April 5, 2023, the Ohio Companies filed an application with the PUCO for approval of ESP V, for an eight-year term beginning June 1, 2024, and continuing through May 31, 2032. On May 15, 2024, the PUCO issued an order approving ESP V with modifications, which became effective June 1, 2024, and would have continued through May 31, 2029. The Ohio Companies filed an application for rehearing challenging various aspects of the May 15, 2024, order, but due to the risks and uncertainty resulting from the Ohio Companies’ application for rehearing being denied by operation of law, on October 29, 2024, the Ohio Companies filed a notice of their intent to withdraw ESP V and proposed the terms under which they would resume operating under ESP IV. On December 18, 2024, the PUCO approved the Ohio Companies’ notice of withdrawal. Also on December 18, 2024, the PUCO approved the Ohio Companies’ proposal for returning to ESP IV, with modifications. Consistent with ESP IV, the PUCO authorized the Ohio Companies’ reinstatement of the DCR rider. Additionally, the PUCO ordered that storm costs deferred under ESP V since June 1, 2024, remain on the Ohio Companies’ books and subject to review in a future case. On January 22, 2025, the PUCO approved the Ohio Companies’ revised ESP IV tariffs, effective February 1, 2025, at which time the Ohio Companies resumed operating under ESP IV. On April 7, 2025, certain intervenors filed an appeal to the Supreme Court of Ohio challenging the Ohio Companies’ return to ESP IV. On May 22, 2025, the Supreme Court of Ohio granted the Ohio Companies’ motion to intervene in the appeal. On July 7, 2025, OCC and NOAC filed their Appellants’ brief. Appellees, including the PUCO and the Ohio Companies, filed their briefs on August 26, 2025, to which OCC and NOAC replied on September 15, 2025.

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

On May 31, 2024, the Ohio Companies filed their application for an increase in base distribution rates based on a 2024 calendar year test period. On November 19, 2025, the PUCO issued an order in the rate case lifting the rate freeze and approving a net increase in base distribution revenues of the Ohio Companies of approximately $34 million, with an ROE of 9.63% and a hypothetical capital structure of 48.8% debt and 51.2% equity for all three Ohio Companies, which reflects a roll-in of current riders such as DCR and AMI. The PUCO authorized continuance of Rider DCR with a cap increase commensurate with capital investments through January 31, 2025, and approved the Ohio Companies’ proposal to change pension and OPEB recovery to the delayed recognition method. Additionally, the order authorizes recovery of certain deferred costs for storm restoration, operations and maintenance, and energy efficiency programs. As a result of the order, the Ohio Companies recognized a $352 million pre-tax impairment charge related to future recovery disallowances of certain previously capitalized amounts. On November 26, 2025, the Ohio Companies filed proposed compliance tariffs. On December 19, 2025, the Ohio Companies and other parties filed applications for rehearing and on December 29, 2025, the Ohio Companies filed a memorandum against intervenors’ applications for rehearing. On January 7, 2026, the PUCO issued an entry granting rehearing in order to determine whether its November 19, 2025, base rate case opinion and order should be affirmed, abrogated, or modified on rehearing. On February 18, 2026, the PUCO issued an entry on rehearing, which extended the amortization period for recovery of deferred storm restoration costs from five years to twenty-five years, subject to prudency review, and clarified the amount of the authorized increase in Rider DCR revenue caps is $14 million, subject to the Ohio Companies meeting reliability standards. With these adjustments, the rate case’s outcome is a net decrease in base distribution revenues of the Ohio Companies of approximately $5 million. The entry further ordered the Ohio Companies to file revised final tariffs and approved the Ohio Companies’ compliance tariffs, effective March 1, 2026. On March 20, 2026, the Ohio Companies and certain other parties filed with the PUCO second applications for rehearing of the February 18, 2026, entry on rehearing. On April 14, 2026, the PUCO issued an entry on rehearing denying all applications for rehearing. On May 14, 2026, Retail Energy Supply Association and IGS Energy Supply, LLC jointly filed with the PUCO a request for clarification and application for rehearing, to which the OCC and the Ohio Companies responded on May 26, 2026. On June 10, 2026, the PUCO issued its Fourth Entry on Rehearing, denying the application for rehearing. On August 10, 2026, the Ohio Companies filed a notice of appeal with the Supreme Court of Ohio, appealing the PUCO’s actions on rehearing, including the extension of the Ohio Companies’ deferred storm cost amortization period, and the issuance of additional directives on rehearing without following procedural rules. On October 19, 2026, the Ohio Companies filed their initial brief.

On May 16, 2022, May 15, 2023, and May 15, 2024, the Ohio Companies filed their SEET applications for determination of the existence of significantly excessive earnings under ESP IV for calendar years 2021, 2022, and 2023, respectively. On May 15, 2025, the Ohio Companies filed their SEET application for determination of the existence of significantly excessive earnings under ESPs IV and V for calendar year 2024. Each application demonstrated that each of the individual Ohio Companies did not have significantly excessive earnings. On May 11, 2026, the Attorney Examiner issued an entry consolidating the SEET proceedings for calendar years 2021 through 2024. On July 21, 2026, the Ohio Companies and the PUCO staff entered into a settlement, unopposed by OCC, stipulating that the Ohio Companies did not have significantly excessive earnings in 2021, 2022, 2023 or 2024. An evidentiary hearing was held on August 11, 2026.

On January 7, 2026, the PUCO issued an order, which directed the Ohio Companies to pay their customers, among other things, restitution and refunds totaling approximately $275 million ($213 million after-tax), which was recognized in the fourth quarter of 2025. The restitution and refunds are being provided to customers over three billing cycles, which began in February 2026. As of September 30, 2026, the Ohio Companies have issued approximately $266 million in restitution and refunds.

On May 22, 2026, the Ohio Companies filed with the PUCO a three-year rate plan, requesting approval of three consecutive, annual test periods that begin July 1, 2027 and end June 30, 2030. The application proposes a net increase in the Ohio Companies’ base distribution revenues of approximately $254 million in the first year, approximately $59 million in the second year, and approximately $80 million in the third year, with an ROE of 10.2% and a capital structure of approximately 47% debt and approximately 53% equity for all three Ohio Companies. On June 12, 2026, PUCO staff issued a deficiency letter requesting additional supplementation in certain areas, which the Ohio Companies provided on June 22, 2026. On July 1, 2026, an administrative law judge deemed the application complete and set a procedural schedule. Evidentiary hearings are set to begin March 1, 2027.

On June 12, 2026, at the PUCO’s direction, the Ohio Companies filed an application requesting approval of a proposed data center tariff which will create a separate class for data centers and ensure proper allocation of costs associated with the interconnection of large load customers to the electric system. Comments and reply comments on the proposed data center tariff were filed by various parties in August 2026.

See below for additional details on the ongoing government investigations and ongoing litigation surrounding HB 6.

PENNSYLVANIA

FE PA has five rate districts in Pennsylvania – four that correspond to the territories previously serviced by ME, PN, Penn, and WP and one rate district that corresponds to WP’s service provided to The Pennsylvania State University. The rate districts created by the PA Consolidation will not reach full rate unity until the earlier of 2033 or the conclusion of three base rate cases filed after January 1, 2025. FE PA operates under rates approved by the PPUC, effective as of January 1, 2025. FE PA operates under a DSP through the May 31, 2027 delivery period, which provides for the competitive procurement of generation supply for customers who do not choose an alternative EGS or for customers of alternative EGSs that fail to provide the contracted service. In December 2024, the PPUC approved FE PA’s LTIIP III program, which contemplates an approximately $1.4 billion investment plan from 2025 through 2029 and the eligible costs of which are recoverable through FE PA’s distribution system improvement charge. FE PA may increase its LTIIP investment plan up to 20% without seeking additional PPUC approval.

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

On November 26, 2025, FE PA submitted a petition for approval of its Phase V EE&C Plan, which includes energy efficiency and peak demand reduction programs with demand reduction targets, relative to 2007-2008 peak demands, at 2.01% MW, and energy consumption reduction targets, as a percentage of FE PA’s historic 2009 to 2010 reference load, at 2.00% MWh. The proposed plan includes cost recovery of approximately $390 million to be recovered through its Phase V Energy Efficiency and Conservation Charge Rider and runs for a five-year period beginning June 1, 2026, through May 31, 2031. Hearings were held on January 29, 2026. The parties reached a full settlement in principle and filed with the PPUC a Joint Petition for Complete Settlement on February 19, 2026. On March 12, 2026, the PPUC issued an order approving the settlement with limited modifications requiring FE PA to file revisions to the plan, which were filed on April 15, 2026.

On February 3, 2026, FE PA filed a proposed DSP for provision of generation for the June 1, 2027 through May 31, 2031 delivery period, to be sourced through competitive procurements for customers who do not receive service from an alternative EGS. Under this DSP, supply would be provided through a mix of 12, 24, and in the case of residential customers, 60-month energy contracts, as well as spot market purchases for industrial customers. A hearing was held on June 15, 2026. FE PA reached a comprehensive settlement with certain parties, which was filed with the PPUC on July 2, 2026. On August 21, 2026, the administrative law judges issued a decision recommending that the PPUC approve, without modification, the July 2, 2026, settlement agreement. On October 26, 2026, the PPUC issued an order approving the settlement agreement with one modification that opens a new statewide proceeding to be instituted and conducted by June 1, 2027, associated with certain customer shopping protections.

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

On October 1, 2025, MP and PE filed their integrated resource plan with the WVPSC. To ensure that MP and PE can meet their PJM adequacy requirements, the plan proposes, among other things, near-term market capacity purchases and the addition of 70 MWs of solar generation by 2028 and 1,200 MWs of natural gas combined cycle generation by 2031. On May 6, 2026, an evidentiary hearing was held. In an order dated August 28, 2026, the WVPSC instructed MP and PE to submit additional information by December 1, 2026 and further set the filing of the next integrated resource plan for December 1, 2028.

On February 13, 2026, MP and PE filed a CPCN to construct and operate the 1,200 MW combined cycle gas turbine plant, that will be known as Maidsville Energy Center, and the 70 MWs of solar generation capacity, each referenced in their integrated resource plan above, for an estimated capital investment totaling approximately $2.7 billion as of the date of the filing. The request also includes a surcharge designed to recover financing costs during development and construction of the projects, as well as to transition to recovery in base rates once the projects are placed in-service and approved through a base rate case. Evidentiary hearings were held on July 16 and 17, 2026. A final order is expected from the WVPSC in the fourth quarter of 2026.

To support the proposed Maidsville Energy Center project schedule, FirstEnergy has entered into a reservation agreement with Siemens Energy, Inc. for turbines scheduled for delivery in 2030. As described in the CPCN case, any contemplated data center agreements utilizing the Maidsville Energy Center's output, would be expected to address customer protections, pricing, risk transfer and long-term benefit sharing for existing West Virginia customers.

On May 15, 2026, MP and PE filed a base rate proceeding proposing an increase in electric rates of $188.4 million, an approximate 10.6% increase in total revenues. The filing includes a base rate increase of $174.6 million and a proposed reliability program and surcharge of $13.8 million. As an alternative, MP and PE requested a phased approach of two increases of $37.9 million effective August 1, 2026, and $37.6 million effective June 1, 2027, with a commitment to abstain from filing another base rate case until April 1, 2028. On June 11, 2026, the WVPSC staff filed a motion to dismiss, which the WVPSC denied on July 2, 2026. The WVPSC held a hearing on the alternative two-phase approach on July 9, 2026. On July 31, 2026, the WVPSC issued an order approving the alternative two-phase approach without modification. New rates associated with the first phase became effective on August 1, 2026. The matter was appealed to the Supreme Court of Appeals of West Virginia on August 31, 2026, and remains pending before the court. MP and PE cannot predict the outcome of this appeal.

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

Transmission ROE Incentive

On February 24, 2022, the OCC filed a complaint with FERC against ATSI, AEP’s Ohio affiliate and American Electric Power Service Corporation, and Duke Energy Ohio, Inc. asserting that FERC should reduce the ROE utilized in the utilities’ transmission formula rates by eliminating the 50 basis point adder associated with RTO membership, effective February 24, 2022. The OCC contended that this result is required because Ohio law mandates that transmission owning utilities join an RTO and that the 50 basis point adder is applicable only where RTO membership is voluntary. On December 15, 2022, FERC denied the complaint as to ATSI and Duke Energy Ohio, Inc., but granted it as to AEP’s Ohio affiliate. AEP’s Ohio affiliate and OCC appealed FERC’s orders to the Sixth Circuit. On January 17, 2025, the Sixth Circuit ruled that the 50 basis point adder is available only where RTO membership is voluntary, that Ohio law requires Ohio’s transmission utilities to be members of an RTO, and that it was unlawful for FERC to excise the adder from AEP’s Ohio affiliate rates, but not from the Duke Energy Ohio, Inc. and ATSI rates. During 2024, as a result of the ruling, ATSI recognized a $46 million pre-tax charge, with interest, of which $42 million is reported in “Transmission Revenues” and $4 million is reported in “Miscellaneous income, net” on the FirstEnergy Consolidated Statements of Income and Comprehensive Income at the Stand-Alone Transmission segment, to reflect the expected refund owed to transmission customers back to February 24, 2022. On June 20, 2025, and June 24, 2025, ATSI and AEP’s Ohio affiliate, respectively, applied for the Supreme Court of the U.S. to review the Sixth Circuit’s decision. On November 10, 2025, the Supreme Court of the U.S. denied ATSI’s petition for the court to review the case. On November 13, 2025, the Sixth Circuit issued a mandate sending the case back to FERC for further proceedings. On June 25, 2026, FERC issued an order on remand directing ATSI to submit a compliance filing within 30 days to remove the RTO incentive and make refunds with interest within 30 days for the period beginning February 24, 2022, through the date of the refund. On July 22, 2026, FERC approved ATSI’s subsequent request to defer the deadline to issue refunds until February 28, 2027, in order to accommodate the PJM and MISO processes for processing refunds as directed by FERC’s order. On July 27, 2026, ATSI submitted to FERC a filing to amend its formula rate to remove on a going-forward basis 50 basis points of authorized earnings in compliance with FERC’s orders. FirstEnergy also filed a request for rehearing on July 27, 2026, arguing that the Federal Power Act limited the refund period to 15 months. On August 27, 2026, FERC denied the request for rehearing by operation of law. On October 21, 2026, ATSI appealed FERC’s June 25, 2026, order to the Sixth Circuit. As of September 30, 2026, ATSI’s estimated refund obligation, including interest, totaled approximately $51 million, which is recorded in “Regulatory liabilities” on FirstEnergy’s Consolidated Balance Sheets.

Transmission ROE Methodology

A proposed rulemaking proceeding concerning transmission rate incentives provisions of Section 219 of the 2005 Energy Policy Act was initiated in March of 2020 and remains pending before FERC. Among other things, the rulemaking explored whether utilities should collect an “RTO membership” ROE incentive adder for more than three years. FirstEnergy is a member of PJM, and its transmission subsidiaries could be affected by the proposed rulemaking. FirstEnergy participated in comments on the supplemental rulemaking that were submitted by a group of PJM transmission owners and by various industry trade groups. If there were to be any changes to FirstEnergy's transmission incentive ROE, such changes will be applied on a prospective basis; provided however, due to the Sixth Circuit’s ruling in the Transmission ROE Incentive matter described above, ATSI revised the ROE in its transmission rates effective August 1, 2026.

Transmission Planning Supplemental Projects

On September 27, 2023, the OCC filed a complaint against ATSI, PJM and other transmission utilities in Ohio alleging that the PJM Tariff and operating agreement are unjust, unreasonable, and unduly discriminatory because they include no provisions to ensure PJM’s review and approval for the planning, need, prudence and cost-effectiveness of the PJM Tariff Attachment M-3 “Supplemental Projects.” Supplemental Projects are projects that are planned and constructed to address local needs on the transmission system. The OCC demands that FERC: (i) require PJM to review supplemental projects for need, prudence and cost-effectiveness; (ii) appoint an independent transmission monitor to assist PJM in such review; and (iii) require that Supplemental Projects go into rate base only through a “stated rate” procedure whereby prior FERC approval would be needed for projects with costs that exceed an established threshold. Subsequently, intervenors expanded the scope of this proceeding to all of the transmission utilities in the PJM market, including JCP&L. ATSI and the other transmission utilities in Ohio and in the PJM market filed comments. The matter is pending before FERC.

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

Ghiorzi v. PJM

In December 2023, PJM assigned certain baseline RTEP projects to NextEra Energy Transmission, which subsequently informed PJM that it would not construct the projects. On April 3, 2025, following the reassignment by PJM of certain baseline RTEP projects in Maryland and Virginia to PE, two individuals filed a complaint at FERC challenging this outcome, which FERC denied on February 2, 2026. The complainants asserted that PJM erred in reassigning the work to PE because such reassignment projects: (i) did not reflect the cost estimates or cost caps included in NextEra Energy Transmission’s bid; and (ii) would be constructed with different routing than originally proposed. On February 2, 2026, FERC denied the complaint and on April 3, 2026, FERC denied the rehearing request filed by the complainants on March 4, 2026. On June 22, 2026, FERC affirmed its February 2, 2026, order denying the complaint. The deadline to appeal has passed and FERC’s order is final.

Abandonment Transmission Rate Incentive

On February 26, 2025, PJM completed its 2024 RTEP Open Window process and, among other actions, designated each of ATSI and PE to construct certain transmission projects. On July 11, 2025, ATSI and PE filed a joint application for the abandonment incentive with FERC, which was approved on September 9, 2025. Effective September 10, 2025, ATSI and PE each became eligible to recover 50% of the project costs incurred prior to September 10, 2025, and 100% of the project costs incurred thereafter for any projects subsequently cancelled for reasons beyond the control of utility management.

PJM Capacity Market Reforms

On January 16, 2026, the Trump administration and the governors of all thirteen PJM states released a Statement of Principles Regarding PJM. This Statement of Principles is designed to, among other things, increase capacity available in the PJM market. On July 27, 2026, the PJM Board of Managers announced its plans to procure up to 6,800 MWs of capacity resources, the costs of which would be allocated to load-serving entities. On July 31, 2026, PJM filed its proposed reliability backstop procurement set of tariff amendments at FERC, which proposal called for PJM to procure 6,800 MWs of new capacity resources in the fourth quarter of 2026 and calls for the costs of the procurement to be charged to load-serving entities. PJM’s proposal also provides that, if a transmission owner exits PJM, at and after such exit, the costs are to be charged to the transmission owner. On August 21, 2026, FirstEnergy filed protests at FERC arguing, among other things, that PJM had failed to demonstrate that the proposal to charge the costs to exiting transmission owners is “just and reasonable” as required by the Federal Power Act. On September 29, 2026, FERC issued an order suspending PJM’s proposed reliability backstop procurement tariff amendments until February 28, 2027, and instituting further proceedings. FERC further invited PJM to submit a second set of tariff amendments to address the issues that were identified in the September 29, 2026, order. On September 30, 2026, PJM announced the procurement would not begin as previously scheduled. FirstEnergy expects it will continue to participate in the PJM stakeholder processes and FERC proceedings.

Large Load Interconnection Rulemaking

On October 23, 2025, the U.S. Secretary of Energy directed FERC to conduct a rulemaking procedure to develop regulations that would speed interconnection to the transmission system of large loads, including AI data centers and “hybrid” data center/electric generation facilities. The U.S. Secretary of Energy advanced 14 principles to guide this outcome, including that such large loads should be responsible for paying the costs of any network transmission system upgrades required for interconnection of such large loads. The U.S. Secretary of Energy requested that FERC take final action by April 30, 2026. On October 27, 2025, FERC noticed the U.S. Secretary of Energy’s directive for comment, and subsequently established November 21, 2025, as the deadline for initial comments and December 5, 2025, as the deadline for reply comments. FET and its transmission affiliates, as well as over 150 other parties, filed comments. On June 18, 2026, FERC established a “show cause” proceeding for PJM and the PJM transmission owners, while also establishing similar dockets for each of the other RTOs and ISOs and their respective transmission owners. FERC is using the “show cause” proceeding as a means for the affected transmission owners to submit tariff revisions to address the requirements needed to interconnect and serve customers seeking transmission service on behalf of large loads. On July 28, 2026, PJM filed a motion with FERC advising of its plans to submit the compliance filing in mid-November 2026, which FERC accepted on August 14, 2026. On August 17, 2026, the PJM transmission owners filed a partial compliance filing to set a rate for interim network integration transmission service. On September 22, 2026, FERC issued an order dismissing all requests for rehearing and clarified that the June 18, 2026, order made no final determination and that the matter is in abeyance pending submission of the compliance filing. FirstEnergy is unable to predict the outcome of this proceeding.

Utility RELIEF Act and Related FERC Complaint

The Utility RELIEF Act, which became effective July 1, 2026, requires all transmission utilities within Maryland to participate as members in an RTO. On July 2, 2026, the Maryland Energy Administration, MDOPC, and MDPSC filed a complaint at FERC against PE, Valley Link Maryland, and all other Maryland transmission owners. The complaint seeks a FERC order directing the Maryland transmission owners to remove the RTO 50 bps ROE adder incentive from each of their transmission rates. The Maryland Energy Administration, MDOPC, and MDPSC seek to apply FERC’s rulings that remove the RTO incentive from transmission rates when state laws require RTO participation. The complaint requested that any RTO incentive adders collected after July 1, 2026, be refunded. On August 5, 2026, PE and its affiliate, Valley Link Maryland, each responded to the complaint. The Maryland Energy Administration, MDOPC, and MDPSC filed a response on September 3, 2026, to which PE and Valley Link Maryland each responded on September 18, 2026. The Maryland Energy Administration, MDOPC, and MDPSC filed a response on October 5, 2026, to which PE responded on October 20, 2026.

PJM Interim Resource Adequacy Service

On August 13, 2026, PJM filed with FERC its interim resource adequacy service proposal, which would permit curtailment to data centers that did not bring their own supply of new generation resources. On September 3, 2026, FirstEnergy filed a limited protest of certain elements of PJM’s filing. On October 12, 2026, FERC issued an order accepting PJM’s proposed large load definition and PJM’s proposal to establish a registry to log and track such large loads. FERC rejected all of the remaining elements of PJM’s proposal without prejudice.

Winter Storm Fern

On October 6, 2026, MP filed a complaint at FERC against PJM alleging that PJM’s Day-Ahead Market dispatch order during Winter Storm Fern in January and February 2026 was not consistent with the PJM Tariff and resulted in approximately $145 million in Winter Storm Fern-related net wholesale power costs being incurred by MP, which otherwise would be recovered from MP’s and PE’s West Virginia retail customers through the ENEC. On October 26, 2026, PJM filed its answer to MP’s complaint and a motion to dismiss. The matter is pending before FERC.

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

The disclosures below apply to FirstEnergy and the disclosures under “Regulation of Waste Disposal,” are also applicable to FE PA and JCP&L.

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

In January 2025, Executive Order 14154 was issued and, among other deregulatory actions, directed the EPA Administrator to make recommendations on the “legality and continuing applicability” of the EPA’s 2009 Endangerment Finding, which forms the basis for the EPA's GHG regulations. On March 12, 2025, the EPA announced a series of planned deregulatory actions that it would be taking related to such executive order, including reconsideration of the regulations to limit power plant GHG emissions. On July 29, 2025, the EPA announced a proposal to rescind its 2009 Endangerment Finding. On February 12, 2026, the EPA issued a final rule rescinding its 2009 Endangerment Finding, thereby eliminating the basis for much of the EPA’s regulation of GHG emissions. On February 18, 2026, the first of several petitions for review were filed at the D.C. Circuit challenging the rescission by the EPA and multiple lawsuits opposing the EPA’s rescission were filed thereafter. Depending on the outcome of this litigation, which is expected to be extensive, and any future EPA actions, compliance with the GHG emissions limits could require additional capital expenditures or changes in operation at the Fort Martin and Harrison power stations.

On May 23, 2023, the EPA published a proposed rule pursuant to CAA Section 111 (b) and (d) in line with the decision in West Virginia v. Environmental Protection Agency intended to reduce power sector GHG emissions (primarily CO2 emissions) from fossil fuel based EGUs. On April 25, 2024, the EPA issued a final rule, which we refer to as the GHG rule, that imposed stringent GHG emissions limitations on power plants based on fuel type and unit retirement date. In May 2024, a group of 25 states, including West Virginia, filed a challenge to the rule in the D.C. Circuit. Also in May 2024, other utility groups, including the Midwest Ozone Group and Electric Generators for a Sensible Transition, both of which include MP as a member, filed petitions for review of the GHG rule in the D.C. Circuit. The D.C. Circuit subsequently granted a motion from the EPA placing the litigation in abeyance until further order of the Court. On June 17, 2025, the EPA published a proposed rule to repeal the GHG rule. On September 17, 2026, the EPA issued a final rule partially repealing the 2024 GHG Rule that eliminates the carbon capture and sequestration and co-firing requirement of fossil generation. At the same time, the EPA issued a proposed rule repealing all GHG rules. Legal challenges to the partial repeal have been filed. Midwest Ozone Group and Electric Generators for a Sensible Transition have filed as intervenors supporting the September 17, 2026, EPA rulemakings. The EPA’s repeal of the GHG rule is expected to be challenged in federal court. FirstEnergy continues to evaluate the impact of federal GHG regulations on its operations, it cannot predict the outcome of any of these regulatory actions or the associated litigation.

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

FirstEnergy continues to monitor climate change policies at both the federal and state level. In light of the pending legal challenges discussed above, FirstEnergy is unable to predict the impact on its business and operations.

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

On September 30, 2015, the EPA finalized new, more stringent effluent limits for the Steam Electric Power Generating category (40 CFR Part 423) for arsenic, mercury, selenium and nitrogen for wastewater from wet scrubber systems and zero discharge of pollutants in ash transport water. The treatment obligations were to phase-in as permits were renewed on a five-year cycle from 2018 to 2023. However, on April 13, 2017, the EPA granted a Petition for Reconsideration and on September 18, 2017, the EPA postponed certain compliance deadlines for two years. On August 31, 2020, the EPA issued a final rule revising the effluent limits for discharges from wet scrubber systems, retaining the zero-discharge standard for ash transport water (with some limited discharge allowances), and extending the deadline for compliance to December 31, 2025, for both. In addition, the EPA allows for less stringent limits for sub-categories of generating units based on capacity utilization, flow volume from the scrubber system, and unit retirement date. On March 29, 2023, the EPA published proposed revised ELGs applicable to coal-fired electric generation facilities that include more stringent effluent limitations for wet scrubber systems and ash transport water, and new limits on landfill leachate. The rule was issued as final by the EPA on April 25, 2024. On May 30, 2024, the Utility Water Act Group, of which FirstEnergy is a member, filed a Petition for Review of the 2024 ELG Rule with the U.S. Court of Appeals for the Fifth and Eighth Circuit Courts, and on June 18, 2024, the Utility Water Act Group filed a motion to stay the rule pending disposition on the merits. A number of other parties have challenged the final rule in various petitions for review across several circuits. Those petitions and motions for stay have been consolidated in the U.S. Court of Appeals for the Eighth Circuit. On October 10, 2024, the U.S. Court of Appeals for the Eighth Circuit denied the motions for stay. Depending on the outcome of appeals and the EPA’s review, compliance with the 2024 ELG rule could require additional capital expenditures or changes in operation at closed and active landfills, and at the Fort Martin and Harrison power stations from what was approved by the WVPSC in September 2022 to comply with the 2020 ELG rule. On February 19, 2025, the U.S. Department of Justice filed a motion on behalf of the EPA in the U.S. Court of Appeals for the Eighth Circuit, seeking to hold the litigation in abeyance for a period of 60 days while the new leadership at the EPA evaluates the rule and determines how it wishes to proceed. On February 28, 2025, the U.S. Court of Appeals for the Eighth Circuit granted the EPA’s motion. On March 12, 2025, the EPA announced a series of planned deregulatory actions, including reconsideration of the 2024 ELG rule. On December 31, 2025, the EPA published a final ELG Deadline Extensions Rule extending certain compliance deadlines included in the 2024 ELG Rule by five years.

Regulation of Waste Disposal

Federal and state hazardous waste regulations have been promulgated as a result of the Resource Conservation and Recovery Act, as amended, and the Toxic Substances Control Act. Certain CCRs, such as coal ash, were exempted from hazardous waste disposal requirements pending the EPA’s evaluation of the need for future regulation.

In April 2015, the EPA finalized regulations for the disposal of CCRs (non-hazardous), establishing national standards for landfill design, structural integrity design and assessment criteria for surface impoundments, groundwater monitoring and protection procedures and other operational and reporting procedures to assure the safe disposal of CCRs from electric generation facilities. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the final regulations. On July 29, 2020, the EPA published a final rule again revising the date that certain CCR impoundments must cease accepting waste and initiate closure to April 11, 2021. The final rule allowed for an extension of the closure deadline based on meeting identified site-specific criteria. AE Supply transferred the McElroy’s Run CCR impoundment facility and adjacent dry landfill and related remediation obligations on March 4, 2025, pursuant to the environmental liability transfer agreement dated February 3, 2025, with a subsidiary of IDA Power, LLC. Pursuant to the agreement, AE Supply established a $160 million escrow account that AE Supply will fund over five years and is secured by a surety bond, which is guaranteed by FE. As of September 30, 2026, AE Supply has made cumulative cash payments of $68 million to the escrow account since the transfer in 2025.

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

Certain of the FirstEnergy companies have been named as potentially responsible parties at waste disposal sites, which may require cleanup under the CERCLA. Allegations of disposal of hazardous substances at historical sites and the liability involved are often unsubstantiated and subject to dispute; however, federal law provides that all potentially responsible parties for a particular site may be liable on a joint and several basis. Environmental liabilities that are considered probable have been recognized on FirstEnergy’s Consolidated Balance Sheets as of September 30, 2026, based on estimates of the total costs of cleanup, FirstEnergy’s proportionate responsibility for such costs and the financial ability of other unaffiliated entities to pay. Total liabilities of approximately $92 million ($74 million at JCP&L, none at FE PA) have been accrued through September 30, 2026, of which approximately $66 million are for environmental remediation of former MGP and gas holder facilities in New Jersey, which are being recovered by JCP&L through a non-bypassable societal benefits charge. FE or its subsidiaries could be found potentially responsible for additional amounts or additional sites, but the loss or range of losses cannot be determined or reasonably estimated at this time.

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

•In re FirstEnergy Corp. Securities Litigation (S.D. Ohio); on July 28, 2020, and August 21, 2020, purported stockholders of FE filed putative class action lawsuits alleging violations of the federal securities laws. Those actions have been consolidated and a lead plaintiff, the Los Angeles County Employees Retirement Association, has been appointed by the court. A consolidated complaint was filed on February 26, 2021. The consolidated complaint alleges, on behalf of a proposed class of persons who purchased FE securities between February 21, 2017, and July 21, 2020, that FE and certain current or former FE officers violated Sections 10(b) and 20(a) of the Exchange Act by making alleged misrepresentations or omissions concerning FE’s business and results of operations. The consolidated complaint also alleges that FE, certain current or former FE officers and directors, and a group of underwriters violated Sections 11, 12(a)(2) and 15 of the Securities Act as a result of alleged misrepresentations or omissions in connection with offerings of senior notes by FE in February and June 2020. On March 30, 2023, the court granted plaintiffs’ motion for class certification. On April 14, 2023, FE filed a petition in the Sixth Circuit seeking to appeal that order. On August 13, 2025, the Sixth Circuit vacated the S.D. Ohio’s order granting class certification. On November 6, 2025, the S.D. Ohio held oral argument to further consider class certification in light of the Sixth Circuit’s decision. On April 30, 2026, the S.D. Ohio issued an order recertifying plaintiffs’ proposed class. FE filed a petition in the Sixth Circuit to appeal that order on May 14, 2026, which was granted on September 28, 2026. FE believes that it is probable that it will incur a loss in connection with the resolution of this lawsuit. Given the ongoing nature and complexity of such litigation, FE cannot yet reasonably estimate a loss or range of loss.

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

FIRSTENERGY PENNSYLVANIA ELECTRIC COMPANY AND SUBSIDIARIES
MANAGEMENT’S NARRATIVE DISCUSSION AND
ANALYSIS OF RESULTS OF OPERATIONS

FE PA is incorporated in Pennsylvania and is a wholly owned subsidiary of FirstEnergy Pennsylvania Holding Company LLC, which is a wholly owned subsidiary of FE. FE PA owns property and does business as an electric public utility in Pennsylvania and New York, providing distribution services to approximately 2.1 million customers in Pennsylvania and approximately 4,000 customers in Waverly, New York, with a rate base of $6.9 billion as of December 31, 2025. FE PA had 1,916 employees as of December 31, 2025, and serves an area that has a population of approximately 4.5 million. FE PA complied with the regulations, orders, policies and practices prescribed by FERC, PPUC and the NYPSC.

On January 1, 2024, FirstEnergy consolidated the Pennsylvania Companies into FE PA, including then-OE subsidiary, Penn, making FE PA a new, single operating entity. In addition to merging each of the Pennsylvania Companies with and into FE PA, with FE PA surviving such mergers as the successor-in-interest to all assets and liabilities of the Pennsylvania Companies, (i) WP transferred certain of its Pennsylvania-based transmission assets to KATCo, and (ii) PN and ME contributed their respective Class B equity interests of MAIT to FE. FE PA operates under the rate districts of the former Pennsylvania Companies.

For additional information with respect to FE PA, please see the information contained in FirstEnergy’s Management’s Discussion and Analysis of Financial Condition and Results of Operations under the following subheadings, which information is incorporated by reference herein: Executive Summary and Recent Developments, Regulatory Assets and Liabilities, Capital Resources and Liquidity, Guarantees and Other Assurances, Market Risk Information, Credit Risk, Outlook and New Accounting Pronouncements.

FE PA Summary of Results of Operations—First Nine Months of 2026 Compared with First Nine Months of 2025
FE PA’s financial results for the nine months ended September 30, 2026, and 2025, were as follows:

	For the Nine Months Ended September 30,
(In millions)	2026	2025	Change

Revenues:
Revenues - non-affiliates	$3,359	$3,007	$352
Revenues - affiliates	13	16	(3)
Gross receipts tax collections	207	186	21
Total revenues	3,579	3,209	370

Operating Expenses:
Purchased power	1,698	1,436	262
Other operating expenses	910	770	140
Provision for depreciation	255	238	17
Deferral of regulatory assets, net	(139)	(50)	(89)
General taxes	228	208	20
Total operating expenses	2,952	2,602	350

Other Income (Expense):
Interest income - affiliates	15	13	2
Miscellaneous income, net	47	39	8
Interest expense - other	(156)	(142)	(14)
Interest expense - affiliates	(18)	(18)	—
Capitalized financing costs	14	10	4
Total other expense	(98)	(98)	—

Income taxes	101	114	(13)

Net Income	$428	$395	$33

Distribution services by customer class are summarized in the following table:

	For the Nine Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2026	2025	Increase (Decrease)	2026	2025	Increase (Decrease)
Residential	14,302	14,429	(0.9)%	14,161	14,325	(1.1)%
Commercial(1)	8,258	8,257	—%	8,205	8,279	(0.9)%
Industrial	16,400	15,902	3.1%	16,400	15,902	3.1%
Total Electric Distribution MWh Deliveries	38,960	38,588	1.0%	38,766	38,506	0.7%
(1) Includes street lighting.

Distribution deliveries for the residential and commercial customer classes were impacted by the weather temperatures. Heating degree days in the first nine months of 2026 were 2% above the same period of 2025 and near normal. Cooling degree days in the first nine months of 2026 were 5% above the same period of 2025 and 9% above normal.

FE PA Results of Operations — First Nine Months of 2026 Compared with First Nine Months of 2025

Net income increased $33 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to the absence in 2026 of severance and related costs that were recognized in the first quarter of 2025, higher rider revenues and customer demand, higher pension and OPEB non-service credits and a lower effective tax rate, partially offset by higher financing costs.

Revenues

The $370 million increase in total revenues resulted from the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2026	2025	Increase / (Decrease)
	(In millions)
Distribution services	$1,588	$1,491	$97

Generation sales:
Retail	1,932	1,660	272
Wholesale	11	7	4
Total generation sales	1,943	1,667	276

Other	48	51	(3)
Total Revenues	$3,579	$3,209	$370

Distribution services revenue increased $97 million during the first nine months of 2026, as compared to the same period of 2025, primarily resulting from higher rider revenues and customer usage.

Generation sales revenues increased $276 million during the first nine months of 2026, as compared to the same period of 2025, primarily due to higher non-shopping generation auction rates. Retail and wholesale generation sales revenue have no material impact to earnings.

Operating Expenses

Total operating expenses increased $350 million primarily due to:

•Purchased power costs, which have no material impact to earnings, increased $262 million during the first nine months of 2026, as compared to the same period of 2025, primarily due to higher unit costs.

•Other operating expenses increased $140 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to:

•Higher network transmission expenses of $10 million, which were deferred for future recovery, resulting in no material impact to earnings;
•Higher energy efficiency and other state mandated program costs of $13 million, which were deferred for future recovery, resulting in no material impact to earnings; and
•Higher storm restoration expenses of $142 million, which were deferred for future recovery resulting in no material impact to earnings.

The increase was partially offset by:

▪Lower uncollectible expenses of $9 million;
▪Lower other operating expenses of $11 million, primarily due to accelerated vegetation work in 2025, partially offset by planned maintenance activities; and
▪The absence in 2026 of $5 million of severance and related costs associated with FirstEnergy’s organizational changes announced and recognized in the first quarter of 2025.

•Depreciation expense increased $17 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to a higher asset base.

•Deferral of regulatory assets, net increased $89 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to a $142 million increase from higher deferred storm restoration expenses and a $15 million net increase in generation and transmission related deferrals, partially offset by $30 million of higher net amortization expenses resulting from recovery of customer assistance programs from the implementation of the base rate case in 2025, and $38 million net decrease in other deferrals.

•General taxes increased $20 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher gross receipts taxes.

Other Expenses

Total other expenses were flat in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issued since the third quarter of 2025, offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes

The effective tax rate for the nine months ended September 30, 2026, and 2025, was 19.1% and 22.4%, respectively. The decrease in the effective tax rate was primarily due to increases in state flow-through tax benefits and higher amortization of excess deferred income taxes.

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

As discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants, during the fourth quarter of 2025, JCP&L identified an error in the recording of certain expenses for smart meter cost of removal associated with the deployment of its AMI program, resulting in an understatement of expense on the Statements of Income and Comprehensive Income and Regulatory assets/liabilities on the Balance Sheets since 2023. JCP&L evaluated the error, and the specific impact on each affected prior period was not material, however, as a result of the cumulative impact, JCP&L determined it should revise previously issued financial statements to correct the error and, in doing so, also corrected other immaterial errors. As such, JCP&L has revised the previously issued interim Results of Operations for the three and nine months ended September 30, 2025.

As of January 1, 2026, JCP&L made changes in how management evaluates operating performance and allocates resources. As a result of these changes, JCP&L reassessed its operating segments and determined that its operations are now managed as a single integrated business. Historically, JCP&L reported two operating segments, Distribution and Transmission. Accordingly, JCP&L changed its external segment reporting to present its results, including comparative periods, as a single reportable segment for the first nine months of 2026, and reclassified prior periods for comparability. There are no changes to JCP&L’s significant expenses, measure of profit or loss, or other segment items.

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

JCP&L Summary of Results of Operations — First Nine Months of 2026 Compared with First Nine Months of 2025
JCP&L’s financial results for the nine months ended September 30, 2026, and 2025, were as follows:

	For the Nine Months Ended September 30,
(In millions)	2026	2025 (1)	Change

Revenues	$2,211	$2,022	$189

Operating Expenses:
Purchased power	1,173	1,052	121
Other operating expenses	763	440	323
Provision for depreciation	187	196	(9)
Deferral of regulatory assets, net	(338)	(19)	(319)
General taxes	19	18	1
Total operating expenses	1,804	1,687	117

Other Income (Expense):
Miscellaneous income, net	41	36	5
Interest expense - other	(123)	(93)	(30)
Interest expense - affiliates	(9)	(6)	(3)
Capitalized financing costs	35	31	4
Total other expense	(56)	(32)	(24)

Income taxes	84	76	8

Net Income	$267	$227	$40
(1) Previously issued 2025 JCP&L amounts have been revised due to the correction of immaterial errors as discussed in Note 1., "Organization and Basis of Presentation," of the Combined Notes to Financial Statements of the Registrants.

Distribution services by customer class are summarized in the following table:

	For the Nine Months Ended September 30,
(In thousands)	Actual			Weather-Adjusted
Electric Distribution MWh Deliveries	2026	2025	Increase	2026	2025	Increase (Decrease)
Residential	7,904	7,812	1.2%	7,587	7,657	(0.9)%
Commercial(1)	6,425	6,309	1.8%	6,352	6,309	0.7%
Industrial	1,301	1,301	—%	1,301	1,301	—%
Total Electric Distribution MWh Deliveries	15,630	15,422	1.3%	15,240	15,267	(0.2)%
(1) Includes street lighting.

Distribution deliveries for the residential and commercial classes were impacted by higher customer usage and demand as a result of the weather temperatures. Cooling degree days in the first nine months of 2026 were 6% above the same period of 2025 and 8% above normal. Heating degree days in the first nine months of 2026 were 10% above the same period of 2025 and 5% above normal.

JCP&L Results of Operations — First Nine Months of 2026 Compared with First Nine Months of 2025

Net income increased $40 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to the absence in 2026 of severance and related costs that were recognized in the first quarter of 2025, true-up adjustments from the annual forward-looking transmission rate filing, lower other operating expenses, higher transmission revenues from regulated capital investments that increased rate base and increased customer usage, partially offset by financing costs.

Revenues

The $189 million increase in total revenues resulted from the following sources:

	For the Nine Months Ended September 30,
Revenues by Type of Service	2026	2025	Increase / (Decrease)
	(In millions)
Distribution services	$758	$769	$(11)

Generation sales:
Retail	1,198	1,046	152
Wholesale	3	3	—
Total generation sales	1,201	1,049	152

Transmission	240	191	49

Other	12	13	(1)
Total Revenues	$2,211	$2,022	$189
Distribution services revenue decreased $11 million during the first nine months of 2026, as compared to the same period of 2025, primarily due to the conclusion of the New Jersey ZEC program effective June 1, 2025 and the return of certain ZEC refunds as further described above. These refunds were offset by the amortization of a regulatory liability resulting in no impact to earnings. The revenue decrease was partially offset by higher rider revenues associated with certain regulated investment programs and higher customer usage.

Generation sales revenues increased $152 million during the first nine months of 2026, as compared to the same period of 2025, primarily due to higher non-shopping generation auction rates.

Transmission revenues increased $49 million during the first nine months of 2026, as compared to the same period of 2025, primarily due to higher recovery of transmission operating expenses, true-up adjustments from the annual forward-looking transmission rate filing, and higher rate base from regulated investment programs.

Operating Expenses

Total operating expenses increased $117 million primarily due to:
•Purchased power costs, which have no material impact to earnings, increased $121 million during the first nine months of 2026, as compared to the same period of 2025, primarily due to higher unit costs.

•Other operating expenses increased $323 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to:

•Higher storm restoration expenses of $300 million, which were mostly deferred for future recovery;
•Higher energy efficiency and other state mandated program costs of $34 million, which were deferred for future recovery, resulting in no material impact to earnings;
•$5 million pre-tax impairment charge related to JCP&L’s Morristown, New Jersey general office; and
•Higher formula rate transmission operating and maintenance expenses of $13 million, which have no material impact to earnings.

The increase was partially offset by:

•The absence in 2026 of $6 million of severance and related costs associated with FirstEnergy’s organizational changes announced and recognized in the first quarter of 2025; and

•Lower other operating expenses of $23 million, primarily due to planned maintenance expenses and the absence in 2026 of a legal reserve recognized in the second quarter of 2025.

•Depreciation expense decreased $9 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to the accelerated amortization of legacy smart meters in New Jersey, which concluded in December 2025, partially offset by a higher asset base.

•Deferral of regulatory assets, net increased $319 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to a $290 million increase from higher deferral of storm restoration costs, a $22 million increase from higher general and transmission deferrals, a $5 million increase related to the amortization of a regulatory liability associated with ZEC refunds, as further described above, and $2 million related to net increases in other deferrals.

Other Expenses

Total other expenses increased $24 million in the first nine months of 2026, as compared to the same period of 2025, primarily due to higher interest expense as a result of new debt issued since the third quarter of 2025, partially offset by higher capitalized interest and higher pension and OPEB non-service credits.

Income Taxes

The effective tax rate for the nine months ended September 30, 2026, and 2025, was 23.9% and 25.1%, respectively. The decrease in the effective tax rate was primarily due to an increase in the amortization of excess deferred income taxes.

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

(b) Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Registrants’ internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Information required for Part II, Item 1 is incorporated by reference to the discussions in Note 9., “Regulatory Matters,” and Note 10., “Commitments, Guarantees and Contingencies,” of the Combined Notes to Financial Statements of the Registrants in Part I, Item 1 of this Form 10-Q.
ITEM 1A.    RISK FACTORS

As of September 30, 2026, there has been no material change to the risk factors as disclosed in FirstEnergy’s and JCP&L’s Annual Report on Form 10-K for the year ended December 31, 2025. You should carefully consider FirstEnergy’s and JCP&L’s risk factors discussed in "Item 1A. Risk Factors" in FirstEnergy’s and JCP&L’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 18, 2026.
ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.
ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

None.
ITEM 4.        MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.        OTHER INFORMATION

Trading Arrangements

During the quarter ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) promulgated under the Exchange Act) of the Registrants adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Amendments to Existing Revolving Credit Facilities

The information set forth below is included for the purpose of providing disclosure under "Item 1.01 - Entry into a Material Definitive Agreement" and "Item 2.03 - Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant" of Form 8-K.

On October 23, 2026, FE, the Ohio Companies, MP and PE, KATCo, FET and ATSI, MAIT and TrAIL, FE PA, and JCP&L, entered into amendments to their respective credit facilities (collectively, and as amended on October 23, 2026), to, among other things: (i) extend the maturity date of each credit facility for an additional one-year period (a) from October 20, 2029 to October 20, 2030 for the KATCo credit facility, (b) from October 20, 2030 to October 20, 2031 for the FET credit facility and (c) from

October 18, 2029 to October 18, 2030 for the remaining Amended Credit Facilities; and (ii) allow for the option to extend the Credit Agreement by up to two additional one-year periods; and (iii) increase the letters of credit commitment amount from $100 million to $400 million for the MP and PE credit facility.

The amendments to the Amended Credit Facilities are as follows:
•Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among FE, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;
•Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among CEI, OE and TE, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;
•Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among MP and PE, as borrowers, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent;
•Amendment No. 3 to Credit Agreement, dated as of October 23, 2026, among KATCo, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent;
•Amendment No. 3 to Credit Agreement, dated as of October 23, 2026, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent;
•Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among ATSI, MAIT and TrAIL, as borrowers, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent;
•Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among FE PA, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent; and
•Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among JCP&L, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent.

The foregoing description of the Amended Credit Facilities is qualified in its entirety by reference to each such amendment entered into by FE, the Ohio Companies, MP and PE, KATCo, FET, ATSI, MAIT and TrAIL, FE PA, and JCP&L, each of which is filed hereto as Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 under FE, 10.1 under FE PA and 10.1 under JCP&L, and incorporated herein by reference.
ITEM 6.        EXHIBITS

Exhibit Number		Description

FirstEnergy
(A)	10.1
Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among FE, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

(A)	10.2
Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among CEI, OE and TE, as borrowers, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

(A)	10.3
Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among MP and PE, as borrowers, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent.

(A)	10.4
Amendment No. 3 to Credit Agreement, dated as of October 23, 2026, among KATCo, as borrower, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

(A)	10.5
Amendment No. 3 to Credit Agreement, dated as of October 23, 2026, among FET, as borrower, the banks and other financial institutions party thereto, as lenders, and JPMorgan Chase Bank, N.A., as administrative agent.

(A)	10.6
Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among ATSI, MAIT and TrAIL, as borrowers, the banks and other financial institutions party thereto, as lenders, and PNC Bank, National Association, as administrative agent.

(A)	31.1	Certification of chief executive officer, as adopted pursuant to Rule 13a-14(a).
(A)	31.2	Certification of chief financial officer, as adopted pursuant to Rule 13a-14(a).
(A)	32	Certification of chief executive officer and chief financial officer, pursuant to 18 U.S.C. Section 1350.
	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Corp. for the period ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document contained in Exhibit 101)

FE PA
(A)	10.1
Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among FE PA, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent.

(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350

	101	The following materials from the Quarterly Report on Form 10-Q of FirstEnergy Pennsylvania Electric Company for the period ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Income and Comprehensive Income, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Common Stockholder's Equity, (iv) Consolidated Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document contained in Exhibit 101)

JCP&L
(A)	10.1
Amendment No. 5 to Credit Agreement, dated as of October 23, 2026, among JCP&L, as borrower, the banks and other financial institutions party thereto, as lenders, and Mizuho Bank, Ltd., as administrative agent.

(A)	31.1	Certification of principal executive officer, as adopted pursuant to Rule 13a-14(a)
(A)	31.2	Certification of principal financial officer, as adopted pursuant to Rule 13a-14(a)
(A)	32	Certification of principal executive officer and principal financial officer, pursuant to 18 U.S.C. Section 1350
	101	The following materials from the Quarterly Report on Form 10-Q of Jersey Central Power & Light Company for the period ended September 30, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Statements of Income and Comprehensive Income, (ii) Balance Sheets, (iii) Statements of Common Stockholder's Equity, (iv) Statements of Cash Flows, (v) related notes to these financial statements and (vi) document and entity information.
	104	Cover Page Interactive Data File (the cover page XBRL (Extensible Business Reporting Language) tags are embedded within the Inline XBRL document contained in Exhibit 101)

(A) Provided herein in electronic format as an exhibit.

Pursuant to paragraph (b)(4)(iii)(A) of Item 601 of Regulation S-K, the Registrants have not filed as an exhibit to this Form 10-Q any instrument with respect to long-term debt if the respective total amount of securities authorized thereunder does not exceed 10% of their respective total assets, but hereby agree to furnish to the SEC on request any such documents.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.
October 28, 2026

FIRSTENERGY CORP.
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

FIRSTENERGY PENNSYLVANIA ELECTRIC COMPANY
Registrant

/s/ Jason J. Lisowski
Jason J. Lisowski
Vice President and Controller
(Principal Accounting Officer)

JERSEY CENTRAL POWER & LIGHT COMPANY
Registrant

/s/ Lisa A. Schultz
Lisa A. Schultz
Controller
(Principal Accounting Officer)